Form 10QSB
period 1998-03-31
CENTENNIAL BANC SHARE CORP
filed 1998-07-24
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998.

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                           Commission File No.0-23965

                          CENTENNIAL BANC SHARE CORP.
                          ---------------------------
             (Exact name of Registrant as specified in its charter)

    Colorado                                                   84-1374481
    --------                                                   ----------
(State or other                                       (IRS Employer File Number)
jurisdiction of
incorporation)

               6970 South Holly Circle, #105, Englewood, CO 80112
               --------------------------------------------------
               (Address of principal executive offices) (zip code)


                                 (303) 840-2000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

The number of shares outstanding of Registrant's common stock, par value $.0000001 per share, as of May 1, 1998 were 1,149,300 common shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM I. Financial Statements
        See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     The Company has had operational activity and has generated revenues to date. However, the Company does not have an extensive history of operations and is marginally unprofitable. The Company's primary activity for the coming fiscal year will be to internally expand its business by processing increasing amounts of mortgage banking business. The Company plans to work with its established contacts and to attempt to develop new contacts to increase its business.

     As in the past, the Company plans to concentrate its activities in Colorado and particularly in the Denver and Colorado Springs Metropolitan areas. As the Company expands, it will focus next on markets within the Rocky Mountain states.

     The Company collects loan fees for acting as the broker under oral agreements with non-affiliate loan originators. The Company principally utilizes such non-affiliate loan originators for its operations and currently employs only two persons, each of whom coordinate the relationships with these non-affiliate loan originators.

     Contract labor is a substantial part of the Company's planned operations. The principal variable in the Company's operation is also contract labor, which represents fees paid to third party loan originators for developing loans. Such contract labor is subject to fluctuation, based upon the loan activity within a given period. However, this cost is not fixed and is directly related to the successful placement of loans and the resultant generation of revenue for the Company.

     The Company's fixed expenses run approximately $8,000 per month. Such costs are not expected to materially increase in the foreseeable future as the Company's business increases. The Company believes that it is meeting its fixed expenses as of the date hereof. Within six months from the date hereof, the Company believes that it will begin to generate a modest profit and will thereafter be profitable. The extent of the Company's profitability cannot be ascertained at this point.

     The Company also plans, as a secondary matter, to search for and to identify potential acquisition candidates in businesses related to or compatible with the Company's core business of mortgage banking. Because the Company has limited capital, any such acquisition would most likely result in a change of control of the Company. As of the date hereof, the Company has not engaged in any preliminary efforts intended to identify such possible potential acquisition candidates and has neither conducted negotiations nor entered into a letter of intent concerning any such candidates.

     The principal criteria for evaluating such acquisitions which the Company may engage in will be the amount of investment required by the Company, the degree of risk to the Company, the potential return on investment to the Company, the Company's expertise in each situation and the expertise and reliability of the acquiree in any such situation.

Liquidity and Capital Resources

     As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this fiscal year. In February, 1998, the Company completed a private placement and raised $110,750, which it plans to utilize in its operations.

     As of the date of this Registration Statement, there are no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by the Company. During the latter part of 1998, the Company plans to examine the feasibility of a public offering to expand its operations. No definitive plans currently exist for a public offering at this time.

     Management feels that the Company has inadequate working capital to pursue most of its business opportunities other than to internally expand the operations of its existing offices or to effect an acquisition with third parties. The Company's capital requirements for the foreseeable future will be supplied through internally generated profits, if any, and borrowings. The opening of additional offices will require a substantial infusion of capital, which the Company feels can only be accomplished by additional equity financing through either a public or private offering, or both.

     The Company does not intend to pay dividends in the foreseeable future.

                           PART II- OTHER INFORMATION

ITEM 1. Legal Proceedings

     No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 2. Changes in Securities. None.
ITEM 3. Defaults upon Senior Securities.  None.
ITEM 4. Submission of Matters to a Vote of Security Holders.  None
ITEM 5. Other Information. None.
ITEM 6. Exhibits and Reports on Form 8-K.

No exhibits as set forth in Regulation S-K are considered necessary in this lO-QSB filing. No reports on Form 8-K were filed as of the most recent fiscal quarter.


                          CENTENNEAL BANC SHARE CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEET


                                       ASSETS

                                                            March 31    December 31,
                                                              1998          1998
                                                           (unaudited)   (audited)
                                                            ---------    ---------

Current Assets

          Cash                                              $   7,396    $ 111,093
          Certificate of Deposit                               65,000
          Note Recievable                                       4,700        4,700
                                                            ---------    ---------
Total current assets                                           77,096      115,793

Property & Equipment:
       Net of accumulated depriation of $600                    10976        3,274

Other Assets:
          Deposit                                               1,828       25,000
                                                            ---------    ---------

                                                            $  89,900    $ 144,067
                                                            =========    =========

                      LIABILITIES AND STOCKHOLDERS EQUITY


Current Liabilities:

          Accounts Payable                                  $   2,508    $     524
          Accrued Expenses                                      6,556        3,730
          Notes Payable                                        35,007       34,382
                                                            ---------    ---------
Total Current Liabilities                                      44,071       38,636


Shareholders Equity:
          Preferred stock, $.0000001 par value,
          1,000,000 shares authorized, None issued               --           --

          Common stock, $.0000001 par value,
               50,000,000 authorized, 1,147,500 shares
              and 1,147,500 shares issued and outstanding
              at December 31, 1997 and March 31, 1978               1            1

          Additional Paid-in Capital                          110,510      108,510
          Retained Earnings (Deficit)                          (5,080)      (3,080)
          Year to date profit (loss)                          (59,602)
                                                            ---------    ---------


          Total stockholders equity (deficit)                  45,829      105,431
                                                            ---------    ---------

          Total liabilities and shareholders equity         $  89,900    $ 144,067
                                                            =========    =========

                        CENTENNIAL BANC SHARE CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                    Inception
                                                 Three months      (November 8,
                                                     ended             1996)
                                                     March          to March 31
                                                   31, 1998          31, 1998
                                                  (unaudited)       (unaudited)
Operating Revenue
     Brokerage Fees                                    22,872       $   168,519
     Miscellaneous Income                               1,202       $     1,569
                                                  -----------       -----------
Total Revenue                                          24,074           170,088

Costs and Expenses:
     Advertising                                        3,714             5,859
     Appraisal Fees                                     4,254             7,454
     Bank Charges                                         (31)              443
     Bonus                                              5,000             5,000
     Commissions & Contract Labor                      16,729            90,542
     Contributions                                        105               105
     Credit Reports                                       720             1,926
     Depreceation Expense                                 400               600
     Dues & Subscriptions                               1,600
     Equipment Lease                                    1,121
     Interest Expense                                   1,279             1,599
     Licenses                                           1,240
     Loan Expenses                                      1,944             1,944
     Maintenance & Repairs                              2,400             2,680
     Marketing                                          5,829
     Mea;s & Entertainment                              3,603
     Micellaneous Expense                               1,471             1,855
     Office Expenses                                    7,234
     Office Supplies                                      460             4,474
     Payroll Service                                      110               110
     Payroll Taxes                                      1,985             3,960
     Postage                                              503               855
     Printing                                           1,215             2,298
     Processing Fees                                      600             1,759
     Professional Fees                                  8,971            14,693
     Rent                                               5,483             8,733
     Salary & Wages                                    19,839            42,147
     Telemarketing                                      2,666
     Telephone                                          2,721             5,785
     Travel                                             2,804             3,656
     Warehouse Banking Fees                             1,000             1,000
                                                  -----------       -----------
Total Operation Expenses                               83,676           232,770
                                                  -----------       -----------

Loss from Operations                                  (59,602)          (62,682)


Other income (expense):
     Other income                                        --                --


Income (loss) before provision
     for income tax benefit                           (59,602)          (62,682)

Provision for income tax                                 --                --
                                                  -----------       -----------


     Net Income (loss)                            ($   59,602)      ($   62,682)
                                                  ===========       ===========


     Net income (loss) per
     common share                                 ($     0.05)      ($     0.06)
                                                  ===========       ===========


     Weighted average
     number of shares
     outstanding                                    1,111,192         1,111,192
                                                  -----------       -----------





                                    CENTENNIAL BANC SHARE CORPORATION
                                         STATEMENTS OF CASH FLOWS

                                                                            For the period
                                                                               November 8,
                                                         Three months             1996
                                                            ended            (Inception) to
                                                            March               March 31,
                                                           31, 1998              1998
                                                          (unaudited)         (unaudited)
                                                           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                     ($ 59,602)          ($ 62,682)
     Depreciation                                                400                 600
CHANGES IN ASSETS & LIABILITIES:
              Certificate of Deposit                         (65,000)            (65,000)
              Notes Recievable                                (4,700)             (4,700)
              Deposits                                        23,172              (1,828)
              Accounts Payable                                 1,984               2,508
              Notes Payable                                      625              35,007
              Accrued Expenses                                 2,826               6,556
                                                           ---------           ---------
     Net Cach Provided by Operating Activities               (95,595)            (89,539)

CASH FLOWS USED FOR INVESTING ACTIVITIES
     Capital Expenditures                                     (8,102)            (11,576)

Cash flows from financing activities:
     Proceeds recieved from issuance of stock                      0             108,511
                                                           ---------           ---------
     Net cash provided by financing activities                     0             108,511

Net increase (decrease) in Cash & Cash Equivalents          (103,697)              7,396
Cash, beginning of period                                    111,093                --
                                                           ---------           ---------
Cash, end of period                                        $   7,396           $   7,396
                                                           =========           =========


                                                             #VALUE!




                                       CENTENNIAL BANC SHARE CORPORATION
                                       STATEMENT OF STOCKHOLDERS' EQUITY
                                                March 31, 1998
                                                  (Unaudited)

                                                    COMMON STOCKS

                                                            $.0000001       Additional
                                                                Par          Paid-in       Retained
                                                Shares         Value         Capital       Earnings      Total
                                               ---------      --------       -------       --------      -----

Balance at December 31, 1997                   1,147,500             1       108,510       (3,080)      105,431

Issuance of common stock for cash at $2.50
     per share, recieved December 1997, but                                                              10,750
     shares formally issued February 1998          4,300
     The 2,000 was credited to revenue for
     the previous period in error                                              2,000       (2,000)            0

Cancellation of common stock previously
     issued at $.0000001 per share                (2,500)         --

Net loss for the period ended                                                             (59,602)      (59,602)
     March 31, 1998
                                              ----------    ----------    ----------    ---------      --------

Balance at March 31, 1998                      1,149,300             1       110,510      (64,682)       56,579
                                              ==========    ==========    ==========    =========      ========

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                 March 31, 1998


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:
-------------

The Company was formed on November 8, 1996, and incorporated under the laws of the State of Colorado. The Company Spent several months of preparation and research before formal operations which began on March 10, 1997. No Financial transactions occured in 1996.

The Company is a Colorado corporation organized for the purpose of developing and maintaining the business associated with mortgage banking. The Company name has been approved by the State of Colorado division of banking. The Company is an approved broker which has a correspondent relationship with several large wholesale banks. The Company lends to all markets in the mortgage business. The Company's business is concentrated in the niche market of lending to borrowers whose credit is less that perfect. The market is known in the industry as the B & C grade market. The Company has discovered what ir perceives as a great need for this type of financing and is aggressively pursuing these customers. It appears to the Company that the future of the B & C grade clietele is not necessarily affected by changing interest rate, and therefore may allow for increased profitability for the Company.

Basis of Presentation:
----------------------

The Company is primarily engaged in mortgage brokering. The authorized capital stock of the Company is 50,000,000 shares of common stock at $.0000001 and 1,000,000 shares of preferred stock at $.0000001 par value. No preferred stock has been issued.

Cash and Cash Equivalents:
--------------------------

The Company considers all highly-liquid debt instruments, purchased with an original maturity of three months, to be cash equivalents.

Property and Equipment
----------------------

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the useful lives of five years for furniture and fixtures.

Revenue and Expense Recognition:
--------------------------------

Revenue is recognized when earned and expenses are recognized when they occur.

Use of Estimates:
-----------------

The preparation of financial statements, in conformity with generally accepted accounting principles, requires, management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                 March 31, 1998

Note 2 - Notes Payable
         -------------

The following is a summary of notes payable:

Note  Payable  to  Peggie  Beattie  due April 1,  1998.  The
interest  is  10%.  Note is  secured  by an  officer  of the
corporation.                                                        25,625

Note payable to Jerold  Burden,  officer and director of the corporation.  The note is payable August 3, 1998, at 10% per
annum. Note is unsecured.                                            5,000

Note payable to Metrum  Commercial  Credit  Union.  Interest
rate is six percent. Note is unsecured.                              4,382
                                                                     -----

                                                                   $35,007
                                                                   =======

Note 3 - Common stock
         ------------

Common shares were formally issued in February, 1998 for cash recieved in December. Of the $10,750 recieved in December, 1998, $8,750 was properly included in Additional Paid-in Capital, pending issuance of 3,500 shares, and $2,000 was recorded as revenue , in error. The $2,000 has been adjusted to Retained Earnings and is reflected as Additional Paid-in Capital. A total of 4,300 shares of common were issued during February, 1998 as a result of the above.

Cancellation of 2,500 shares of previously issued shares also took place in February.


Note 4 - Subsequent event
         ----------------

The note payable to Peggie Beatie in the amount of $25,625 was converted to 10,000 shares of common stock as of April 1, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CENTENNIAL BANC SHARE CORP.



Dated:   7/22/98                      By: /s/ David J. Gregarek
                                         ---------------------------------------
                                         David J. Gregarek
                                         President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:   7/22/98                       By: /s/ Michael J. Delaney
                                          --------------------------------------
                                          Michael J. Delaney
                                          Chief Financial and Accounting Officer
                                          and Director


Dated:    7/22/98                      By: /s/ Pat Kimminau
                                          --------------------------------------
                                          Pat Kimminau
                                          Director


Dated:   7/22/98                       By: /s/ J. Dean Burden
                                          --------------------------------------
                                          J. Dean Burden
                                          Director


Dated:   7/22/98                       By: /s/ Richard Shreck
                                          --------------------------------------
                                          Richard Shreck
                                          Director