Form 10QSB
period 1998-06-30
CENTENNIAL BANC SHARE CORP
filed 1998-08-19
CIK 1054303

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

        For the quarterly period ended June 30, 1998

                                       or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from ................ to...............

                          Commission File No. 0-230965

                          CENTENNIAL BANC SHARE CORP.
                          ---------------------------
             (Exact name of Registrant as specified in its charter)

          Colorado                                           84-1374481
          --------                                           ----------
(State or other jurisdiction                          (IRS Employer File Number)
      of incorporation)

               6970 South Holly Circle, #105, Englewood, CO 80112
               --------------------------------------------------
               (Address of principal exexutive offices)   (Zip Code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X       No
                                           -----         -----

The number of shares outstanding of Registrant's common stock, par value $.0000001 per share, as of August 1, 1998 were 1,149,300 common shares.

                       CENTENNIAL BANC SHARE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET




                                     ASSETS

                                                          June 30,  December 31,
                                                           1998         1997
                                                        (unaudited)  (audited)
                                                         ---------  -----------
 Current Assets:

      Cash                                               $  11,598    $ 111,093
      Certificate of Deposit                                65,682
      Note Recievable                                            0        4,700
                                                         ---------    ---------
 Total current assets                                       77,280      115,793

 Property & Equipment:
      Net of accumulated depreciation                       10,576        3,274

 Other Assets:
      Deposits                                               1,828       25,000
                                                         ---------    ---------

                                                         $  89,684    $ 144,067
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS EQUITY

 Current Liabilities:

      Accounts Payable                                   $   1,980    $     524
      Accrued Expenses                                       1,921        3,730
      Notes Payable                                         10,166       34,382
                                                         ---------    ---------
 Total Current Liabilities                                  14,067       38,636

 Shareholders Equity:
      Preferred stock, $.0000001 par value,
      1,000,000 shares authorized, None issued                --           --

      Common stock, $.0000001 par value,
        50,000,000 authorized, 1,147,500 shares
        and 1,165,966 shares issued and outstanding
        at December 31, 1997 and June 30, 1998                   1            1

      Additional Paid-in Capital                           136,135      108,510
      Retained Earnings (Deficit)                           (5,080)      (3,080)
      Year to date profit (loss)                           (55,439)
                                                         ---------    ---------

      Total stockholders equity (deficit)                   75,617      105,431
                                                         ---------    ---------

      Total liabilities and shareholders equity          $  89,684    $ 144,067
                                                         =========    =========

                        CENTENNIAL BANC SHARE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                     Inception
                                       Three months   Six Months    (November 8,
                                         ended          ended          1996)
                                        June 30,       June 30,      to June 30,
                                         1998           1998           1998
                                      (unaudited)    (unaudited)     (unaudited)
                                      -----------    -----------    ------------
Operating Revenue
     Brokerage Fees                   $   150,413    $   173,285    $   318,932
     Miscellaneous Income                   4,382          5,584          5,951
                                      -----------    -----------    -----------
Total Revenue                             154,795        178,869        324,883

Costs and Expenses:
     Advertising                            1,025          4,739          6,884
     Appraisal Fees                         3,300          7,554         10,754
     Bank Charges                             166            135            609
     Bonus                                  5,000          5,000          5,000
     Commissions & Contract Labor         118,319        135,048        208,861
     Computer internet                         40             40             40
     Contributions                            105            105            105
     Credit Reports                         2,677          3,397          4,603
     Depreceation Expense                     400            800          1,000
     Dues & Subscriptions                                      0          1,600
     Equipment Lease                                           0          1,121
     Interest Expense                                          0              0
     Licenses                                                  0          1,240
     Loan Expenses                          3,000          4,944          4,944
     Maintenance & Repairs                    350          2,750          3,030
     Marketing                                                 0          5,829
     Meals & Entertainment                  1,783          1,783          5,386
     Micellaneous Expense                     369          1,840          2,224
     Office Expenses                                           0          7,234
     Office Supplies                          230            690          4,704
     Payroll Service                           24            134            134
     Payroll Taxes                            627          2,612          4,587
     Postage                                  332            835          1,187
     Printing                                 597          1,812          2,895
     Processing Fees                        3,500          4,100          5,259
     Professional Fees                        270          9,241         14,963
     Rent                                   5,483         10,966         14,216
     Salary & Wages                         5,023         24,862         47,170
     Telemarketing                                             0          2,666
     Telephone                              2,633          5,354          8,418
     Travel                                 2,804          3,656            852
     Warehouse Banking Fees                 1,000          2,000          2,000
                                      -----------    -----------    -----------
Total Operation Expenses                  151,148        233,545        382,319
                                      -----------    -----------    -----------

Income (loss) from Operations               3,647        (54,676)       (57,436)

Other income (expense):
     Other income (interest)                  682            682            682
     Other expense (interest)                (166)        (1,445)        (1,765)

Income (loss) before provision
     for income tax benefit                 4,163        (55,439)       (58,519)

Provision for income tax                     --             --             --
                                      -----------    -----------    -----------

     Net Income (loss)                $     4,163    ($   55,439)   ($   58,519)
                                      ===========    ===========    ===========

     Net income (loss) per
     common share                     $      0.00    ($     0.05)   ($     0.05)
                                      ===========    ===========    ===========

     Weighted average
     number of shares
     outstanding                        1,126,500      1,126,500      1,126,500
                                      -----------    -----------    -----------


                                      CENTENNIAL BANC SHARE CORPORATION
                                          STATEMENTS OF CASH FLOWS

                                                                                                             For the period
                                                                                                               November 8,
                                                                Three months             Six months               1996
                                                                   ended                   ended             (Inception) to
                                                                  June 30,                June 30,             June 30,
                                                                    1998                    1998                 1998
                                                                (unaudited)             (unaudited)            (unaudited)
                                                                ------------             ----------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                           $   4,163                ($ 55,439)           ($  58,591)
     Depreciation                                                      400                      800                 1,000
CHANGES IN ASSETS & LIABILITIES:                                                                  0                     0
            Certificate of Deposit                                    (682)                 (65,682)              (65,682)
            Notes Recievable                                         4,700                    4,700                     0
            Deposits                                                                         23,172                (1,828)
            Accounts Payable                                          (528)                   1,456                 1,980
            Notes Payable                                          (24,841)                 (24,216)               10,166
            Accrued Expenses                                        (4,635)                  (1,809)                1,921
                                                                 ---------                ---------             ---------
     Net Cach Provided by Operating Activities                     (21,423)                (117,018)             (110,962)

CASH FLOWS USED FOR INVESTING ACTIVITIES
     Capital Expenditures                                                                    (8,102)              (11,576)

Cash flows from financing activities:
     Proceeds recieved from issuance of stock                       25,625                   25,625               134,136
                                                                 ---------                ---------             ---------
     Net cash provided by financing activities                      25,625                   25,625               134,136

Net increase (decrease) in Cash & Cash Equivalents                   4,202                  (99,495)               11,596
Cash, beginning of period                                            7,396                  111,093                   --
                                                                 ---------                ---------             ---------
Cash, end of period                                              $  11,598                $  11,598              $ 11,598
                                                                 =========                =========             =========

                                          CENTENNIAL BANC SHARE CORPORATION
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                                    June 30, 1998
                                                    (Unaudited)

                                                                      COMMON STOCKS

                                                                           $.0000001     Additional
                                                                               Par         Paid-in        Retained
                                                            Shares            Value        Capital        Earnings           Total
                                                            ------            -----        -------        --------           -----

Balance at December 31, 1997                               1,147,500               1     $  108,510      ($   3,080)     $  105,431

Issuance of common stock for cash at $2.50
     per share, recieved December 1997, but
     shares formally issued February 1998                      4,300            --             --              --              --
     The 2,000 was credited to revenue for
     the previous fiscal year in error                          --              --            2,000          (2,000)           --

Cancellation of common stock previously
     issued at $.0000001 per share                            (2,500)           --             --              --              --

Issuance of common stock on conversion
     of Note with accrued interest at $1.54                   16,666            --           25,625            --            25,625
     per share

Net loss for the six month period ended
     June 30, 1998                                              --              --             --           (55,439)        (55,439)
                                                          ----------      ----------     ----------      ----------      ----------


Balance at June 30, 1998                                   1,165,966               1     $  136,135      ($  60,519)     $   75,617
                                                          ==========      ==========     ==========      ==========      ==========





                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                  June 30, 1998

Note 1 - Notes Payable
         --------------

The following is a summary of notes payable:

Note payable to Jerold Burden, officer and director of the corporation. The note is payable November 3, 1998, at 10% per annum. Note is unsecured.

              Face amount                             $ 10,000
              Accrued interest                             166
                                                      --------
                   Total                              $ 10,166
                                                      ========


Note 2 - Common stock
         ------------

Note Payable to a director of the Company of $25,625, including accrued interest, was converted into 16,666 shares of common stock on April 1, 1998 at $1.54 per share.

                         PART 1 - FINANCIAL INFORMATION

ITEM I. Financial Statements
        See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     The Company has had operational activity and has generated revenues to date. The Company does not have an extensive history of operations but has been recently marginally profitable. The Company's primary activity for the coming fiscal year will be to internally expand its business by processing increasing amounts of mortgage banking business. The Company plans to work with its established contacts and to attempt to develop new contacts to increase its business.

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

     As of the date of this report, there are no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by the Company. During the latter part of 1998, the Company plans to examine the feasibility of a public offering to expand its operations. No definitive plans currently exist for a public offering at this time.

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


                                          CENTENNIAL BANC SHARE CORP.



Dated:   8/17/98                           By:  /s/  David J. Gregarek
                                                --------------------------------
                                                David J. Gregarek
                                                President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:   8/17/98                              By: /s/  Michael J. Delaney
                                                  -----------------------------
                                                  Michael J. Delaney
                                                  Chief Financial and Accounting
                                                  Officer and Director


Dated:                                        By:
                                                  -----------------------------
                                                  Pat Kimminau
                                                  Director


Dated:   8/17/98                              By: /s/  J. Dean Burden
                                                  -----------------------------
                                                  J. Dean Burden
                                                  Director


Dated:                                        By:
                                                  -----------------------------
                                                  Richard Shreck
                                                  Director