Form 10QSB
period 1998-09-30
CENTENNIAL BANC SHARE CORP
filed 1998-11-17
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1998.

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ____________

                           Commission File No.0-23965

                          CENTENNIAL BANC SHARE CORP..
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

          Colorado                                            84-1374481
          --------                                            ----------
      (State or other                                 (IRS Employer File Number)
jurisdiction of incorporation)

6970 South Holly Circle, #105, Englewood, CO                    80112
--------------------------------------------           ---------------------
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

The number of shares outstanding of Registrant's common stock, par value $.0000001 per share, as of November 1, 1998 were 1,149,300 common shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM I. Financial Statements

        See attached financial statements


                             CENTENNIAL BANC SHARE CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET

                                          ASSETS

                                                              September 30,    December 31,
                                                                  1998            1997
                                                               (unaudited)      (audited)
                                                                ---------       ---------
Current Assets:
          Cash                                                  $  11,858       $ 111,093
          Certificate of Deposit                                   66,362
          Note Recievable                                               0           4,700
                                                                ---------       ---------
Total current assets                                               78,220         115,793

Property & Equipment:
       Net of accumulated depreciation                             10,176           3,274

Other Assets:
          Deposits                                                  3,461          25,000
                                                                ---------       ---------

                                                                $  91,857       $ 144,067
                                                                =========       =========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:

          Accounts Payable                                      $   5,839       $     524
          Accrued Expenses                                          8,976           3,730
          Notes Payable                                            10,416          34,382
                                                                ---------       ---------
Total Current Liabilities                                          25,231          38,636

Shareholders Equity:
          Preferred stock, $.0000001 par value,
          1,000,000 shares authorized, None issued                   --              --

          Common stock, $.0000001 par value,
            50,000,000 authorized, 1,147,500 shares
            and 1,165,966 shares issued and outstanding
            at December 31, 1997 and June 30, 1998                      1               1

          Additional Paid-in Capital                              136,135         108,510
          Retained Earnings (Deficit)                              (5,080)         (3,080)
          Year to date profit (loss)                              (64,430)
                                                                ---------       ---------

          Total stockholders equity (deficit)                      66,626         105,431
                                                                ---------       ---------

          Total liabilities and shareholders equity             $  91,857       $ 144,067
                                                                =========       =========




                               CENTENNIAL BANC SHARE CORPORATION
                                   STATEMENTS OF OPERATIONS


                                                                                    Inception
                                           Three months        Nine Months         (November 8,
                                              ended               ended               1996)
                                           September 30,       September 30,      to September 30
                                               1998                1998                1998
                                           (unaudited)          (unaudited)         (unaudited)
                                           -----------          -----------         -----------
Operating Revenue
     Brokerage Fees                        $   412,002          $   586,490         $   732,504
     Other Income                                4,382          $     4,382
                                           -----------          -----------         -----------
Total Revenue                                  412,002              590,872             736,886

Costs and Expenses:
     Advertising                                 1,711                6,525         $     8,670
     Bank Charges                                   18                  154         $       628
     Contributions                                 105          $       105
     Depreciation Expense                          400                1,200         $     1,400
     Internet Domains                               40          $        40
     Equipment Lease                       $     1,121
     Legal Fees & Accounting                     4,533               13,773         $    20,654
     Licenses                                      228                  228         $     1,468
     Loan Expenses                             368,293              519,205         $   523,611
     Miscellaneous Expense                           6                  339         $       723
     Office Supplies & Expense                     231                  841         $    12,089
     Postage                                       145                  890         $     1,242
     Printing                                      485                2,222         $     3,305
     Rent                                        7,311               18,277         $    21,527
     Repairs                                     2,750          $     3,030
     Salary & Wages                             32,973               69,876         $   167,972
     Telephone                                   1,641                6,994         $    10,058
     Travel                                      3,102                7,690         $    20,640
      Uncategorized Exp                            243                2,000         $     2,000
     Warehouse Banking Fees                      1,756                3,356
                                           -----------          -----------         -----------
Total Operation Expenses                       421,320              654,865             803,639
                                           -----------          -----------         -----------

Income (loss) from Operations                   (9,318)             (63,993)            (66,753)

Other income (expense):
     Other income (interest)                       681                1,362               1,362
     Other expense (interest)                     (354)              (1,799)             (2,119)
                                           -----------          -----------         -----------

Income (loss) before provision
     for income tax benefit                     (8,991)             (64,430)            (67,510)

Provision for income tax                          --                   --                  --
                                           -----------          -----------         -----------

     Net Income (loss)                     ($    8,991)         ($   64,430)        ($   67,510)
                                           ===========          ===========         ===========

     Net income (loss) per
     common share                          ($     0.01)         ($     0.06)        ($     0.06)
                                           ===========          ===========         ===========

     Weighted average
     number of shares
     outstanding                             1,126,500            1,126,500           1,126,500
                                           -----------          -----------         -----------



                                               CENTENNIAL BANC SHARE CORPORATION
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                                          June 30, 1998
                                                            (Unaudited)


                                                               COMMON STOCKS
                                                         --------------------------
                                                                          $.0000001      Additional
                                                                             Par          Paid-in       Retained
                                                           Shares           Value         Capital       Earnings          Total
                                                           ------           -----         -------       --------          -----

Balance at December 31, 1997                             1,147,500               1      $  108,510     ($   3,080)     $  105,431

Issuance of common stock for cash at $2.50
     per share, recieved December 1997, but
     shares formally issued February 1998                    4,300                            --                             --
     The 2,000 was credited to revenue for
     the previous fiscal year in error                                                       2,000         (2,000)              0

Cancellation of common stock previously
     issued at $.0000001 per share                          (2,500)           --

Issuance of common stock on conversion
     of Note with accrued interest at $1.54                 16,666                          25,625                         25,625
     per share

Net loss for the six month period ended
     June 30, 1998                                                                                        (64,430)        (64,430)
                                                        ----------      ----------      ----------     ----------      ----------


Balance at June 30, 1998                                 1,165,966               1      $  136,135     ($  69,510)     $   66,626
                                                        ==========      ==========      ==========     ==========      ==========





                                                CENTENNIAL BANC SHARE CORPORATION
                                                       STATEMENTS OF CASH FLOWS

                                                                                        For the period  For the period
                                                                                          November 8,     November 8,
                                                            Three months    Nine months      1996           1996      Three months
                                                                ended          ended    (Inception) to  (Inception) to   ended
                                                            September 30,  September 30, September 30    December 31,   March 31,
                                                                1998           1998           1998           1998         1998
                                                             (unaudited)    (unaudited)   (unaudited)    (unaudited)  (unaudited)
                                                              ---------      --------      --------     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                        ($  8,991)    ($ 66,430)    ($ 69,510)        -3080     $       0
     Depreciation                                                   400         1,200         1,400           200           400
CHANGES IN ASSETS & LIABILITIES:                                                 --               0
            Certificate of Deposit                                 (681)      (66,362)      (66,362)      (65,000)
            Notes Recievable                                                                 (4,700)
            Deposits                                             (1,633)       21,539        (3,461)      (25,000)       23,172
            Accounts Payable                                      3,859         5,316         5,840           524         1,984
            Notes Payable                                           250       (23,966)       10,416        34,382           625
            Accrued Expenses                                      7,056         5,246         8,976         3,730         2,826
                                                              ---------     ---------     ---------     ---------     ---------
     Net Cach Provided by Operating Activities                      260      (118,757)     (112,701)        6,056       (35,993)
                                                                                                                              0
CASH FLOWS USED FOR INVESTING ACTIVITIES
     Capital Expenditures                                                      (8,103)      (11,576)       (3,473)       (8,102)

Cash flows from financing activities:
     Proceeds recieved from issuance of stock                                  27,625       136,135       108,511             0
                                                              ---------     ---------     ---------     ---------     ---------
     Net cash provided by financing activities                        0        27,625       136,135       108,511             0

Net increase (decrease) in Cash & Cash Equivalents                  260       (99,235)       11,858       111,094       (44,095)
Cash, beginning of period                                        11,598       111,093          --         111,093
                                                              ---------     ---------     ---------     ---------     ---------
Cash, end of period                                           $  11,858     $  11,858     $  11,858       111,094     $  66,998


                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                               September 30, 1998

Note 1 - Notes Payable

Notes Payable

The following is a summary of notes payable:

Note payable to Jerold Burden, officer and director of the corporation.
The note is payable November 3, 1998, at 10% per annum.  The Note is unsecured.


                           Face amount        $10,000
                           Accrued interest       416
                                              -------
                                Total         $10,416
                                              =======

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company is marginally unprofitable to date. The Company does not have an extensive history of operations. The Company's primary activity for the coming fiscal year will be to internally expand its business by processing increasing amounts of mortgage banking business. The Company plans to work with its established contacts and to attempt to develop new contacts to increase its business. The Company is also examining the possibility of acquisitions of operations in its core business, although none have been finalized to date.

     As in the past, the Company plans to concentrate its activities in Colorado and particularly in the Denver Metropolitan area. As the Company expands, it will focus next on markets within the Rocky Mountain states.

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

     The Company's fixed expenses run approximately $8,000 per month. Such costs are not expected to materially increase in the foreseeable future as the Company's business increases. The Company is meeting its fixed expenses as of the date hereof and is close to generating a profit, which is expecated to continue for the foreseeable future. The time when the Company will become profitable cannot be ascertained at this point, but should be in the near term.

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

     As of the date of this Registration Statement, there are no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by the Company. During the early part of 1999, the Company plans to examine the feasibility of a public offering to expand its operations. No definitive plans currently exist for a public offering at this time.

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


                                       CENTENNIAL BANC SHARE CORP.



Dated:   11/11/98                      By: /s/ David J. Gregarek
                                          --------------------------------------
                                          David J. Gregarek
                                          President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:   11/11/98                      By: /s/ Michael J. Delaney
                                          --------------------------------------
                                          Michael J. Delaney
                                          Chief Financial and Accounting Officer
                                          and Director


Dated:    11/11/98                     By: /s/ Pat Kimminau
                                          --------------------------------------
                                          Pat Kimminau
                                          Director


Dated:   11/11/98                      By: /s/ J. Dean Burden
                                          --------------------------------------
                                          J. Dean Burden
                                          Director


Dated:   11/11/98                      By: /s/ Richard Shreck
                                          --------------------------------------
                                          Richard Shreck
                                          Director