Form 10KSB
period 1998-12-31
CENTENNIAL BANC SHARE CORP
filed 1999-04-14
CIK 1054303

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                       Annual Report Under Section 13 or
                     15(d) of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended: December 31, 1998
                           Commission File No. 0-23965

                          Centennial Banc Share Corp..
                          ----------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

   Colorado                                                    84-1374481
   --------                                                    ----------
(State or other                                       (IRS Employer File Number)
jurisdiction of
incorporation)

6970 South Holly Circle, #105, Englewood, CO                      80112
--------------------------------------------                      -----
  (Address of principal executive offices)                      (zip code)

                                 (303) 840-2000
                                 --------------
              (Registrant's telephone number, including area code)

     Securities to be Registered Pursuant to Section 12(b) of the Act: None

        Securities to be Registered Pursuant to Section 12(g) of the Act:

                   Common Stock, $.0000001 per share par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $-0-; The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 1998 was not able to be determined since the Registrant's stock has not ever traded. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 1, 1999, was 1,165,965.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
            Documents incorporated by reference are found in Item 13.

                                     PART I
                                     ------

Item 1. Description of Business.
--------------------------------

     (a) General Development of Business
     -----------------------------------

     Centennial Banc Share Corp. (the "Company" or the "Registrant"), is a Colorado corporation. The principal business address is 6970 South Holly Circle, #105, Englewood, Colorado 80112. Its telephone number is (303) 840-2000.

     The Company was originally incorporated under the laws of the State of Colorado on November 8, 1996. The Company spent several months of preparation and research before beginning formal operations on March 10, 1997. Since beginning operations in March, 1997, the Company has been marginally unprofitable. At the present time, the Company should be considered to be in the development stage because it is only minimally capitalized. The Company has not engaged in any substantial business activity over a sustained period of time, and thus cannot be said to have a successful operating history.

     The present management has been involved with the Company since its inception., with the exception of Michael J. Delaney, who joined the Company in August, 1997. As of March 10, 1998 the Company had a total of 1,165,965 common shares issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

     (b) Narrative Description of the Business
     -----------------------------------------

     General
     -------

     From the Company's inception to the present, the Company has acted as a mortgage brokering operation. From 1996 until 1997, the Company had minimal activities and carried no substantial inventories or accounts receivable. In March, 1997, the Company expanded its operations and completed a private placement in February, 1998 for a total of $110,750, which permitted it to expand to its present level of operations. At the present time, the Company has no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations. However, the Company reserves the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures.

     No independent market surveys have ever been conducted to determine demand for the Company's products and services.

     Organization
     ------------

     The Company presently comprises one corporation with no subsidiaries or parent entities. The Company is a Colorado corporation organized for the purpose of developing and maintaining the business associated with mortgage banking. However, at the present time, the Company acts solely as a mortgage broker. The Company name has been approved by the State of Colorado division of banking. The Company is an approved broker which has a correspondent relationship with several large wholesale banks including, Countrywide Mortgage, Fleet Mortgage, Monument Mortgage of California, National Consumer Services, and Bank United, among others. The Company maintains an office in the Southeast Denver metropolitan area and a correspondent office in Colorado Springs. See "Plan of Operations" below.

     The Company collects loan fees for acting as the broker under oral agreements with non-affiliate loan originators. The Company principally utilizes such non-affiliate loan originators for its operations and currently has only two employees, each of whom coordinate the relationships with these non-affiliate loan originators. Contract labor is a substantial part of the Company's planned operations. The Company's fixed expenses run approximately $8,000 per month. Such costs are not expected to materially increase in the foreseeable future as the Company's business increases. The Company believes that it is meeting its fixed expenses as of the date hereof. Within six months from the date hereof, the Company believes that it will begin to generate a modest profit and will thereafter be profitable. The extent of the Company's profitability cannot be ascertained at this point.

     The Company brokers lending to all markets in the mortgage business. However the main thrust of the Company's business is concentrated in the niche market lending to borrowers whose credit is less than perfect. This market is known in the industry as the "B" & "C" grade market. Borrowers are graded by lenders for the purpose of determining eligibility for credit. A "B" borrower is typically one who has had no more than two 30 day late credit payments in the past year. A "C" borrower is typically one who has had between three and six two 30 day late credit payments in the past year. Borrowers are generally graded "A" through "D."

     The Company has discovered what it perceives as a great need for this type of financing and is aggressively pursuing these customers. It appears to the Company that the future of the "B" & "C" grade clientele is not necessarily affected by changing interest rates but thereby affords a substantial opportunity for the Company.

     While the "B" & "C" grade market is priced to reflect a difference in risk associated with such lending, the Company believes that its risk has been minimized by the manner in which it brokers its loans. The Company develops the loan applications pursuant to pre-approved underwriting criteria of lenders. If the borrower meets the applicable criteria, then the loan is guaranteed to be purchased by the lender.

     (c) Plan of Operations
     ----------------------

     The Company is now eligible to handle the transactions associated with FHA qualified financing. The Company has an FHA status through its sponsor, Countrywide Mortgage. The Company currently has a VA excepted status through several of its affiliated wholesale banking relations.

     The Company will first attempt to establish an effective client lending base for which it will provide services. The Company plans to utilize the expertise of its principal officers, Messrs. Gregarek and Burden and Ms. Kimminau, to develop lending opportunities. Each individual will utilize his previous contacts in business to develop potential opportunities. Otherwise, the Company plans to sell its services through Company employees and authorized representatives. All operational decisions will be made solely by the management of the Company. The management of the Company has had extensive experience in the mortgage business. See "Directors, Executive Officers, Promoters and Control Persons".

     The Company has had operational activity and has generated revenues and a modest profit from time to time and has most recently been marginally unprofitable, as reflected in its most current financial statements. It should be noted, however, that the Company does not have an extensive history of operations. To the extent that management is unsuccessful in keeping expenses in line with income, failure to effect the events and goals listed herein would result in a general failure of the business. This would cause management to consider liquidation or merger.

     The Company was formed to develop the new and emerging markets in the mortgage brokering business, particularly in the area of "B" & "C" grade lending. The Company is presently planning to develop and implement full system applications for the electronic exchange of data in new and existing markets within the mortgage banking industry. One of the base technologies for these systems is the Internet system, which can provide information such as changing interest and bond market rates and other economic indicators.

     The Company plans to take advantage of the emerging market in the U.S. and around the world created by the Internet. The Company plans to equip its offices with a network of personal computers, which will allow staff to access e-mail, the Internet, and a collection of applications designed to optimize the productivity of the Company's staff. The Company also plans to utilize high speed modem communications and the most current loan processing software which interfaces directly with the Fannie Mae System and several credit reporting software companies. The Company believes that this technology will expedite loan processing and closings.

     In addition, the Company has developed a web site, known as www.mortgage2000.com, which will allow realtors to send loan applications directly to the Company for approval. In the future, the Company plans to develop enhancements to the web site to permit realtors to use the site to fill out loan applications for prospective borrowers, to check the status of a previously submitted application, and to generally otherwise interact with the Company during the loan process.

     The Company believes that the advance of the on-line industry alone will have potential for a new and untapped market in the industry of on-line banking services provided at home. It is the intent of the Company to fully explore and develop all avenues in the information processing field connected to the banking industry and its numerous applications as this new system matures in the United States and through out the world..

     The Company's proposed system must be established to operate at maximum efficiency to control administrative and associated costs. Therefore, the Company plans to develop a system which will allow for individual identification, appointment scheduling, credit history records, payment records, itemized expenses as well as associated fees and payment processing. With all data stored on the individuals customized electronic record disk formulated by the Company at the time of processing., the system would also allow the periodic review of the client's current condition of the loan and offer alternative solutions to loans that are structured for the short term.

     It is the belief of the Company that sophisticated electronics data exchange systems will be a significant part of the future of mortgage banking and many various other forms of banking that exist now and the ones to be created by needs of the future.

     The Company also has plans to utilize a Visa card program for its customers and realtors utilizing the Company's system. The program is planned to provide the Company's clients and selected brokers with a Visa card at the time of the closing and funding their loans. The Company would also use this program as a means of paying individual realtors for generating loan applications using the Company's Internet web page. The realtors would complete a two page informal application for their clients and then e-mail that information directly to the Company's main office for acceptance and preparation of the loan. When the loan is funded, the Company would transfer a fee to the visa account of the individual realtor. The fee to the individual realtor has not been specifically arranged, so the fee may vary in the amount among individual realtors. A future enhancement to the system would permit brokers to view the status of their VISA accounts.

     In addition to its office in the Denver Metropolitan area and correspondent office in Colorado Springs, the Company plans to pursue the opening of other offices in locations such as Fort Collins, Colorado. Other offices for expansion would involve the Western United States as well as into markets throughout North America. No specific plans have been devised at this point for such additional offices. It is anticipated that these branch offices would function as separate and independent agencies, with all communications and processing of the loans conducted by the main office in Denver. However, at present, the Colorado Springs office operates under an oral agreement as a correspondent facility. The lessors of the office, who are minority shareholders Sheryl K. Fitzgerald, Carey
A. Bailey, and Melissa Davidson, provide the Company with free space but have the right to broker mortgages on behalf of the Company. In exchange, the Company received twenty-five percent of the net income, after defined expenses, of this operation through April 30, 1998. Thereafter, the Company will receive ten percent of the net income, after defined expenses, of this operation. Defined expenses are the costs of advertising, loan processing, and office supplies, which are estimated at approximately $4,000 since the commencement of the arrangement. However, this arrangement is in the process of being reevaluated, since the entire operation has generated less than $2,000 in gross fees since inception.

     (d) Markets
     -----------

     The Company's initial marketing plan will be focused completely on developing a share of the residential mortgage business. As of the date of this Registration Statement, the Company has made initial efforts toward this marketing plan. The Company plans, at this point, to utilize the expertise of its principal officers, Messrs. Gregarek and Burden and Ms. Kimminau, to develop lending opportunities. Each individual will utilize his previous contacts in business to develop potential opportunities. Otherwise, the Company plans to sell its services through Company employees and authorized representatives.

     (e) Raw Materials
     -----------------

     The use of raw materials is not now material factor in the Company's operations at the present time.

     (f) Customers and Competition
     -----------------------------

     The mortgage banking business is highly competitive, with hundreds of brokers and wholesalers competing for the same consumer dollar. The Company's operational activities centers primarily in the mortgage loan origination business, in which there is a great deal of competition. It is anticipated that competition will come from a number of sources, many of whom will have greater resources and experience than the Company. All lenders in the Rocky Mountain United States region are potential competitors. There can be no guarantee that the Company will be able to compete successfully over the short or long term.

     (g) Employees
     -------------

     Currently, the Company has one full-time employee and one part-time employee. The full-time employee, Mr. Burden, coordinates the activities with third party loan originators and oversees the daily operations of the Company. The part-time employee acts as the office manager and bookkeeper. The Company's directors and officers are currently managing the affairs of the Company. The Company plans to hire employees in the future but has formulated no definite plans at this point.

     (h) Backlog
     -----------

     At December 31, 1998, the Company had no backlogs.

     (i) Proprietary Information
     ---------------------------

     The Company owns the tradename "Mortgage 2000" and owns proprietary computer software which it uses in its operations. Otherwise, the Company has no proprietary information.

     (j) Government Regulation
     -------------------------

     The Company is expected to be subject to material governmental regulation and approvals customarily incident to the operation of a mortgage company. The Company will be regulated by applicable Federal and state regulation It is the policy of the Company to fully comply with all governmental regulation and regulatory authorities.

     (k) Research and Development
     ----------------------------

     The Company has never spent any amount in research and development activities.

     (l) Environmental Compliance
     ----------------------------

     The Company is not expected to be subject to any material environmental compliance.

Item 2. Description of Properties.
----------------------------------

     The Company's executive offices are located at 6970 South Holly Circle, #105, Englewood, Colorado 80112. The Company rents this office on a one year lease at a cost of $1,828 per month from an unaffiliated third party. Company also owns office equipment to furnish the Denver office. The Company owns the tradename "Mortgage 2000" and licenses proprietary computer software which it uses in its operations. Otherwise, the Company owns no properties.

Item 3. Legal Proceedings.
--------------------------

     In January, 1999, a shareholder filed a lawsuit demanding recision of her investment in the Company (Sheryl K. Fitzgerald, et al. v. Centennial Banc Share Corp., et al. State District Court, County of Arapahoe, State of Colorado). The Company filed a motion with the Court to move the matter to arbitration under the investors' subscription agreement. This matter was settled in April, 1999. Otherwise, no legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II
                                     -------

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

     (a) Principal Market or Markets
     -------------------------------

     The Company's securities have never been listed for trading on any market and are not quoted at the present time. At the present time, the Company does not know where secondary trading will eventually be conducted. The place of trading, to a large extent, will depend upon the eventual size of the Company.. To the extent, however, that trading will be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board," a shareholder may find it more difficult to dispose of or obtain accurate quotations as to price of the Company's securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock.

     (b) Approximate Number of Holders of Common Stock
     -------------------------------------------------

     As of the March 1, 1999, a total of 1,165,965 of shares of the Company's Common Stock were outstanding and the number of holders of record of the Company's common stock at that date was approximately thirteen. Five of the Company's shareholders acquired their respective shares in the Company in 1998 at a cash price of $2.50 per share. These shares were issued under Rule 504 of the Securities Act of 1933, as amended. The remaining shareholders acquired their shares in 1996 for cash and services at par value. All of these shares were issued in accordance with the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, in that these were private offerings to individuals who were sophisticated investors and received all pertinent information relative to this investment.

     (c) Dividends
     -------------

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

     (d) The Securities Enforcement and Penny Stock Reform Act of 1990
     -----------------------------------------------------------------

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless the Company can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that the Company's securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in the Company's securities may be required to provide additional information related to their fitness to trade the Company's shares. Also, there is the requirement of a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These requirements present a substantial burden on any person or brokerage firm who plans to trade the Company's securities and would thereby make it unlikely that any liquid trading market would ever result in the Company's securities while the provisions of this Act might be applicable to those securities.

     (e) Blue Sky Compliance
     -----------------------

     The trading of penny stock companies may be restricted by the securities laws ("Blue Sky" laws) of the several states. Management is aware that a number of states currently prohibit the unrestricted trading of penny stock companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for the shares of the Company and to make resale of shares acquired by investors more difficult.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

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

     As of the date of this Registration Statement, there are no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by the Company. During the latter part of 1999, the Company plans to examine the feasibility of a public offering to expand its operations. No definitive plans currently exist for a public offering at this time.

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

Item 7. Financial Statements.
-----------------------------

     The complete financial statements are included at Item 13 herein.

Item 8. Disagreements With Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------------

     The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

                                    PART III
                                    --------

Item  9.  Directors,   Executive  Officers,   Promoters,  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

     The Directors and Executive Officers of the Company, their ages and positions held in the Company as of December 31, 1998 are as follows:

NAME                          AGE            POSITION HELD
----                          ---            -------------

David J. Gregarek             44             President, Director

Pat Kimminau                  54             Executive Vice President, Director
                                             of Compliance, Director

J. Dean Burden                47             Vice President, Director of
                                             Operations, Director

Michael J. Delaney            40             Secretary, Treasurer, Chief
                                             Financial Officer

Richard Schreck               46             Director

     The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

David J. Gregarek

Mr. Gregarek has served as President and a Director of the Company since November, 1996. For the past ten years, he has been a private investor. Mr. Gregarek is the President and founder of Clear Ridge Realty, Inc. of Englewood, Colorado, which he organized in 1976. Mr. Gregarek has served as an officer and director of a number of public companies, including as President of JNS Marketing, Inc. since August, 1997, as President of Parkway Capital, Inc. from 1988 to 1994, and as President of Maui Capital, Inc. from 1988 to 1995. He is also a principal shareholder of Huntington Capital Corporation, a company which was formed to acquire other businesses or entities. Mr. Gregarek shall devote such time as is necessary to carry out his responsibilities as an Officer and Director of the Company.

Pat Kimminau

Ms.  Kimminau has been a Director,  Executive  Vice  President,  and Director of
Company for the Company since its inception in November, 1996. She has been involved in the mortgage industry for the past twenty-eight years. She has extensive experience and knowledge of the various regulatory requirements and documentation required under FNMA, FHLMC, GNMA, RESPA, Truth In Lending, ECOA, HMDA, Fair Lending, FHA, and VA programs for both the origination and servicing of mortgages. From 1991 to the present she has been an independent consultant to a number of mortgage companies. She has assisted these mortgage companies with the development of quality control procedures, audits of origination loan servicing, due diligence on lending, and compliance control. Ms. Kimminau has had experience as a supervisor and manager and was responsible for training and establishing policies and procedures for mortgage company operations. She has been invited by FNMA to join the Quality Control Liaison Committee for its Southwest Region. She shall devote a minimum of twenty hours per week to the business of the Company.

J. Dean Burden

Mr. Burden has served as a Director, Vice President, and Director of Operations of the Company since its inception in November 1996. Mr. Burden has been involved in the mortgage business since 1994. Mr. Burden has worked with Mortgage Loan specialists, a California based company from September, 1994 to November, 1996, when he joined the Company. For the past five years, Mr. Burden has also worked as a private consultant. He was principally a merger and acquisition specialist. From 1993 to 1994, his principal activity involved the design of an on-line computer system which was eventually sold to Ralston Purina. His background also includes a wide range of functions connected with the structure and formulation of companies that intend to become public. He attended Western State College and the University of the Americas. He is on the Board of Directors of the Southeast Denver-Douglas County Economic Development Council and a member of the Colorado Mortgage Lenders' Association. He declared bankruptcy under Chapter 7 of the Bankruptcy Code in 1994. Mr. Burden shall devote a minimum of forty hours per week to the business of the Company.

Michael J. Delaney

Mr. Delaney has served as Secretary of the Company since August, 1997 and as Treasurer and Chief Financial Officer since March, 1998. In January, 1998, he became President, Secretary, and sole Director of Boulder Capital Opportunities, II, Inc., a public company. Since 1980, Mr. Delaney has also been the owner and president of MD Sales, a sales representative and consulting firm for various companies in product development, sales, and marketing. Mr. Delaney has served as a Director of Maui Capital Corporation from 1988 to 1995 and of Parkway Capital Corporation from 1988 to 1994. He will devote such time as is necessary to carry out his responsibilities as an Officer of the Company.

Richard Schreck

Mr. Schreck has been a Director of the Company since its inception in November, 1996. He is a real estate broker with a wide variety of contacts and financial knowledge in the real estate business. For the past year, he has been a Vice President, Brokerage, for Fuller and Company, a real estate brokerage firm in Denver, Colorado. Prior to that, he was associated with Grubb & Ellis from 1992 until he joined Fuller and Company. He has also worked for The Broe Companies, and Vantex Properties, among others. He has a Bachelors Degree in Organizational Behavior from Miami University. He is involved in numerous charitable activities. Mr. Schreck shall devote such time as may be necessary to carry out his responsibilities as a Director of the Company.

     The Board of Directors has established no committees. Members of the Board of Directors receive no additional compensation for their service on the Board of Directors.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934.
     ---------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, the Company has the following report to make under this section. None of the Officers or Directors of the Company made timely filings of their Forms 3 and 5 in the last fiscal year. All such persons eventually made the filings and have been counseled concerning their responsibilities regarding future compliance with these rules.

Item 10. Executive Compensation.
--------------------------------

     The Officers and Directors of the Company have received the common shares which they own as their sole compensation for being involved with the Company. Mr. Burden, an Officer an Director of the Company, was paid an aggregate of $40,104 in total compensation for fiscal year 1997 and a total of $59,259.48 in total compensation for fiscal year 1998.

     Otherwise, none of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past.

     The Company has no retirement, pension, sharing, stock option, insurance or other similar programs but plans to establish such programs in the future, although there are no definitive plans to do so at this time.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The following sets forth the number of shares of the Registrant's $.0000001 par value common stock beneficially owned by (i) each person who, as of December 31, 1998, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and
(iii) the Officers and Directors of the Registrant as a group. As of December 31, 1998, there were 1,165,965 common shares issued and outstanding.

Name and Address                Amount and Nature of              Percent of
of Beneficial Owner          Beneficial Ownership (1)(2)            Class
-------------------          ---------------------------            -----

J. Dean Burden                        525,000                       45.03%
6970 South Holly Circle, #105
Englewood, Colorado  80112.

David J. Gregarek                     475,000(3)                    40.74%
6970 South Holly Circle, #105
Englewood, Colorado  80112.

Michael J. Delaney                     50,000(4)                     4.28%
6970 South Holly Circle, #105
Englewood, Colorado  80112.

Pat Kimminau                            5,000                         .429%
6970 South Holly Circle, #105
Englewood, Colorado  80112.

Richard Schreck                         5,000                         .429%
6970 South Holly Circle, #105
Englewood, Colorado  80112.

Officers and Directors              1,060,000                       90.91%
as a Group (5 Persons)

(1)  All ownership is beneficial and of record, unless indicated otherwise.

(2) Beneficial owner listed above has sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) Mr. Gregarek resigned from all offices and sold all of his shares in April, 1999.

(4) Mr. Delaney resigned from all offices and sold all of his shares in April, 1999.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     The Company had a note payable to J. Dean Burden, an officer and director of the Company. This note is for the sum of $22,500 at ten percent per annum interest and was due and payable with accrued interest and principal on February 3, 1998. This note has been paid in full.

     Mr. Burden also secured a $25,000 note of the Company to an independent third party. This note has been paid in full.


                                     PART IV
                                     -------

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

     (a) The following financial information is filed as part of this report:

          (1)  Financial Statements
          (2)  Schedules
          (3) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.              Description
-----------              -----------

+  3A           Articles of Incorporation

+  3B           Bylaws


+ Previously Filed.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Centennial Banc Share Corp.


Dated: 4/13/99                             By: /s/ J. Dean Burden
       -------                                ----------------------------------
                                              J. Dean Burden
                                              President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: 4/13/99                             By: /s/ J. Dean Burden
       -------                                ----------------------------------
                                              J. Dean Burden
                                              Chief Financial and Accounting
                                              Officer, Director


Dated: 4/13/99                             By: /s/ Pat Kimminau
       -------                                ----------------------------------
                                              Pat Kimminau
                                              Director


Dated: 4/13/99                             By: /s/ Richard Shreck
       -------                                ----------------------------------
                                              Richard Shreck
                                              Director

                           CENTENNIAL BANC SHARE CORP.

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Centennial Banc Share Corporation
Denver, Colorado


We have audited the accompanying balance sheet of Centennial Banc Share Corporation as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centennial Banc Share Corporation, as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




Denver, Colorado
March 22, 1999

                        CENTENNIAL BANC SHARE CORPORATION
                                 Balance Sheet
                               December 31, 1998
                  With Comparative Totals for December 31, 1997



                                                          1998          1997
                                                        ---------     ---------

ASSETS:
-------

Current Assets:
    Cash                                                $  79,714     $ 111,093
    Notes Receivables                                        --           4,700
    Prepaid Expenses                                        1,102          --
                                                        ---------     ---------

Total Current Assets                                       80,816       115,793

Property & Equipment:
    Net of accumulated depreciation of $2,283               9,133         3,274
    for 1998 and $200 for 1997

Other Assets:
    Deposit                                                 1,828        25,000
                                                        ---------     ---------

TOTAL ASSETS                                            $  91,777     $ 144,067
                                                        =========     =========


LIABILITIES AND EQUITY
----------------------

Current Liabilities:
    Accounts payable                                    $     342     $     524
    Accrued Expenses                                        1,310         3,730
    Accrued Expenses - Mort. 2000                             262          --
    Notes Payable                                          22,500        34,382
                                                        ---------     ---------

Total Current Liabilities                                  24,414        38,636

Stockholder's Equity:
    Preferred stock, $.0000001 Par Value
    1,000,000 Shares Authorized. None Issued                 --            --

    Common stock, $.0000001 Par Value
    50,000,000 Shares Authorized, 1,165,965 were
    issued and outstanding as of Dec. 31, 1998,                 1             1
    1,147,500 were issued and outstanding as of Dec. 31, 1997

    Additional Paid-In Cash                               138,008       108,510
    Retained Earnings (Deficit)                           (70,646)       (3,080)
                                                        ---------     ---------

TOTAL STOCKHOLDERS' EQUITY                                 67,363       105,431

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY:               $  91,777     $ 144,067
                                                        =========     =========


    The accompanying notes are an integral part of the financial statements.

                        CENTENNIAL BANC SHARE CORPORATION
                             Statement of Operations
                      For the Year Ended December 31, 1998
                  With Comparative Totals for December 31, 1997



                                                     1998               1997
                                                  -----------       -----------
REVENUE:
    Brokerage Fees                                $   899,554       $   145,647
    Miscellaneous Income                                6,370               367
                                                  -----------       -----------

Total Revenue                                     $   905,924       $   146,014
                                                  ===========       ===========

OPERATING EXPENSES:
    Salary & Wages                                     59,107            22,308
    Payroll Taxes                                       5,767             1,975
    Bonus                                               5,475              --
    Advertising                                         9,354             2,145
    Marketing                                            --               5,829
    Telemarketing                                        --               2,666
    Contract Labor                                      5,341            73,813
    Office Expenses                                       327             7,234
    Professional Fees                                  14,174             5,722
    Maintenance & Repairs                                 650               280
    Insurance                                           1,074              --
    Legal & Audit Fees                                  7,973              --
    Office Supplies                                     1,195             4,014
    Equipment Lease                                     1,031             1,121
    Equipment Repairs                                   2,100              --
    Internet Expense                                    2,485              --
    Rent                                               21,933             3,250
    Telephone                                           8,345             3,064
    Dues & Subscriptions                                   52             1,600
    Travel                                              9,328               852
    Meals & Entertainment                                --               3,603
    Postage                                               950               352
    Printing                                            2,670             1,083
    Appraisal Fees                                     10,689             3,200
    Credit Reports                                      3,522             1,206
    Loan Originator Fees                               57,857              --
    Stoncreek Loan Expenses                           691,210              --
    Processing Fees                                     3,823             1,159
    Mortgage 2000 - Expenses                           38,446              --
    Charitable Contributions                              105              --
    Bank Charges                                        2,430               474
    Interest Expense                                    1,799               320
    Licenses                                              178             1,240
    Miscellaneous Expense                               2,017               384
    Depreciation Expense                                2,083               200
                                                  -----------       -----------

Total Operating Expenses                              973,490           149,094
                                                  -----------       -----------

NET DEFICIT                                       $   (67,566)      $    (3,080)
                                                  ===========       ===========

NET LOSS PER COMMON STOCK                               (0.06)           (0.003)
                                                  -----------       -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                 1,131,496         1,111,192
                                                  -----------       -----------


    The accompanying notes are an integral part of the financial statements.



                                      CENTENNIAL BANC SHARE CORPORATION
                                             STOCKHOLDER'S EQUITY
                                               DECEMBER 31, 1998




                                                                     Additional    Retained       Total
                                             COMMON STOCKS            Paid- In     Earnings    Stockholder's
                                          Shares       Amount         Capital      (Deficit)      Equity
                                          ------       ------         -------      ---------      ------


Issuance of Stock for Cash & Services    1,147,500             1       108,510          --         108,511

Net Deficit 12/31/97                                                                  (3,080)       (3,080)
                                        ----------    ----------    --------------------------------------

Balance December 31, 1997                1,147,500             1       108,510        (3,080)      105,431
                                        ==========    ==========    ======================================


Feb, 1998 Issuance of Stock for Cash         4,300          --          10,750          --          10,750

May, 1998 Cancelled Stock                   (2,500)         --          (6,250)         --          (6,250)

July, 1998 Issuance of Stock for Cash       16,665          --          24,998        24,998

                                                                          --         (67,566)      (67,566)
                                        ----------    ----------    --------------------------------------

                                         1,165,965             1    $  138,008    $  (70,646)   $   67,363
                                        ==========    ==========    ======================================


    The accompanying notes are an integral part of the financial statements.




                        CENTENNIAL BANC SHARE CORPORATION
                             Statement of Cash Flow
                      For the Year Ended December 31, 1998
                  With Comparative Totals for December 31, 1997


                                                           1998          1997
                                                           ----          ----

Cash Flows from Operating Activities:

  Net Income (Loss)                                     $ (66,823)    $  (3,080)
  Depreciation                                              2,083           200

Changes in Assets & Liabilities:

  Notes Receivable                                          4,700        (4,700)
  Deposits                                                 23,172       (25,000)
  Prepaid Expenses                                          1,102          --
  Accounts Payable                                           (182)          524
  Notes Payable                                           (11,882)       34,382
  Accrued Expenses                                         (2,174)        3,730
                                                        ---------     ---------

Net Cash Provided by Operating Activities                 (50,004)        6,056

Cash Flows Used for Investing Activities:


  Capital Expenditures                                     (7,050)       (3,474)
                                                        ---------     ---------

Net Cash Used for Investing Activities                     (7,050)       (3,474)

Cash Flows from Financing Activities:

  Issuance of Common Stocks                                25,675       108,511
                                                        ---------     ---------

Net Cash Provided by Financing                             25,675       108,511

Net Increase in Cash & Cash Equivalents                   (31,379)      111,093
Cash & Cash Equivalents at Beginning of Period            111,093          --
                                                        ---------     ---------

Cash & Cash Equivalents at End of Period                $  79,714     $ 111,093
                                                        =========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
  Interest                                                  1,479            50
  Income Taxes                                               --            --
                                                        =========     =========



    The accompanying notes are an integral part of the financial statements.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                December 31, 1998


Note 1 - Organization and Summary of Significant Accounting Policies:
---------------------------------------------------------------------

Organization
------------

The Company was formed on November 8, 1996, and incorporated under the laws of the State of Colorado. The Company spent several months of preparation and research before beginning formal operations on March 10, 1997. No financial transactions occurred in 1996.

The Company is a Colorado corporation organized for the purpose of developing and maintaining the business associated with mortgage banking. The Company name has been approved by the State of Colorado division of banking. The Company is an approved broker which has a correspondent relationship with several large wholesale banks. The Company lends to all markets in the mortgage business. However the main thrust of the Company's business is concentrated in the niche market lending to borrowers whose credit is less than perfect. The market is known in the industry as the B & C grade market. The Company has discovered what it perceives as a great need for this type of financing and is aggressively pursuing these customers. It appears to the Company that the future of the B & C grade clientele is not necessarily affected by changing interest rates but thereby affords a substantial opportunity for the Company.

Basis of Presentation:
----------------------

The Company is primarily engaged in mortgage brokering. The authorized capital stock of the corporation is 50,000,000 shares of common stock at $.0000001 and 1,000,000 shares of preferred stock at $.0000001 par value. No preferred stock has been issued.

Cash and Cash Equivalents:
--------------------------

The Company considers all highly-liquid debt instruments, purchased with an original maturity of ninety (90) days, to be cash equivalents.

Property and Equipment
----------------------

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight -line method over the following estimated useful lives:
     Furniture and fixtures              5 years

Revenue Recognition:
--------------------

Revenue is recognized when earned and expenses are recognized when they occur.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                December 31, 1998


Use of estimates:
-----------------

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Federal Income Taxes:
------------------------------

The Company adopted statement of financial Accounting Standards No. 109, "Accounting For Income Taxes." FAS 109 requires the recognition of deferred tax liabilities and assets for the anticipated future tax effects of temporary differences that arise as a result of differences in the carrying amounts and tax bases of assets and liabilities. There was no material effect on the financial statements as a result of adopting FAS 109.

Note 3 - Notes Payable
----------------------

The following is a summary of notes payable.

Note payable to Jerrod D. Burden payable
 in a lump sum due upon demand.
Interest rate is ten percent.                                            $22,500
Note is secured by an officer and director of the corporation.


                                                               Total:    $22,500
                                                                         =======

Note 4 - Related Party Transactions
-----------------------------------

Jerrold Burden, an officer and director of the corporation has loaned and secured loans for the corporation. During the organizational meeting of the corporation 1,107,500 shares were issued to officers and directors of the company at par value for past services rendered.

Note 5 - Concentration of Business and Geographic Market
--------------------------------------------------------

Over 90% of the Company's business comes from the State of Colorado. The mortgage banking business is highly competitive, with hundreds of brokers and wholesalers competing for the same consumer dollar. The Company's operational activities centers primarily in the mortgage loan origination business, in which there is a great deal of competition. It is anticipated that competition will come from a number of sources, many of whom will have greater resources and experience than the Company. All lenders in the Rocky Mountain United States region are potential competitors. The Company believes with the use of the internet system and the sophisticated electronics data exchange system being developed by the Company, that it will be doing business all over the United States as well an internationally.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                December 31, 1998


Note 6 - Impact of Recently Issued Accounting Standards
-------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 129, disclosure of Information about Capital Structure (SFAS No. 129). In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (SFAS No. 130), and Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS No. 131). The Company is required to adopt these statements in 1998. SFAS No. 129 consolidates the existing guidance from several other pronouncements relating to an entity's capital structure. SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these statements is expected to have no impact on the Company's financial position, results of operations, or cash flows.

Note 7 - Officer's Compensation
-------------------------------

During the organization meeting of the corporation 1,107,500 shares of common stock were issued to the officers and directors of the Company at par value for past service rendered. During the period from January 1, 1997 to December 31, 1997 no further compensation was issued to the officers or directors for their contributed services during the preparation and research period.

Note 8 - Common Stock
---------------------

The Common Stock issued as of December 31, 1997 was 1,147,500. In February, 1998, an additional 4,300 shares were issued at $2.50 per share. In May, 1998 stock in the name of Carlton Pirkey were cancelled at $2.50 per share. In July, 1998 16,685 shares of common stock were issued at $1.50 per share. As of December 31, 1998 there are 1,165,965 of common stock outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB

                                    EXHIBITS
                                       TO
                          Centennial Banc Share Corp..

                                INDEX TO EXHIBITS


Exhibit                                                   Page or
Number           Description                              Cross Reference
------           -----------                              ---------------

+  3A            Articles of Incorporation

+  3B            Bylaws


+  Previously Filed.