Form 10QSB
period 1999-03-31
CENTENNIAL BANC SHARE CORP
filed 1999-05-17
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1999.

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

The number of shares outstanding of Registrant's common stock, par value $.0000001 per share, as of May 1, 1999 were 1,149,300 common shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM I. Financial Statements

        See attached financial statements


                             CENTENNIAL BANC SHARE CORPORATION
                                       Balance Sheet


                                                                  March 31,
                                                                    1999
                                                                (Unaudited)      1997
                                                                 ---------    ---------
ASSETS:
-------

Current Assets:
    Cash                                                         $  13,145    $  72,396
    Notes Receivables                                                 --          4,700
                                                                 ---------    ---------

Total Current Assets                                                13,145       77,096

Property & Equipment:
    Net of accumulated depreciation of $2,283                       21,579       10,976
    for 1999 and $600 for 1998

Other Assets:
    Deposit                                                          1,828        1,828
                                                                 ---------    ---------

TOTAL ASSETS                                                     $  36,552    $  89,900
                                                                 =========    =========


LIABILITIES AND EQUITY
----------------------

Current Liabilities:
    Accounts payable                                             $    --      $   2,508
    Accrued Expenses                                                 1,271        6,556
    Notes Payable                                                     --         35,007
                                                                 ---------    ---------

Total Current Liabilities                                            1,271       44,071

Stockholder's Equity:
    Preferred stock, $.0000001 Par Value
    1,000,000 Shares Authorized. None Issued                          --           --

    Common stock, $.0000001 Par Value
    50,000,000 Shares Authorized, 1,165,965 were
    issued and outstanding as of March 31, 1999,                         1            1
    1,147,500 were issued and outstanding as of March 31, 1998

    Additional Paid-In Cash                                        123,057      110,510
    Retained Earnings (Deficit)                                    (87,777)     (64,682)
                                                                 ---------    ---------

TOTAL STOCKHOLDERS' EQUITY                                          35,281       45,829
                                                                 ---------    ---------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY:                        $  36,552    $  89,900
                                                                 =========    =========

                                                 3

                        CENTENNIAL BANC SHARE CORPORATION
                            Statement of Operations


                                                 Three months      Three months
                                                     ended             ended
                                                March 31, 1999    March 31, 1998
                                                  (Unaudited)       (Unaudited)
                                                  -----------       -----------
REVENUE:
    Brokerage Fees                                $    82,232       $    22,872
    Interest Income                                       401              --
    Stonecreek/MSK Loan Fees                          152,416              --
    Miscellaneous Income                                3,120             1,202
                                                  -----------       -----------

Total Revenue                                     $   238,169       $    24,074
                                                  -----------       -----------

OPERATING EXPENSES:
    Salary & Wages                                     19,063             6,614
    Payroll Taxes                                       4,527             1,985
    Bonus                                                --               5,000
    Advertising                                         6,620             3,714
    Marketing                                            --               5,829
    Telemarketing                                       5,462             2,666
    Contract Labor                                       --               6,729
    Office Expenses                                      --               7,234
    Professional Fees                                  11,050             8,911
    Maintenance & Repairs                                --               2,400
    Legal & Audit Fees                                  4,868              --
    Office Supplies                                       714               460
    Equipment Lease                                     1,460             1,123
    Equipment Repairs                                     100              --
    Internet Expense                                    1,801              --
    Rent                                                3,891             5,483
    Telephone                                           2,173             2,711
    Dues & Subscriptions                                 --               1,600
    Travel                                                164             2,804
    Meals & Entertainment                                --               3,603
    Postage                                                63               503
    Printing                                             --               1,215
    Appraisal Fees                                      5,940             4,254
    Credit Reports                                        362               720
    Loan Originator Fees                               47,534              --
    Stonecreek Loan Expenses                          122,983              --
    Processing Fees                                     2,484               600
    Charitable Contributions                             --                 105
    Bank Charges                                           11               969
    Loan Expense                                         --               1,944
    Interest Expense                                    2,356             1,279
    Payroll Expenses                                    8,276               110
    Licenses                                             --               1,240
    Miscellaneous Expense                                 795             1,471
    Depreciation Expense                                 --                 400
                                                  -----------       -----------

Total Operating Expenses                              252,697            83,676
                                                  -----------       -----------

NET DEFICIT                                       $   (14,528)      $   (59,602)
                                                  ===========       ===========

NET LOSS PER COMMON STOCK                               (0.01)            (0.05)
                                                  -----------       -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                 1,112,625         1,111,192
                                                  -----------       -----------

                                     CENTENNIAL BANC SHARE CORPORATION
                                           STOCKHOLDER'S EQUITY



                                                                      Additional    Retained       Total
                                             COMMON STOCKS             Paid-In      Earnings    Stockholder's
                                          Shares       Amount          Capital      (Deficit)      Equity
                                          ------       ------          -------       -------       ------


Issuance of Stock for Cash & Services    1,147,500             1       108,510          --         108,511

Net Deficit 12/31/97                                                                  (3,080)       (3,080)
                                        ----------    ----------    --------------------------------------

Balance December 31, 1997                1,147,500             1       108,510        (3,080)      105,431
                                        ==========    ==========    ======================================


Feb, 1998 Issuance of Stock for Cash         4,300          --          10,750          --          10,750

May, 1998 Cancelled Stock                   (2,500)         --          (6,250)         --          (6,250)

July, 1998 Issuance of Stock for Cash       16,665          --          24,998                      24,998

Net Deficit 12/31/98                                                      --         (67,566)      (67,566)
                                        ----------    ----------    --------------------------------------

Balance December 31, 1998                1,165,965             1    $  138,008    $  (70,646)   $   67,363
                                        ==========    ==========    ======================================

Net Deficit 3/31/99                           --            --            --         (14,528)      (14,528)
                                        ----------    ----------    --------------------------------------

                                         1,165,965             1    $  138,008    $  (85,174)   $   52,835
                                        ==========    ==========    ======================================



                        CENTENNIAL BANC SHARE CORPORATION
                             Statement of Cash Flow
                      For the Year Ended December 31, 1998
                 With Comparative Totals for December 31, 1998



                                                   Three months    Three months
                                                       ended          ended
                                                  March 31, 1999  March 31, 1998
                                                    (Unaudited)     (Unaudited)
                                                    -----------     -----------

Cash Flows from Operating Activities:

    Net Income (Loss)                                $ (14,528)    $ (59,062)
    Depreciation                                         2,283           400

Changes in Assets & Liabilities:

    Notes Receivable                                     4,700        (4,700)
    Certificate of Deposits                            (65,000)      (65,000)
    Deposits                                              --          27,132
    Accounts Payable                                    (2,508)        1,984
    Notes Payable                                      (35,007)          825
    Accrued Expenses                                     5,285         2,826
                                                     ---------     ---------

Net Cash Provided by Operating Activities             (104,775)      (95,595)

Cash Flows Used for Investing Activities:

    Capital Expenditures                                (5,720)       (8,102)
                                                     ---------     ---------

Net Cash Used for Investing Activities                  (5,720)       (8,102)

Cash Flows from Financing Activities:

    Issuance of Common Stocks                           12,547          --
                                                     ---------     ---------

Net Cash Provided by Financing                          12,547          --

Net Increase in Cash & Cash Equivalents                (97,948)     (103,697)
Cash & Cash Equivalents at Beginning of Period         111,093       111,093
                                                     ---------     ---------

Cash & Cash Equivalents at End of Period             $  13,145     $   7,396
                                                     =========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest                                             2,356         1,279
    Income Taxes                                          --            --
                                                     =========     =========

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


                                       CENTENNIAL BANC SHARE CORP.



Dated:   May 12, 1999                     By: /s/ J. Dean Burden
                                          --------------------------------------
                                          J. Dean Burden
                                          President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:   May 12, 1999                     By: /s/ J. Dean Burden
                                          --------------------------------------
                                          J. Dean Burden
                                          Director


Dated:   May 12, 1999                     By: /s/ Richard Shreck
                                          --------------------------------------
                                          Richard Shreck
                                          Director