Form 10QSB
period 1999-06-30
CENTENNIAL BANC SHARE CORP
filed 1999-08-24
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999.

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                           Commission File No.0-23965

                           CENTENNIAL BANC SHARE CORP.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


   Colorado                                                    84-1374481
   --------                                                    ----------
(State or other                                       (IRS Employer File Number)
jurisdiction of
incorporation)


   6795 E. Tennessee Ave., 5th Floor                              80224
   ---------------------------------                              -----
(Address of principal executive offices)                        (zip code)


                                 (303) 840-2000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant's common stock, par value $.0000001 per share, as of June 30, 1999 were 3,397,983 common shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM I. Financial Statements
        See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

     Forward-Looking Statements

     The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop new products for new markets; the impact of competition on the Company's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Company's products for certain applications; delays in the Company's introduction of new products or services; and failure by the Company to keep pace with emerging technologies.

     When used in this  discussion,  words  such as  "believes",  "anticipates",
"expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

     Results of Operations

     On April 30, 1999, the Company acquired 100% of Entrust Mortgage, Inc.(Entrust). As a result, Entrust became a wholly-owned subsidiary of the Company. The financials of Entrust are included in the consolidated financial statements.

     Entrust is a Colorado corporation and originates residential loans in 36 states and funds loans on company warehouse lines of credit and sells these loans into various secondary markets. The activity of this subsidiary has become the principal activity of the Company. The Company expects the Entrust subsidiary to be the principal revenue generator of the Company for the near future.

     The Company does not have an extensive history of operations and continues to be unprofitable. The current unprofitability came about principally as a result of an attempted acquisition of certain assets and technology to be known as Vision One Technologies, Inc. (Vision). The Vision acquisition, which closed on June 11, 1999, was rescinded after the end of the reporting period. During the period between the closing of the acquisition and the recission, the Company significantly increased its infrastructure and overhead. The Company spent approximately $508,000 until it discovered that a fraud had been perpetrated on the Company. To date, at least one of the perpetrators has been indicted and is in custody. The Company has begun legal proceedings to recovered the losses suffered by the fraud. The Company has also identified assets of the perpetrators of the fraud and is hopeful of being able to recover a substantial portion of the losses.

     During the six months ended June 30,1999, the Company's revenue increased to $1,179,866 from $396,793 in the previous year's six month period. This increase came about principally as a result of the acquisition of Entrust.

     The operating expenses for the Company were $1,403,663 for the six months ended June 30, 1999, and $457,312 for the same period in 1998.

     The major components of operating expenses are independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

     Net profit from operations for the six months ended June 30, 1999 was $(223,797), compared to $(60,519) for the period in the previous year. The per share loss for the six months ended June 30, 1999 was $0.11 compared to a per share loss of $0.05 for the period in the previous year. The reason for the increase in the loss was principally as a result the increase of infrastructure to support the Vision One acquisition and resulting fraud.

     For the immediate future, the Company's primary activity will be to focus on its residential loan business and to attempt to expand these operations. The Company plans to work with its established contacts and to attempt to develop new contacts to increase its business.

     Entrust will operate the wholesale and retail mortgage operations. Entrust is presently developing underwriting matrixes on proprietary underwriting software to be used on the Internet by the Company's mortgage brokers and consumers.

     The Company will be marketing to all 36 states in which it is licensed. Emphasis will be made to initiate loan business in all of the licensed states through the Internet.

     Liquidity and Capital Resources

     As of the end of the reporting period, the Company had cash or cash equivalents of $732,155. These cash and cash equivalents were almost completely depleted as a result of the fraud connected to the Vision acquisition. The Company plans to raise additional capital by leveraging Company assets and utilizing internally generated profits to recover its cash position over the short-term. Over the long term, the Company believes that it can recover a substantial portion of the fraud losses. This situation, combined with a profitable operation, should permit the Company to recover from its present position. There was no significant change in working capital during this fiscal year. During the reporting period, the Company engaged in a private placement which raised approximately $520,000 with the sale of common stock and approximately $500,000 with the sale of a Convertible Promissory Note. These funds were utilized in Company operations, including the Vision acquisition.

     Other  than  as   disclosed   herein,   there  are  no  plans,   proposals,
arrangements, or understandings with respect to the sale or issuance of additional securities by the Company.

     Net cash provide by operating activities of the Company was $1,826,562 for the six months ended June 30, 1999, compared to $62,708 for the six months ended June 30, 1998.

     Cash flows used for investing activities provided $367,291 for the six months ended June 30, 1999, compared to $35,625 for the six months ended June 30, 1998.

     Cash flows from financing activities accounted for $2,914,410 for the six months ended June 30, 1999, compared to $109,931 for the six months ended June 30, 1998.

     Cash and cash equivalents increased to $732,155 for the six months ended June 30, 1999, compared to $11,598 for the six months ended June 30, 1998. Subsequent to the end of the period, the cash and cash equivalents were almost completely depleted.

     Management feels that the Company currently has inadequate working capital to pursue most of its business opportunities other than to internally expand the operations of its existing offices or to effect an acquisition with third parties.

     The Company does not intend to pay dividends in the foreseeable future.

     Year 2000 Compliance

     Background

     In the past, many computers, software programs, and other information technology ("IT systems"), as well as other equipment relying on microprocessors or similar circuitry ("non-IT systems"), were written or designed using two digits, rather than four, to define the applicable year. As a result, date-sensitive systems (both IT systems and non-IT systems) may recognize a date identified with "00" as the Year 1900, rather than the year 2000. This is generally described as the Year 2000 issue. If this situation occurs, the potential exists for system failures or miscalculations, which could impact business operations.

     The Securities and Exchange Commission ("SEC") has asked public companies to disclose four general types of information related to Year 2000 preparedness: the Company's state of readiness, costs, risks, and contingency plans. See SEC Release No. 33-7558 (July 29, 1998). Accordingly, the Company has included the following discussion in this report, in addition to the Year 2000 disclosures previously filed with the SEC.

     State of Readiness

     The Company believes that it has identified all significant IT systems and non-IT systems that require modification in connection with Year 2000 issues. Internal and external resources have been used and are continuing to be used, to make the required modifications and test Year 2000 readiness. The required modifications are under way. The Company plans on completing the modifications to and testing of all significant systems by September 30, 1999.

     In addition, the Company has been communicating with customers, suppliers, banks, vendors and others with whom it does significant business (collectively) its "business partners") to determine their Year 2000 readiness and the extent to which the Company is vulnerable to any other organization's Year 2000 issues. Based on these communications and related responses, the Company is monitoring the Year 2000 preparations and state of readiness of its business partners. Although the Company is not aware of any significant Year 2000 problems with its business partners, there can be no guarantee that the systems of other organizations on which the Company's system rely will be converted in a timely manner, or that a failure to convert by another organization, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     Costs

     The total cost to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The total costs to the company of addressing Year 2000 issues are estimated to be less than $10,000. These total costs, as well as the date on which the Company plans to complete the Year 2000 modification and testing processes, are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those estimates.

     Risks

     The Company utilizes IT systems and non-IT systems in various aspects of its business. Year 2000 problems in some of the Company's systems could possibly disrupt operations, but the Company does not expect that any such disruption would have a material adverse impact on the Company's operating results. The Company is also exposed to the risk that one or more of its customers, suppliers or vendors could experience Year 2000 problems that could impact the ability of such customers to transact business or such suppliers or vendors to provide goods and services. Although this risk is lessened by the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, potentially have a material adverse impact on the Company's operations.

     Contingency Plans

     The Company is in the process of developing contingency plans for the Company's IT systems and non-IT systems requiring Year 2000 modification. In addition, the Company is developing contingency plans to deal with the possibility that some suppliers or vendors might fail to provide goods and services on a timely basis as a result of Year 2000 problems. These contingency plans will include the identification, acquisition and/or preparation of backup systems, suppliers and vendors.

                           PART II- OTHER INFORMATION

ITEM 1. Legal Proceedings

     No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

     Subsequent to the end of the reporting period, the Company filed a lawsuit in the Colorado District Court for the City and County of Denver against Stephen
B. Torres, J. Scott Oler, Berkley Rasband, and Vision One Technologies, Inc. seeking damages and injunctive relief in connection with the Company's acquisition of the assets of Vision One Technologies, Inc. The Company has alleged deceit based upon fraud, fraud in connection with the purchase of securities, misappropriation of trade secrets, among other claims. The Company is seeking actual and punitive damages, as well as injunctive relief against the defendants. The case in the preliminary stages and no answer has been filed by the defendants.

ITEM 2. Changes in Securities and Use of Proceeds.

     On April 30, 1999, the Company acquired 100% of Entrust Mortgage, Inc.(Entrust) in exchange for 800,000 common shares.

     On May 5, 1999, the Company issued a Convertible Promissory Note for $500,000, with an interest rate of 10% per annum. The Note is due May 5, 2000, and may be converted at any time, at the option of the holder, into 250,000 shares of common stock.

     The Company sold common shares in a private placement during the reporting period. The Company raised $519,999 through the sale of 173,333 shares at a price of $3.00 per share.

     The foregoing transactions were exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. Defaults upon Senior Securities. None.
ITEM 4. Submission of Matters to a Vote of Security Holders. None
ITEM 5. Other Information. None.
ITEM 6. Exhibits and Reports on Form 8-K.

     Exhibit No. 27.1- Financial Data Schedule

     No reports on Form 8-K were filed as of the most recent fiscal quarter.

                           CENTENNIAL BANC SHARE CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)



                             CENTENNIAL BANC SHARE CORPORATION
                                Consolidated Balance Sheet
                       For the Six Month Period Ended June 30, 1999
                                        (Unaudited)


                                                                Six Months     Six Months
                                                                   Ended          Ended
                                                                Jun. 30, 99    Jun. 30, 98
                                                                -----------    -----------
ASSETS:
-------

Current Assets:
    Cash                                                        $   732,155    $    11,598
    Accounts Receivable                                             136,334          1,828
    Prepaid Expenses                                                491,881         24,567
    Loans - EMB                                                     155,624           --
    Loans - Held for Sale                                         2,542,441           --
                                                                -----------    -----------

Total Current Assets                                              4,058,435         37,993

Property & Equipment:
    Net of accumulated depreciation of $18,495                      915,976         10,576
     for 1999 and $200 for 1998

Other Assets:
    Client Contracts                                              1,200,000           --
    Corporate Set-up                                                 68,602           --
    State Approvals                                                 400,000           --
    Technology Rights                                               200,000           --
    Deposit                                                          13,063         65,685
                                                                -----------    -----------
                                                                  1,881,665         65,685
       Less Amortization                                            (18,109)          --
                                                                -----------    -----------

Total Other Assets                                                1,863,556        131,370

TOTAL ASSETS                                                    $ 6,837,967    $   114,254
                                                                ===========    ===========


LIABILITIES AND EQUITY
----------------------

Current Liabilities:
    Accounts payable                                            $    55,697    $       524
    Accrued Expenses                                                    752          3,730
    Impound                                                           1,865           --
    Loan Payable - First Payable                                     20,754           --
    Loan Payable - Centennial Banc                                  468,821           --
    Loan Payable - Shareholders                                      20,000           --
    Debenture Payable                                               500,000           --
    Warehouse Line Payable                                        2,517,100           --
    Notes Payable                                                      --           34,382
                                                                -----------    -----------

Total Current Liabilities                                         3,584,989         38,636

Stockholder's Equity:
    Preferred stock, $.0000001 Par Value
    1,000,000 Shares Authorized. None Issued                           --             --

    Common stock, $.0000001 Par Value
    50,000,000 Shares Authorized,  3,397,983 were
    issued and outstanding as of June 30, 1999,                           1              1
    1,149,300 were issued and outstanding as of June 30, 1998

    Additional Paid-In Cash                                       3,547,420        136,136
    Retained Earnings (Deficit)                                    (294,443)       (60,519)
                                                                -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                        3,252,978         75,618

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY:                       $ 6,837,967    $   114,254
                                                                ===========    ===========

         The accompanying notes are an integral part of the financial statements.


                        CENTENNIAL BANC SHARE CORPORATION
                      Consolidated Statement of Operations
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)



                                                  Six Months        Six Months
                                                     Ended             Ended
                                                  Jun. 30, 99       Jun. 30, 98
                                                  -----------       -----------
REVENUE:
    Brokerage Fees                                $ 1,165,866       $   393,608
    Miscellaneous Income                               14,000             3,185
                                                  -----------       -----------

Total Revenue                                     $ 1,179,866       $   396,793
                                                  ===========       ===========

OPERATING EXPENSES:
    Salary & Wages                                    417,460            29,553
    Payroll Taxes                                      44,109             2,883
    Employee Benefits                                  16,168              --
    Bonus                                                --               2,738
    Advertising                                        11,986             4,677
    Amortization                                       18,109              --
    Telemarketing                                       7,612              --
    Contract Labor                                     12,770             2,671
    Office Expenses                                      --                 164
    Professional Fees                                 386,441             7,087
    Maintenance & Repairs                               1,241               325
    Insurance                                           7,803               537
    Legal & Audit Fees                                  4,647             3,987
    Office Supplies                                    25,436               598
    Equipment Lease                                     7,209               515
    Equipment Repairs                                  12,959              --
    Internet Expense                                    2,384             1,242
    Rent                                               52,391            11,967
    Telephone                                          36,098             4,172
    Dues & Subscriptions                                 --                  26
    Training                                              590              --
    Travel                                             12,351             4,664
    Meals & Entertainment                               2,144              --
    Postage                                            14,706               475
    Printing                                           24,378             1,335
    Warehouse Fees                                     11,374              --
    Appraisal Fees                                     13,525             5,345
    Credit Reports                                     11,284             1,206
    Loan Originator Fees                              132,659              --
    Stonecreek Loan Expenses                           10,644           345,605
    Processing Fees                                     5,084             1,911
    Mortgage 2000 - Expenses                            5,082            19,223
    Charitable Contributions                             --                  53
    Bank Charges                                          891             1,215
    Personal Property Taxes                             1,042              --
    Interest Expense                                   69,516               900
    Licenses                                            1,062                89
    Miscellaneous Expense                               4,013             1,008
    Depreciation Expense                               18,495             1,141
                                                  -----------       -----------

Total Operating Expenses                            1,403,663           457,312
                                                  -----------       -----------

NET DEFICIT                                       $  (223,797)      $   (60,519)
                                                  ===========       ===========

NET LOSS PER COMMON STOCK                         $     (0.11)      $     (0.05)
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 2,062,522         1,148,875
                                                  ===========       ===========


    The accompanying notes are an integral part of the financial statements.


                                        CENTENNIAL BANC SHARE CORPORATION
                                              STOCKHOLDER'S EQUITY
                                                  June 30, 1999
                                                   (Unaudited)


                                              COMMON STOCKS            Additional     Retained         Total
                                        --------------------------      Paid- In      Earnings     Stockholder's
                                          Shares         Amount         Capital       (Deficit)       Equity
                                          ------         ------         -------       ---------       ------
Issuance of Stock for Cash & Services     1,147,500              1        108,510           --          108,511

Net Deficit 12/31/97                                                                      (3,080)        (3,080)
                                        -----------    -----------    -----------    -----------    -----------

Balance December 31, 1997                 1,147,500              1        108,510         (3,080)       105,431

Feb, 1998 Issuance of Stock for Cash          4,300           --           10,750           --           10,750

May, 1998 Cancelled Stock                    (2,500)          --           (6,250)          --           (6,250)

July, 1998 Issuance of Stock for Cash        16,665           --           24,998                        24,998

Net Deficit 12/31/98                                                         --          (67,566)       (67,566)
                                        -----------    -----------    -----------    -----------    -----------

Balance December 31, 1998                 1,165,965              1        138,008        (70,646)        67,363

April, 1999 Issuance for Acquisition        800,000           --        2,889,412           --        2,889,412

May, 1999 Forward Split of Shares         1,158,685           --             --             --             --

June, 1999 Issuance for Services            100,000           --             --             --             --

June, 1999 Issuance for Cash                173,333           --          520,000           --          520,000

Net Deficit 6/30/99                            --             --             --         (223,797)      (223,797)
                                        -----------    -----------    -----------    -----------    -----------

Balance June 30, 1999                     3,397,983    $         1    $ 3,547,420    $  (294,443)   $ 3,252,978
                                        ===========    ===========    ===========    ===========    ===========



                    The accompanying notes are an integral part of the financial statements.


                        CENTENNIAL BANC SHARE CORPORATION
                       Consolidated Statement of Cash Flow
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)


                                                      Six Months     Six Months
                                                        Ended          Ended
                                                      Jun.30,99      Jun.30,98
                                                     -----------    -----------

Cash Flows from Operating Activities:

    Net Income (Loss)                                $  (233,924)   $    (3,080)
    Depreciation                                          18,945            200

Changes in Assets & Liabilities:

    Notes Receivable                                   2,698,065         (4,700)
    Deposits                                              52,622        (25,000)
    Debenture Payable                                    500,000           --
    Accounts Payable                                      55,173            524
    Notes Payable                                     (2,971,539)       (34,382)
    Intangibles                                       (1,868,602)          --
    Accrued Expenses                                     (77,302)         3,730
                                                     -----------    -----------

Net Cash Provided by Operating Activities             (1,826,562)       (62,708)

Cash Flows Used for Investing Activities:

    Capital Expenditures                                (367,291)       (35,625)
                                                     -----------    -----------

Net Cash Used for Investing Activities                  (367,291)       (35,625)

Cash Flows from Financing Activities:

    Issuance of Common Stocks                          2,914,410        109,931
                                                     -----------    -----------

Net Cash Provided by Financing                         2,914,410        109,931

Net Increase in Cash & Cash Equivalents                  720,557         11,598

Cash & Cash Equivalents at Beginning of Period            11,598           --
                                                     -----------    -----------

Cash & Cash Equivalents at End of Period             $   732,155    $    11,598
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest                                              69,516            900
    Income Taxes                                            --             --
                                                     ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)



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

The Company is a Colorado Corporation organized for the purpose of developing and maintaining the business associated with mortgage banking. The Company name has been approved by the State of Colorado division of banking. The Company is an approved broker, which has a correspondent relationship with several large wholesale banks. On April 30, 1999 the Company purchased 100% of Entrust Mortgage, Inc. for Eight Hundred Thousand shares of restricted 144 common stock. Entrust Mortgage, Inc. became a wholly owned subsidiary of Centennial Banc Share Corp. and is included in these consolidated financial statements utilizing the purchase method of accounting.

Entrust Mortgage , Inc. was incorporated under the laws of the State of Colorado on March 4, 1999. Entrust is acquiring the mortgage operation of Investment Consultants, Inc., d.b.a. EMB Mortgage. The Company originated residential loans in over thirty states and assigns them to investors for approval and subsequent funding.

The Company originates residential real estate loans and assigns them to various lenders. The Company receives fees from borrowers and yield spread premiums on loans sold to lenders. Management believes that the Company is not economically dependent on any one lender because the Company does assign loans to numerous lenders and has ability to select lenders for assignment.

The Company has entered into various loan purchase and sale agreements. The Company acts as a loan correspondent for lenders for certain loans closed and funded by the company and sold to the lenders. The transfers of the mortgage loans that are subject to these agreements are subject to the warranties, representations and provisions in the agreement. Certain lenders have the right to require the Company to repurchase a mortgage loan for any of the following reasons: (a) if a representation and warranty given by the Company as to a particular mortgage loan is breached, (b) if there has been a breach of any other terms and conditions of the agreement, and (c) if final post-closing documentation is improper or incomplete after a reasonable period of time, the determination of which is at the bank's discretion. At the lender's option, the Company shall be required either promptly to cure such a breach in all material respects or to repurchase the mortgage loan at a price equal to the following:
The principle balance of the mortgage loan plus interest at the mortgage loan rate from the date to which the interest has last been paid to the date of repurchase.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)


Note 1 - Organization and Summary of Significant Accounting Policies (Cont):
----------------------------------------------------------------------------

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

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of mortgage notes receivable. The Company grants credit to mortgage borrowers nationwide. Concentrations of credit with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and the fact that the commissions and fees paid to the Company are remitted to the Company within a short period after the closing. As of June 30, 1999, the Company has no significant concentrations of credit risk with regard to these financial instruments.

Pervasiveness of Estimates
--------------------------

The preparation of a financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Geographic Area of Operations and Interest Rates
------------------------------------------------

The Company originates residential loans in over thirty states and most geographic areas of the United States. The potential for severe financial impact which can result from negative effects of economic conditions within the market of geographic areas are limited due to the Company's diverse geographic originations. The interest rates at which borrowers can refinance or obtain new financing for real estate acquired has a direct effect on the demand for the Company's services. Changes in interest rates could result in potential severe impacts on future operations of the Company.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)


Note 1 - Organization and Summary of Significant Accounting Policies (Cont):
----------------------------------------------------------------------------

Property and Equipment
----------------------

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

         Furniture and fixtures                      7 years
         Equipment                                   5 years

Intangible Assets
-----------------

Intangible assets consist of the following at April 30, 1999:

                                                           Estimated Useful Life
                                                           ---------------------
         Organization Costs               $   40,321              5 years
         Client Contracts                  1,200,000             20 years
         Technology Rights                   200,000             10 years
         State Approvals                     400,000             40 years

Revenue Recognition:
--------------------

Revenue is recognized when earned and expenses are recognized when they occur.

Note 2 - Federal Income Taxes:
------------------------------

The Company adopted statement of financial Accounting Standards No. 109, "Accounting For Income Taxes." FAS 109 requires the recognition of deferred tax liabilities and assets for the anticipated future tax effects of temporary differences that arise as a result of differences in the carrying amounts and tax bases of assets and liabilities. There was no material effect on the financial statements as a result of adopting FAS 109. The Company has a net operating loss carry-forward of approximately $84,000, which expires in the year 2014.

Note 3 - Money Market Funds
---------------------------

The Company maintains a money market pledge account at Southern Pacific Bank. This account secures outstanding loans on the EMB Warehouse Line with IMPAC Warehouse Funding. The amount owned by Entrust and which amount shows on the statement is $90,490. By contractual agreement with EMB, if IMPAC Warehouse Funding seizes any portion of the $90,490 in the money market pledge account, EMB CORP indemnifies the Company. The indemnity is secured by a promise that EMB Corp. will issue shares of fully registered, unrestricted stock of EMB Corp. with a market value equivalent to any amount seized by IMPAC Warehouse Funding from the money market pledge account. This stock is to be issued within three days of the money being seized by IMPAC Warehouse Funding.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

Note 4 - Marketable Security
----------------------------

The Company owns 400,000 shares of EMB Corp. common stock; a NASDAQ bulletin board company traded under EMBU. The shares were issued on December 23, 1997, and were subject to Rule 144 of the Securities Act of 1933. The shares are listed at their fair market value, which is the initial cost basis of the security.

Note 5 - Related Party Transactions
-----------------------------------

Jerrold Burden, an officer and director of the corporation has loaned and secured loans for the corporation. During the organizational meeting of the corporation 1,107,500 shares were issued to officers and directors of the company at par value for past services rendered.

Note 6 - Impact of Recently Issued Accounting Standards
-------------------------------------------------------

SFAS No. 131 requires disclosure of certain information regarding operating segments, products, and services, geographic areas of operation and major customers. SFAS No. 134 accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale by a mortgage banking enterprise. Adoption of these statements is expected to have no impact on the Company's financial position, results of operation, or cash flows.

Note 7 - Commitments
--------------------

The Company leases its' offices under long-term leases that are accounted for as operating leases. Future minimum rental payments on all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

                   Year Ending                    Offices
                   -----------                    -------

                   March 12, 2000                 $ 141,994
                   March 12, 2001                   108,650
                                                  ---------
                                                  $ 250,644
                                                  =========


Note 8 - Subsequent Event
-------------------------

The Company was victimized by a fraud which caused the Company to significantly increase the Company's infrastructure and overhead for the period of time until the fraud was uncovered. The Company has begun legal proceedings to recover the losses suffered from the fraud. The principal perpetrator of the fraud has been indicted and is in custody by authorities.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CENTENNIAL BANC SHARE CORP.



Dated: 8/20/99                            By: /s/ J. Dean Burden
--------------                            ----------------------
                                          J. Dean Burden
                                          Chief Financial and Accounting Officer
                                          Director



Dated: 8/20/99                            By: /s/ J. Dean Burden
--------------                            ----------------------
                                          J. Dean Burden
                                          Chief Financial and Accounting Officer
                                          Director