Form 10QSB
period 1999-09-30
CENTENNIAL BANC SHARE CORP
filed 1999-11-12
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999.

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant's common stock, par value $.0000001 per share, as of September 30, 1999 were 3,717,900 common shares.

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

     Results of Operations

     The Company continues to be unprofitable. For the nine months ended September 30, 1999, the Company had revenues of $2,010,578, compared to revenues of $679,443 for the same period ended September 30, 1998. Total expenses for the nine months ended September 30, 1999 were $2,716,758, compared to expenses of $730,118 for the same period ended September 30, 1998. The major components of operating expenses are independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

     As a result, the Company had a net loss of $706,180 for the nine months ended September 30, 1999, compared to $50,675 for the same period ended September 30, 1998. The current unprofitability came as a result of the fraud perpetrated upon the Company by Vision One Technologies (Vision). The Vision acquisition, which closed on June 11, 1999, was rescinded during the reporting period. During the period between the closing of the acquisition and the recission, the Company significantly increased its infrastructure and overhead. As a consequence of the Vision fraud, the Company spent $508,000 to Vision and paid approximately $400,000 of additional expenses for the discontinued operations.

     The Company has filed a civil suit against Vision, its principals, and their attorney. The two principals of Vision have been criminally indicted for the numerous charges associated with the fraud perpetrated upon the Company. The Company has also identified assets of the perpetrators of the fraud and is hopeful of being able to ultimately recover a substantial portion of the losses.

     During the reporting period, the Company discontinued operations of the program which was a result of the fraud perpetrated by Vision. Part of the discontinued operations was the dismissal of a staff infrastructure which was acquired by the Company to originate and process subprime mortgages utilizing the technology infrastructure which was to be provided by Vision.

     The Company's primary business function remains mortgage originations. The Company generates wholesale mortgage originations as Entrust Mortgage and retail originations as Mortgage 2000 and Easyqual.com. During the third quarter, the Company entered into contracts with two major banking companies to market their products to the mortgage brokerage community. These new product lines replace the programs for which Entrust's predecessor company was successful in marketing.

     The Company's strategy is to deliver into the U.S. mortgage industry an automated underwriting and loan application processing program. The present mortgage industry conducts its business through many manual steps, in an antiquated system prone to mistakes. The pre-approval process by itself requires a 24 to 48 hour turn around on average. The Company's system will be set up to permit the mortgage customer to process an application much quicker, typically one to three minutes. Currently, the pre approval and stipulations for a mortgage in the industry typically need one to two days to complete before sending out. The more loan programs offered by the mortgage company, the more complexity sets in, pushing those averages out.

     In the competitive loan environment providing a diverse range of programs, for every 10 applications that the underwriter pre-approves, a significant number are pre-approved for the wrong program. On average five pre-approvals per day have to be redone.

     On average, out of every 10 loans submitted, one-half are pre-qualified and generate a customer list of stipulations. Of the customers receiving a list of stipulations, only one half return a full package. The time delays to get pre-approval encourage the customer to shop around for other product. Document completion by the customer (assisted by the broker) can take another 7 to 10 days on average. Of the customers responding to the stipulations completely, one-half actually close their loans. On average, out of ten initial mortgage loan applications submitted, fewer than one (.833) is funded in an industry completion process of 18 days.

     With the Company's planned system, the industry standard would change. Out of ten initial loan applications, the Company projects three will close in a major positive shift in cost and time. In the Company's system, the loan application is a "smart application." One long, tedious form no longer fits every customer. As the computer asks the broker (or customer) a question, the response determines the next question. Each new question fits the applicant's prior responses in a design to limit questions to what is directly relevant. Broker data input time is thereby reduced.

     By integrating the smart application into an automated underwriting program, the Company's search engine would be able to examine a thousand loan programs, if necessary, to find an exact match for each customer profile without mistakes. Pre-approval and document stipulations are complete in about 6o seconds, not two days.

     With the Company's planned system, management evaluation of a sales person's prospect is eliminated. Back office data entry is also eliminated. Applications that would sit for two days in a back office file disappear as well. There is only one human interface in the underwriting process involving a review of the authenticity of tax returns and the other stipulated documents. With the Company's planned system, the cost of back office personnel would go down, providing margins for employing a higher quality personnel using systems that ensure an efficient document review process. Consequently, everything is speeded up without error.

     The Company's planned system turns an inexperienced loan officer into a seemingly experienced loan officer, able to provide the customer with definite answers instantaneously without the customary mistakes. With every requirement of the loan process scripted, the customer gets accurate information from the broker who no longer has to constantly call the home office for answers. With the Company's planned system, a loan officer's time is released to sell rather than study dozens of loan programs offered by the firm. The system also removes the insecurity that currently prevails when an inexperience sales person attempts to describe complex loan options. In addition, the current limits on the number of loans a top producer or any producer can manage is dramatically expanded. The confidence that the lender has for the integrity of the underwriting/loan process is enhanced as well.

     Automated underwriting can be found currently in limited pockets of the industry. For the "prime market"--offering standard, government generated mortgages to the creditworthy customer--automated underwriting is now available on a limited basis. The "prime market," however, represents one-fourth of the total mortgage business. For the "sub-prime" market involving more complexity, including credit issues and the need for individual loan tailoring, the manual mortgage system prevails everywhere in the industry.

     The sub-prime market representing three-fourths of the total U.S. mortgage origination business provides three to four times the profit margins of the prime market. That is the market in which the Company seeks to create a new standard and by its standard and to establish a new industry leadership.

     The Company's market roll-out of this new system is expected to target both the wholesale and retail mortgage industry. Bringing the Company's automated system into the small to medium brokerage office currently operating in every rural and urban region of the United States should be the basis of substantial business. Small mortgage brokers dominate this industry.

     The  Company's  plan  for  the  U.S.   wholesale   mortgage  industry  uses
relationships with brokerage office which do require to giving up autonomy, name, ownership or loan programs to participate in the Company's mortgage origination program.

     Upon the funding of its program, which is expected in the fourth quarter, the Company intends to begin operating this system to the mortgage industry through industry publications and other media outlets, a web site, an industry newsletter and a team of account executives.

     Liquidity and Capital Resources

     As of the end of the reporting period, the Company had cash or cash equivalents of $21,567.

     Net cash provide by operating activities of the Company was $2,949,641 for the nine months ended September 30, 1999, compared to $37,503 for the nine months ended September 30, 1998.

     Cash flows used for investing activities provided $706,218 for the nine months ended September 30, 1999, compared to $5,288 for the nine months ended September 30, 1998.

     Cash flows from financing activities accounted for $3,597,712 for the nine months ended September 30, 1999, compared to $19,256 for the nine months ended September 30, 1998.

     The Company's cash and cash equivalents are not sufficient to meet its business plan objectives, particularly the funding of its mortgage origination program. The Company plans to raise additional capital through a private placement, by leveraging Company assets and utilizing internally generated profits to recover its cash position over the short-term. These funds will be necessary for the funding of the Company's mortgage origination program. Over the long term, the Company believes that it can recover a substantial portion of the fraud losses. This situation, combined with a profitable operation, should permit the Company to recover from its present position. There was no significant change in working capital during this fiscal year. During the reporting period, the Company raised no funds.

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


     State of Readiness

     The Company believes that it has identified all significant IT systems and non-IT systems that require modification in connection with Year 2000 issues. Internal and external resources have been used and are continuing to be used, to make the required modifications and test Year 2000 readiness. The required modifications are under way. The Company plans on completing the modifications to and testing of all significant systems by November 30, 1999.

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

                           PART II- OTHER INFORMATION

ITEM 1. Legal Proceedings

     During the reporting period, the Company filed a lawsuit in the Colorado District Court for the City and County of Denver against Stephen B. Torres, J. Scott Oler, Berkley Rasband, and Vision One Technologies, Inc. seeking damages and injunctive relief in connection with the Company's acquisition of the assets of Vision One Technologies, Inc. The Company has alleged deceit based upon fraud, fraud in connection with the purchase of securities, misappropriation of trade secrets, among other claims. The Company is seeking actual and punitive damages, as well as injunctive relief against the defendants. The case in the preliminary stages and no answer has been filed by the defendants.

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

     The Company sold common shares in a private placement during the period ending June 30, 1999. The Company raised $519,999 through the sale of 173,333 shares at a price of $3.00 per share.

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


                                          CENTENNIAL BANC SHARE CORP.



Dated: 11/12/99                           By: /s/ J. Dean Burden
---------------                           ----------------------
                                          J. Dean Burden
                                          Chief Financial and Accounting Officer
                                          Director



Dated: 11/12/99                           By: /s/ J. Dean Burden
---------------                           ----------------------
                                          J. Dean Burden
                                          Chief Financial and Accounting Officer
                                          Director

                           CENTENNIAL BANC SHARE CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                              CENTENNIAL BANC SHARE CORPORATION
                                  Consolidated Balance Sheet
                      For the Nine Month Period Ended September 30, 1999
                                         (Unaudited)


                                                                    Nine Months       Year
                                                                       Ended          Ended
                                                                    Sep. 30, 99    Dec. 31, 98
                                                                    -----------    -----------

ASSETS:
-------
Current Assets:
    Cash                                                            $    21,567    $    79,714
    Accounts Receivable                                                 183,648           --
    Prepaid Expenses                                                    430,351          1,102
    Note Receivable - EMB                                               160,183           --
    Note Receivable                                                     186,554           --
    Loans - Held for Sale                                             3,077,311           --
                                                                    -----------    -----------

Total Current Assets                                                  4,059,614         80,816

Property & Equipment:
    Net of accumulated depreciation of $34,244                          915,976          9,133
    for 1999 & $2,283 depreciation for 1998

Other Assets:
    Client Contracts                                                  1,200,000           --
    Corporate Set-up                                                     63,257           --
    Leasehold Improvements                                               12,424           --
    State Approvals                                                     400,000           --
    Technology Rights                                                   200,000           --
    Deposit                                                              14,756          1,828
                                                                    -----------    -----------
                                                                      1,890,437          1,828
       Less Amortization                                                (45,800)          --
                                                                    -----------    -----------

Total Other Assets                                                    1,844,637          3,656

TOTAL ASSETS                                                        $ 6,820,227    $    91,777
                                                                    ===========    ===========


LIABILITIES AND EQUITY
----------------------

Current Liabilities:
    Accounts payable                                                $   153,638    $       342
    Accrued Expenses                                                     56,752          1,572
    Impound                                                               4,911           --
    Note Payable - First Payable                                         18,323           --
    Loan Payable - Shareholders (Note 5)                                 20,000           --
    Debenture Payable                                                   500,000           --
    Warehouse Line Payable                                            3,077,290           --
    Notes Payable                                                        10,418         22,500
                                                                    -----------    -----------

Total Current Liabilities                                             3,841,332         24,414

Stockholder's Equity:
    Preferred stock, $.0000001 Par Value
    1,000,000 Shares Authorized. None Issued                               --             --

    Common stock, $.0000001 Par Value
    50,000,000 Shares Authorized,  3,717,900 were
    issued and outstanding as of September 30, 1999,                          1              1
    1,165,965 were issued and outstanding as of December 31, 1998

    Additional Paid-In Cash                                           3,755,720        138,008
    Retained Earnings (Deficit)                                        (776,826)       (70,646)
                                                                    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                            2,978,895         67,363

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY:                           $ 6,820,227    $    91,777
                                                                    ===========    ===========


           The accompanying notes are an integral part of the financial statements.


                               CENTENNIAL BANC SHARE CORPORATION
                             Consolidated Statement of Operations
                         For the Nine Months Ended September 30, 1999
                                          (Unaudited)


                                                                    Nine Months       Year
                                      Centennial       Entrust         Ended          Ended
                                      Sep. 30, 99    Sep. 30, 99    Sep. 30, 99    Dec. 31, 98
                                      -----------    -----------    -----------    -----------
REVENUE:
    Brokerage Fees                    $   348,787    $   503,556    $   852,343    $   899,554
    Commission                             92,330           --           92,330           --
    Loan Income                           190,460        732,749        923,209           --
    Interest Income                          --          142,290        142,290           --
    Miscellaneous Income                      406           --              406          6,370
                                      -----------    -----------    -----------    -----------

Total Revenue                             631,983      1,378,595      2,010,578        905,924

OPERATING EXPENSES:
    Advertising                             4,398         13,903         18,301          9,354
    Amortization                             --           45,800         45,800           --
    Appraisal Fees                         15,300          3,375         18,675         10,689
    Bank Charges                               46          1,096          1,142          2,430
    Bonus                                    --             --             --            5,475
    Charitable Contributions                 --             --             --              105
    Commissions                              --          563,885        563,885           --
    Contract Labor                          5,525         16,576         22,101          5,341
    Credit Reports                          3,462         13,745         17,207          3,522
    Depreciation Expense                    8,561         25,683         34,244          2,083
    Dues & Subscriptions                      136           --              136             52
    Employee Benefits                       4,514         23,311         27,825           --
    Equipment Lease                        16,660         42,133         58,793          1,031
    Equipment Repairs                         100           --              100          2,100
    Insurance                               2,904          7,190         10,094          1,074
    Interest Expense                        1,315        121,296        122,611          1,799
    Internet Expense                        3,051           --            3,051          2,485
    Legal & Audit Fees                      4,868          1,722          6,590          7,973
    Licenses                                 --            2,002          2,002            178
    Loan Originator Fees                  192,931           --          192,931         57,857
    Maintenance & Repairs                     500          1,499          1,999            650
    Miscellaneous Expense                   8,702            887          9,589          2,017
    Mortgage 2000 - Expenses                4,000           --            4,000         38,446
    Office Expenses                          --             --             --              327
    Office Supplies                        14,325         34,333         48,658          1,195
    Payroll Taxes                          33,247         54,600         87,847          5,767
    Personal Property Taxes                   388            781          1,169           --
    Postage & Delivery                      8,085         22,872         30,957            950
    Printing                                 --           58,274         58,274          2,670
    Processing Fees                         7,539          2,498         10,037          3,823
    Professional Fees                     102,965           --          102,965         14,174
    Rent                                   42,648         58,372        101,020         21,933
    Salary & Wages                        287,981        497,039        785,020         59,107
    Stonecreek Loan Expenses              185,584           --          185,584        691,210
    Telemarketing                          10,612           --           10,612           --
    Telephone                              23,638         54,954         78,592          8,345
    Training                                3,039            985          4,024           --
    Travel                                 18,577         10,148         28,725          9,328
    Warehouse Fees                           --           22,198         22,198           --
                                      -----------    -----------    -----------    -----------

Total Operating Expenses                1,015,601      1,701,157      2,716,758        973,490
                                      -----------    -----------    -----------    -----------

NET DEFICIT                           $  (383,618)   $  (322,562)   $  (706,180)   $   (67,566)
                                      ===========    ===========    ===========    ===========

NET LOSS PER COMMON STOCK                                           $     (0.23)   $     (0.06)
                                                                    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                   3,027,420      1,131,496
                                                                    ===========    ===========


           The accompanying notes are an integral part of the financial statements.


                                    CENTENNIAL BANC SHARE CORPORATION
                                            STOCKHOLDER'S EQUITY
                                             September 30, 1999
                                                 (Unaudited)



                                               COMMON STOCKS           Additional     Retained         Total
                                           ---------------------        Paid-In       Earnings     Stockholder's
                                           Shares         Amount        Capital       (Deficit)       Equity
                                           ------         ------        -------       ---------       ------

Issuance of Stock for Cash & Services     1,147,500              1        108,510           --          108,511

Net Deficit 12/31/97                                                                      (3,080)        (3,080)
                                        -----------    -----------    -----------    -----------    -----------

Balance December 31, 1997                 1,147,500              1        108,510         (3,080)       105,431

Feb, 1998 Issuance of Stock for Cash          4,300           --           10,750           --           10,750

May, 1998 Cancelled Stock                    (2,500)          --           (6,250)          --           (6,250)

July, 1998 Issuance of Stock for Cash        16,665           --           24,998                        24,998

Net Deficit 12/31/98                                                         --          (67,566)       (67,566)
                                        -----------    -----------    -----------    -----------    -----------

Balance December 31, 1998                 1,165,965              1        138,008        (70,646)        67,363

April, 1999 Issuance for Acquisition        800,000           --        2,889,412           --        2,889,412

May, 1999 Forward Split of Shares         1,170,302           --             --             --             --

June, 1999 Issuance for Services            100,000           --             --             --             --

June, 1999 Issuance for Cash                173,333           --          520,000           --          520,000

Sept, 1999 Issuance for Services            100,000           --             --             --             --

Sept, 1999 Issuance for Cash                208,300           --          208,300                       208,300

Net Deficit 9/30/99                            --             --             --         (706,180)      (706,180)
                                        -----------    -----------    -----------    -----------    -----------

Balance September 30, 1999                3,717,900    $         1    $ 3,755,720    $  (776,826)   $ 2,978,895
                                        ===========    ===========    ===========    ===========    ===========




                   The accompanying notes are an integral part of the financial statements.


                        CENTENNIAL BANC SHARE CORPORATION
                       Consolidated Statement of Cash Flow
                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)


                                                     Nine Months       Year
                                                        Ended          Ended
                                                      Sep.30,99      Dec.31,98
                                                     -----------    -----------

Cash Flows from Operating Activities:

    Net Income (Loss)                                $  (706,180)   $   (66,823)
    Depreciation                                          34,244          2,083

Changes in Assets & Liabilities:

    Notes Receivable                                     597,362          4,700
    Deposits                                              12,928         23,172
    Accounts Payable                                    (153,296)         1,102
    Notes Payable                                       (838,538)          (182)
    Intangibles                                       (1,840,981)       (11,882)
    Accrued Expenses                                     (55,180)        (2,174)
                                                     -----------    -----------

Net Cash Provided by Operating Activities             (2,949,641)       (50,004)

Cash Flows Used for Investing Activities:

    Capital Expenditures                                (706,218)        (7,050)
                                                     -----------    -----------

Net Cash Used for Investing Activities                  (706,218)        (7,050)

Cash Flows from Financing Activities:

    Issuance of Common Stocks                          3,597,712         25,675
                                                     -----------    -----------

Net Cash Provided by Financing                         3,597,712         25,675

Net Increase in Cash & Cash Equivalents                  (58,147)       (31,379)

Cash & Cash Equivalents at Beginning of Period            79,714        111,093
                                                     -----------    -----------

Cash & Cash Equivalents at End of Period             $    21,567    $    79,714
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest                                             122,611          1,479
    Income Taxes                                            --             --
                                                     ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)



Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

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

Entrust Mortgage, Inc. was incorporated under the laws of the State of Colorado on March 4, 1999. The Company originates residential loans in over thirty states and assigns them to investors for approval and subsequent funding.

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

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)


Note 1 - Organization and Summary of Significant Accounting Policies (Cont):
         -------------------------------------------------------------------

Basis of Presentation:
----------------------

The Company is primarily engaged in mortgage brokering. The authorized capital stock of the corporation is 50,000,000 shares of common stock at $.0000001 and 1,000,000 shares of preferred stock at $.0000001 par value. No preferred stock has been issued.

Cash and Cash Equivalents:
--------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of ninety (90) days, to be cash equivalents.

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of mortgage notes receivable. The Company grants credit to mortgage borrowers nationwide. Concentrations of credit with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and the fact that the commissions and fees paid to the Company are remitted to the Company within a short period after the closing. As of September 30, 1999, the Company has no significant concentrations of credit risk with regard to these financial instruments.

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

Geographic Area of Operations and Interest Rates
------------------------------------------------

The Company originates residential loans in over thirty states and most geographic areas of the United States. The potential for severe financial impact which can result from negative effects of economic conditions within the market of geographic areas are limited due to the Company's diverse geographic origination's. The interest rates at which borrowers can refinance or obtain new financing for real estate acquired has a direct effect on the demand for the Company's services. Changes in interest rates could result in potential severe impacts on future operations of the Company.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)


Note 1 - Organization and Summary of Significant Accounting Policies (Cont):
         -------------------------------------------------------------------

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

         Furniture and fixtures                      7 years
         Equipment                                   5 years

Intangible Assets
-----------------

Intangible assets consist of the following at September 30, 1999:

                                                     Estimated Useful Life
                                                     ---------------------
         Client Contracts              1,200,000           20 years
         Corporate Set-up                 63,257            7 years
         Technology Rights               200,000           10 years
         State Approvals                 400,000           40 years

Revenue Recognition:
--------------------

Revenue is recognized when earned and expenses are recognized when they occur.

Note 2 - Federal Income Taxes:
         ---------------------

The Company adopted statement of financial Accounting Standards No. 109, "Accounting For Income Taxes." FAS 109 requires the recognition of deferred tax liabilities and assets for the anticipated future tax effects of temporary differences that arise as a result of differences in the carrying amounts and tax bases of assets and liabilities. There was no material effect on the financial statements as a result of adopting FAS 109. The Company has a net operating loss carry-forward of approximately $775,000, which expires in the year 2015.

Note 3 - Related Party Transactions
-----------------------------------

Jerrold Burden, an officer and director of the corporation has loaned and secured loans for the corporation. During the organizational meeting of the corporation 1,107,500 shares were issued to officers and directors of the company at par value for past services rendered.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)


Note 4 - Impact of Recently Issued Accounting Standards
         ----------------------------------------------

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

Note 5 - Marketable Security
         -------------------

The Company owns 400,000 shares of EMB Corp. common stock; a NASDAQ bulletin board company traded under EMBU. The shares were issued on December 23, 1997, and were subject to Rule 144 of the Securities Act of 1933. The shares are listed at their fair market value, which is the initial cost basis of the security.

Note 6 - Commitments
         -----------

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
                                                    ---------
                                                    $ 250,644
                                                    =========


Note 7 - Subsequent Event
         ----------------

The Company was victimized by a fraud which caused the Company to significantly increase the Company's infrastructure and overhead for the period of time until the fraud was uncovered. The Company has begun legal proceedings to recover the losses suffered from the fraud. The principal perpetrator of the fraud has been indicted and is in custody by authorities.