Form 10KSB
period 1999-12-31
CENTENNIAL BANC SHARE CORP
filed 2000-04-05
CIK 1054303

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended: December 31, 1999
                           Commission File No. 0-23965

                           Centennial Banc Share Corp.
                           ---------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

    Colorado                                                   84-1374481
    --------                                                   ----------
 (State or other                                      (IRS Employer File Number)
 jurisdiction of
 incorporation)

 Fifth Floor, 6795 E. Tennessee Ave., Denver, CO                  80224
 -----------------------------------------------                  -----
 (Address of principal executive offices)                      (zip code)

                                 (303) 322-6999
              (Registrant's telephone number, including area code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $3,399,737. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 1999 was not able to be determined since the Registrant's stock has not ever traded. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 14, 2000, was 14,262,000, which is after taking into account a three-for-one forward split of our common shares which was approved by our Board of Directors in January, 2000 and effective as of March 14, 2000.

References in this document to "us," "we," or "the Company" refer to Centennial Banc Share Corp., its predecessor and its subsidiary.

                                     PART I

Item 1. Description of Business.
--------------------------------

     (a)  General Development of Business

     We are a Colorado corporation. Our principal business address is 6795 E. Tennessee Ave.,Fifth Floor, Denver, Colorado 80224. Our telephone number is
(303) 322-6999.

     We were originally incorporated under the laws of the State of Colorado on November 8, 1996. We spent several months of preparation and research before beginning formal operations on March 10, 1997. Since beginning operations in March, 1997, we have been marginally unprofitable.

     From our inception until April 30, 1999, we acted as a mortgage brokering operation. From 1996 until 1997, we had minimal activities and carried no substantial inventories or accounts receivable. In March, 1997, we expanded our operations and completed a private placement in February, 1998 for a total of $110,750. This placement permitted us to develop operations in the mortgage brokering business.

     On April 30, 1999, we acquired Entrust Mortgage, Inc., a private nationwide wholesale mortgage company ("Entrust"). Entrust, a Colorado corporation, is now a wholly-owned subsidiary of us.

     In January and February, 2000, we completed a private placement of a convertible debenture and raised a total of $180,738, which funds were used for working capital. Also in January, 2000, we made a three-for-one forward split of our common shares, which was approved by our Board of Directors to be effective March 14, 2000.

     As of March 14, 2000, we had a total of 14,262,000 common shares issued and outstanding Later in March, 2000, we sold approximately $370,000 in common stock at $2.00 per share, post split in a private placement to accredited investors.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

     (b)  Narrative Description of the Business

     General
     -------

     From our inception to the present, we have acted as a mortgage brokering operation. From 1996 until 1997, we had minimal activities and carried no substantial inventories or accounts receivable. In March, 1997, we expanded our operations and completed a private placement for a total of $110,750, which permitted us to develop operations. At the present time, we have no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures.

     No independent market surveys have ever been conducted to determine demand for our products and services.

     Organization
     ------------

     We were originally established to become a nationwide technology-based retail mortgage origination company. The expansion of the Internet has permitted us to accelerate our position in the technology-based mortgage origination marketplace and to expand operations.

     We are presently comprised of one corporation with on subsidiary, Entrust Mortgage, Inc. We are a Colorado corporation organized for the purpose of developing and maintaining the business associated with mortgage banking. We are an approved mortgage banker with several correspondent relationships with several large wholesale banks including, Fleet Mortgage, GMAC, Bank One, and First Union Capital Markets, among others.

     We collect loan fees and sales loans for profit for acting as the mortgage banker under written agreements with non-affiliate loan originators.

     (c) Plan of Operations

     We acquired Entrust in April, 1999. Entrust's management generated in excess of $330,000,000 of mortgage business in 1998 from the mortgage broker accounts under contract with Entrust. Our acquisition of Entrust gives us a potentially profitable and large wholesale mortgage infrastructure to support our Mortgage 2000 retail mortgage origination operation.

     Entrust will operate the wholesale and retail (Mortgage 2000) mortgage operations. Entrust is presently developing underwriting matrixes on proprietary underwriting software to be used by our mortgage brokers and consumers in our Internet operations.

     Entrust Mortgage was opened in 1999 to acquire the assets and infrastructure of Investment Consultants, Inc. Investment Consultants, Inc. had been in the mortgage business since 1994 specializing in high loan to value, no income verification mortgages (known as Alt A mortgages).

     Entrust's affiliation with us has brought together Entrust and Mortgage 2000. Mortgage 2000 is the retail mortgage entity which was previously operated solely by us. Entrust will manage the development of our nationwide retail operation. Part of our retail business plan will include telemarketing our second mortgage products and providing financing to customers of our affinity relationships.

     Entrust will be providing proprietary mortgage underwriting and processing software, which is currently under development. This software will be used by Entrust's mortgage broker client base. This software will enable Entrust to offer mortgage brokers access to the Entrust loan approval process whereby brokers can get stipulated loan approval within seconds of submission and while they are still "on line". Entrust's approval software will generate and then merge the borrower's credit report with their loan application. Calculations and analysis will be using actual verifiable criteria. This service will be available 24 hours a day, 7 days a week. Similar service will be available to real estate brokers, homebuilders, etc. through our Mortgage 2000 retail loan division.

     While Entrust and Mortgage 2000 will continue to do business using traditional mortgage origination methods, we plan to shift our marketing emphasis with the use of the proprietary mortgage approval format and processes on the Internet, which is expected in April, 2000. Customers will be trained to access our mortgage services through our Internet Financial Provider. We anticipate that Entrust's and Mortgage 2000's market penetration should significantly increase, and up front cost of mortgage originations should be significantly reduced.

     Entrust and Mortgage 2000, are already nationally positioned in the residential mortgage marketplace. The mortgage industry is presently consolidating. An ever increasing number of independent mortgage brokers are losing their market share due their inability to have financial wherewithal to access the new technology and the inability to have access to superior loan programs currently only available to large providers. Mortgage 2000 and Entrust plan to offer these brokers affordable alternatives to continue in and grow their business.

     A large segment of profitability in the mortgage marketplace comes after the mortgage is closed and funded with the borrower. Mortgages are sold into secondary markets on a per loan bases (flow), or many loans packaged as one lump sale (bulk). Those who buy the loans either hold them to earn from the coupon rate or securitize the loan portfolio and receive more immediate realization of profit. Furthermore, the "servicing" of loans (collection of ongoing payments) is a significant cash flow business. Entrust believes that it will experience much better execution (profitability) in a program where it sells loans in bulk or eventually scrutinizes its own loan pools. However, there are no firm plans at this point for a securitization program by us or Entrust.

     (d) Markets

     Entrust plans to continue to market residential mortgages through traditional methods. Entrust employs a system of using regional sales representatives and an in-house sales team to market products to our broker clients. Entrust presently markets to an established 6,000-account mortgage broker base and will add new accounts through wholesale representative solicitation, fax blast marketing, mass e-mail marketing, and participation in trade shows.

     At such time as Entrust's internet application and approval software is released, Entrust will begin directing mortgage broker business through the Internet to permit brokers to receive real time loan approvals 24 hours a day, 7 days a week.

     Mortgage 2000 will be marketing loan originations through Internet web pages and from traditional mortgage brokerage marketing methods such as realtor and builder direct solicitation.

     Mortgage 2000 has also developed a web page for realtors. The realtor would only pay the design cost of the customization elements of their own web page. Mortgage 2000 provides preferential placement on Internet search engines for which Mortgage 2000 has already established locations.

     Each realtor's customized web site provides detailed local community information, such as schools, shopping, transportation, business districts, etc. There is a comprehensive preferred "yellow pages" of services from networking companies. These services include appraisals, title agents, escrow companies, insurance agents, surveyors, and more. The realtor can post photo displays and listing information on homes they list for sale.

     (e) Raw Materials

     The use of raw materials is not now material factor in our operations.

     (f) Customers and Competition

     The mortgage banking business is highly competitive, with hundreds of brokers and wholesalers competing for the same consumer dollar. Our operational activities center primarily in the mortgage loan origination business, in which there is a great deal of competition. It is anticipated that competition will come from a number of sources, many of whom will have greater resources and experience than we have. All lenders in the Rocky Mountain United States region are potential competitors. There can be no guarantee that we will be able to compete successfully over the short or long term.

     (g) Employees

     Currently, we have forty full-time employee and ten part-time employees. We plan to hire additional employees in the future but have formulated no definite plans at this point.

     (h) Backlog

     At December 31, 1999, we had no backlogs.

     (i) Proprietary Information

     We own the tradename "Mortgage 2000" and own proprietary computer software which it uses in its operations. Otherwise, we have no proprietary information.

     (j) Government Regulation

     We are, and expect to continue to be, subject to material governmental regulation and approvals customarily incident to the operation of a mortgage company. We are be regulated by applicable Federal and state regulation It is our policy to fully comply with all governmental regulation and regulatory authorities.

     (k) Research and Development

     We have never spent any material amount in research and development activities.

     (l) Environmental Compliance

     We do not expect to be subject to any material environmental compliance.

Item 2. Description of Properties.
----------------------------------

     Our executive offices are located at 6795 E. Tennessee Ave., Fifth Floor, Denver, Colorado 80224. These are also the offices of Entrust. We rent this office on a 3-year lease at a cost of $11.50 per month from an unaffiliated third party. We also have a production office in Roseville, California. We also own office equipment to furnish the Denver office. We also own the tradename "Mortgage 2000" and own proprietary computer software which we use in our operations. All of our management activities are performed in Colorado.

Item 3. Legal Proceedings.
--------------------------

     We filed a lawsuit in the Colorado District Court for the City and County of Denver against Stephen B. Torres, J. Scott Oler, Berkley Rasband, Vision One Technologies, Inc., PCMD and Dan and Diane King seeking damages and injunctive relief in connection with our acquisition of the assets of Vision One Technologies, Inc. We alleged deceit based upon fraud, fraud in connection with the purchase of securities, misappropriation of trade secrets, among other claims. We are seeking actual and punitive damages, as well as injunctive relief against the defendants. The case in the preliminary stages and no answer has been filed by the defendants.

     Otherwise, no legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     We did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

     (a) Principal Market or Markets

     Our securities have never been listed for trading on any market and are not quoted at the present time. We have applied to trade on the NASD Over-the-Counter Bulletin Board. However, at the present time, we do not know where secondary trading will eventually be conducted. The place of trading, to a large extent, will depend upon our eventual size. To the extent, however, that trading will be conducted in the Over-the-Counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board," a shareholder may find it more difficult to dispose of or obtain accurate quotations as to price of our securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock.

     (b) Approximate Number of Holders of Common Stock

     As of the March 14, 2000, a total of 14,262,000 of our common shares were outstanding, is after taking into account a three-for-one forward split of our common shares which was approved by our Board of Directors in January, 2000. The number of holders of record of our common stock at that date was approximately one hundred.

     (c) Debenture

     In 1999, we sold $500,000 worth of Debentures to one individual. This Debenture is due in May, 2000, has an interest rate of ten percent per annum, and is convertible into our common shares at $2.00 per share, pre-split, at any time during its term. Either party has the option to extend the due date of the Debenture, as well as its convertibility, for an additional six months past its due date.

     In January and February, 2000, we completed a private placement of a Convertible Debenture and raised a total of $180,738, which funds were used for working capital. This Debenture is due in February, 2001, has an interest rate of ten percent per annum, and is convertible into our common shares at $0.500 per share, pre-split, at any time during its term. Either party has the option to extend the due date of the Debenture, as well as its convertibility, for an additional six months past its due date.

     (d) Dividends

     Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

     (e) The Securities Enforcement and Penny Stock Reform Act of 1990

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. Also, there is the requirement of a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

     (f) Blue Sky Compliance

     The trading of penny stock companies may be restricted by the securities laws ("Blue Sky" laws) of the several states. Management is aware that a number of states currently prohibit the unrestricted trading of penny stock companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for our shares and to make resale of shares acquired by investors more difficult.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

     Forward-Looking Statements

     The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications; delays our introduction of new products or services; and failure by us to keep pace with emerging technologies.

     When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

     Results of Operations

     We continue to be unprofitable but our operations have increased significantly. For the twelve months ended December 31, 1999, we had revenues of $3,399,737, compared to revenues of $905,924 for the same period ended December 31, 1998. Total operating expenses for the twelve months ended December 31, 1999 were $4,668,795 compared to total operating expenses of $973,490 for the same period ended December 31, 1998. The major components of operating expenses are independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

     As a result, we had a net loss of $1,269,058 for the twelve months ended December 31, 1999, compared to $67,566 for the same period ended December 31, 1998. The net loss per share for the twelve months ended December 31, 1999 was $0.50 per share compared to $0.06 per share for the same period ended December 31, 1998. A significant part of the unprofitability for the most recent fiscal year came as a result of the fraud perpetrated upon the Company by Vision One Technologies (Vision). The Vision acquisition, which closed on June 11, 1999, was rescinded during the reporting period. During the period between the closing of the acquisition and the recission, we significantly increased our infrastructure and overhead. As a consequence of the Vision fraud, we spent $508,000 to Vision and paid approximately $400,000 of additional expenses for the discontinued operations.

     We have filed a civil suit against Vision, its principals, and their attorney, and other related parties. The two principals of Vision have been convicted for the numerous criminal charges associated with the fraud perpetrated upon us. Vision's attorney has been indicted. We have also identified assets of the perpetrators of the fraud and are hopeful of being able to ultimately recover a substantial portion of the losses.

     During the reporting period, we discontinued operations of the program which was a result of the fraud perpetrated by Vision. Part of the discontinued operations involved the dismissal of a staff infrastructure which was acquired by us to originate and process subprime mortgages utilizing the technology infrastructure which was to be provided by Vision. We do not expect to incur any additional losses as a result of the Vision fraud.

     Our primary business function remains mortgage originations. We generate wholesale mortgage originations as Entrust Mortgage and retail originations as Mortgage 2000 and easyQual.com. During the third quarter, we entered into contracts with two major banking companies to market their products to the mortgage brokerage community. These new product lines replace the programs for which Entrust's predecessor company was successful in marketing.

     Our strategy is to deliver into the U.S. mortgage industry an automated underwriting and loan application processing program. The present mortgage industry conducts its business through many manual steps, in an antiquated system prone to mistakes. The pre-approval process by itself requires a 24 to 48 hour turn around on average. Our system will be set up to permit the mortgage customer to process an application much quicker, typically one to three minutes. Currently, the pre-approval and stipulations for a mortgage in the industry typically need one to two days to complete before sending out. The more loan programs offered by the mortgage company, the more complexity sets in, pushing those averages out.

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

     With our planned system, the industry standard would change. Out of ten initial loan applications, we believe three will close in a major positive shift in cost and time. In our proposed system, the loan application is a "smart application." One long, tedious form no longer fits every customer. As the computer asks the broker (or customer) a question, the response determines the next question. Each new question fits the applicant's prior responses in a design to limit questions to what is directly relevant. Broker data input time is thereby reduced.

     By integrating the smart application into an automated underwriting program, our search engine would be able to examine a thousand loan programs, if necessary, to find an exact match for each customer profile without mistakes. Pre-approval and document stipulations are complete in about 6o seconds, not two days.

     With our planned system, management evaluation of a sales person's prospect is eliminated. Back office data entry is also eliminated. Applications that would sit for two days in a back office file disappear as well. There is only one human interface in the underwriting process involving a review of the authenticity of tax returns and the other stipulated documents. With our planned system, the cost of back office personnel would go down, providing margins for employing a higher quality personnel using systems that ensure an efficient document review process. Consequently, everything is speeded up without error.

     Our planned system turns an inexperienced loan officer into a seemingly experienced loan officer, able to provide the customer with definite answers instantaneously without the customary mistakes. With every requirement of the loan process scripted, the customer gets accurate information from the broker who no longer has to constantly call the home office for answers. With our planned system, a loan officer's time is released to sell rather than study dozens of loan programs offered by the firm. The system also removes the insecurity that currently prevails when an inexperience sales person attempts to describe complex loan options. In addition, the current limits on the number of loans a top producer or any producer can manage is dramatically expanded. The confidence that the lender has for the integrity of the underwriting/loan process is enhanced as well.

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

     The sub-prime market representing three-fourths of the total U.S. mortgage origination business provides three to four times the profit margins of the prime market. That is the market in which we seek to create a new standard and by its standard and to establish a new industry leadership.

     Our market roll-out of this new system is expected to target both the wholesale and retail mortgage industry. Bringing our automated system into the small to medium brokerage office currently operating in every rural and urban region of the United States should be the basis of substantial business. Small mortgage brokers dominate this industry.

     Our plan for the U.S. wholesale mortgage industry uses relationships with brokerage office which do require to giving up autonomy, name, ownership or loan programs to participate in our mortgage origination program.

     Upon the funding of its program, which is expected in the second quarter of fiscal year 2000, we intend to begin operating this system to the mortgage industry through industry publications and other media outlets, a web site, an industry newsletter and a team of account executives.

     Liquidity and Capital Resources

     As of December 31, 1999, we had cash or cash equivalents of $64,567, compared to cash or cash equivalents of $79,714 as of December 31, 1998.

     Net cash used by operating activities for us was $2,876,569 for the twelve months ended December 31, 1999, compared to net cash used of $50,004 for the twelve months ended December 31, 1998.

     Cash flows provided by investing activities were $463,555 for the twelve months ended December 31, 1999, compared to $7,050 for the twelve months ended December 31,1998. Most of the funds in 1999 were spent in the Vision fraud.

     Cash flows from financing activities accounted for $3,324,977 for the twelve months ended December 31, 1999, compared to $25,675 for the twelve months ended December 31, 1998. We sold all common shares in 1999.

     Our cash and cash equivalents are not sufficient to meet our business plan objectives, particularly the funding of our mortgage origination program. We plan to raise additional capital through a private placement, by leveraging our assets and utilizing internally generated profits to recover our cash position over the short-term. These funds will be necessary for the funding of our mortgage origination program. Over the long term, we believe that we can recover a substantial portion of the fraud losses. This situation, combined with a profitable operation, should permit us to recover from our present position.

     Other than as disclosed herein, there are no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by us.

     We do not intend to pay dividends in the foreseeable future.

Item 7. Financial Statements.
-----------------------------

                           CENTENNIAL BANC SHARE CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Centennial Banc Share, Corp.
Denver, CO


We have audited the accompanying consolidated balance sheet of Centennial Banc Share Corp. and it's subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Banc Share Corporation and it's subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As shown in the financial statements, the Company incurred a net loss of $1,269,058 for 1999 and $67,566 for 1998. These factors indicate that the company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.



/s/ Michael Johnson & Co., LLC
------------------------------
Michael Johnson & Co., LLC
Denver, CO
March 22, 2000

                         CENTENNIAL BANC SHARE CORPORATION
                             Consolidated Balance Sheet
                        For the Year Ended December 31, 1999

                                                              1999           1998
                                                              ----           ----
ASSETS:

Current assets:
    Cash                                                 $     64,567    $     79,714
    Accounts Receivable                                       404,339            --
    Note Receivable - Note 2                                  279,937            --
    Loans Receivable                                       12,166,187            --
                                                         ------------    ------------

          Total current assets                             12,915,030          79,714

Fixed assets - Note 1
   Computers & Equipment                                      206,578            --
   Furniture & Fixtures                                       255,969          11,416
   Leasehold Improvements                                      12,424            --
                                                         ------------    ------------
       Total fixed assets                                     474,971          11,416
          Less accumulated depreciation                       (50,005)         (2,283)
                                                         ------------    ------------

               Net fixed assets                               424,966           9,133

Other assets:
     Prepaid Expenses                                          41,181           1,102
    Marketable Security                                       148,000            --
    Title Co. Advances                                        112,900            --
    Intangible Assets                                       1,865,641            --
    Deposit                                                    13,028           1,828
                                                         ------------    ------------
                                                            2,180,750           2,930
       Less Amortization                                      (73,689)           --
                                                         ------------    ------------

           Total other assets                               2,107,061           2,930

TOTAL ASSETS                                             $ 15,447,057    $     91,777
                                                         ============    ============

LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable                                     $    151,308    $        342
    Accrued Expenses                                           97,254           1,572
    Note Payable - Note 3                                      94,104          22,500
    Debenture Payable                                         500,000            --
    Warehouse Line Payable                                 11,974,835            --
                                                         ------------    ------------

        Total current liabilities                          12,817,501          24,414

Stockholder's equity:
    Preferred stock, $.0000001 Par Value
    1,000,000 Shares Authorized. None Issued                     --              --

    Common stock, $.0000001 Par Value
    50,000,000 Shares Authorized,  4,554,000 were
    issued and outstanding for 1999 and 1,165,965 were              1               1
    issued and outstanding for1998

    Additional Paid-In Cash                                 3,969,259         138,008
    Retained Earnings (Deficit)                            (1,339,704)        (70,646)
                                                         ------------    ------------

          Total Stockholders' Equity                        2,629,556          67,363

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY:                $ 15,447,057    $     91,777
                                                         ============    ============

     The accompanying notes are an integral part of these financial statements.

                                CENTENNIAL BANC SHARE CORPORATION
                              Consolidated Statement of Operations
                              For the Year Ended December 31, 1999


                                                                       Year           Year
                                      Centennial       Entrust         Ended          Ended
                                      Dec. 31, 99    Dec. 31, 99    Dec. 31, 99    Dec. 31, 98
                                      -----------    -----------    -----------    -----------
REVENUE:
    Loan Origination Fees             $   622,219    $ 2,764,768    $ 3,386,987    $   899,554
    Interest Income                             6          4,415          4,421           --
    Miscellaneous Income                    7,159          1,170          8,329          6,370
                                      -----------    -----------    -----------    -----------

Total Revenue                             629,384      2,770,353      3,399,737        905,924

OPERATING EXPENSES:
    Loan Origination Costs              1,006,254      2,733,760      3,740,014        963,639
    General & Administrative              729,246        199,535        928,781          9,851
                                      -----------    -----------    -----------    -----------

Total Operating Expenses                1,735,500      2,933,295      4,668,795        973,490
                                      -----------    -----------    -----------    -----------

NET DEFICIT                           $(1,106,116)   $  (162,942)   $(1,269,058)   $   (67,566)
                                      ===========    ===========    ===========    ===========

NET LOSS PER COMMON STOCK                                           $     (0.50)   $     (0.06)
                                                                    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                   2,545,716      1,131,496
                                                                    ===========    ===========





           The accompanying notes are an integral part of these financial statements.


                                        CENTENNIAL BANC SHARE CORPORATION
                                               STOCKHOLDER'S EQUITY
                                                 December 31, 1999



                                                    COMMON STOCKS           Additional      Retained         Total
                                                 --------------------        Paid- In       Earnings      Stockholder's
                                                 Shares        Amount         Capital       (Deficit)        Equity
                                                 ------        ------         -------       ---------        ------


Issuance of Stock for Cash & Services           1,147,500    $         1    $   108,510    $      --      $   108,511

Net Deficit 12/31/97                                                                            (3,080)        (3,080)
                                              -----------    -----------    -----------    -----------    -----------

Balance December 31, 1997                       1,147,500              1        108,510         (3,080)       105,431

Feb, 1998 Issuance of Stock for Cash                4,300           --           10,750           --           10,750

May, 1998 Cancelled Stock                          (2,500)          --           (6,250)          --           (6,250)

July, 1998 Issuance of Stock for Cash              16,665           --           24,998                        24,998

Net Deficit 12/31/98                                                               --          (67,566)       (67,566)
                                              -----------    -----------    -----------    -----------    -----------

Balance December 31, 1998                       1,165,965              1        138,008        (70,646)        67,363
                                              -----------    -----------    -----------    -----------    -----------

April and Dec 1999 Issuance for Acquisition     1,700,000           --        2,889,412           --        2,889,412

May, 1999 Forward Split of Shares               1,170,302           --             --             --             --

June, 1999 Issuance for Cash                      173,333           --          520,000           --          520,000

Sept, 1999 Issuance for Cash                      244,400           --          371,839                       371,839

Oct, 1999 Issuance for Services                   100,000           --           50,000                        50,000

Net Deficit 12/31/99                                 --             --             --       (1,269,058)    (1,269,058)
                                              -----------    -----------    -----------    -----------    -----------

Balance December 31, 1999                       4,554,000    $         1    $ 3,969,259    $(1,339,704)   $ 2,629,556
                                              ===========    ===========    ===========    ===========    ===========



                    The accompanying notes are an integral part of these financial statements.


                        CENTENNIAL BANC SHARE CORPORATION
                       Consolidated Statement of Cash Flow
                      For the Year Ended December 31, 1999



                                                         1999           1998
                                                     -----------    -----------

Cash Flows from Operating Activities:

    Net Income (Loss)                                $(1,269,058)   $   (66,823)
    Depreciation and Amortization                        121,411          2,083

Changes in Assets & Liabilities:

    Notes Receivable                                    (279,937)         4,700
    Accounts Receivable                                 (404,339)          --
    Loans Receivable                                    (191,352)
    Deposits                                             (11,202)        23,172
    Accounts Payable                                     150,966          1,102
    Notes Payable                                         71,604           (182)
    Debenture                                            500,000           --
    Intangibles                                       (1,865,641)       (11,882)
    Accrued Expenses                                     300,979         (2,174)
                                                     -----------    -----------

Net Cash Provided by Operating Activities             (2,876,569)       (50,004)

Cash Flows Used for Investing Activities:

    Capital Expenditures                                (463,555)        (7,050)
                                                     -----------    -----------

Net Cash Used for Investing Activities                  (463,555)        (7,050)

Cash Flows from Financing Activities:

    Issuance of Common Stocks                          3,324,977         25,675
                                                     -----------    -----------

Net Cash Provided by Financing                         3,324,977         25,675

Net Increase in Cash & Cash Equivalents                  (15,147)       (31,379)

Cash & Cash Equivalents at Beginning of Period            79,714        111,093
                                                     -----------    -----------

Cash & Cash Equivalents at End of Period             $    64,567    $    79,714
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest                                              14,567          1,479
    Income Taxes                                            --             --
                                                     ===========    ===========
NON-CASH TRANSATIONS
    Common stock issued in exchange for services     $    50,000    $      --
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                December 31, 1999


Note 1 - Organization and Summary of Significant Accounting Policies:
---------------------------------------------------------------------

Organization - Nature of Operations
-----------------------------------

The Company was formed on November 8, 1996, and incorporated under the laws of the State of Colorado. The Company spent several months of preparation and research before beginning formal operations on March 10, 1997. No financial transactions occurred in 1996. The Company is primarily engaged in mortgage banking.

The Company is a Colorado Corporation organized for the purpose of developing and maintaining the business associated with mortgage banking. The Company name has been approved by the State of Colorado division of banking. The Company is an approved banker, which has a correspondent relationship with several large wholesale banks. On April 30, 1999 the Company purchased 100% of Entrust Mortgage, Inc. for Eight Hundred Thousand shares of restricted 144 common stock. Entrust Mortgage, Inc. became a wholly owned subsidiary of Centennial Banc Share Corp. and is included in these consolidated financial statements utilizing the purchase method of accounting.

Entrust Mortgage, Inc. was incorporated under the laws of the State of Colorado on March 4, 1999. The Company originates residential loans in over thirty states and sells them to investors.

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

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                December 31, 1999


Note 1 - Organization and Summary of Significant Accounting Policies (Cont):
----------------------------------------------------------------------------

Capital Stock Transactions
--------------------------

The authorized capital stock of the corporation is 50,000,000 shares of common stock at $.0000001 and 1,000,000 shares of preferred stock at $.0000001 par value. No preferred stock has been issued.

Cash and Cash Equivalents:
--------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of ninety (90) days or less, to be cash equivalents.

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of mortgage notes receivable. The Company grants credit to mortgage borrowers nationwide. Concentrations of credit with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and the fact that the commissions and fees paid to the Company are remitted to the Company within a short period after the closing. As of December 31, 1999, the Company has no significant concentrations of credit risk with regard to these financial instruments.

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

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                December 31, 1999


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

         Furniture and fixtures                  7 years
         Computers & Equipment                   5 years
         Leasehold Improvements                  7 years

Intangible Assets
-----------------

Intangible assets consist of the following at December 31, 1999:

                                            Estimated Useful Life
                                            ---------------------
            Client Contracts      1,200,000       20 years
            Corporate Set-up         65,641        7 years
            Technology Rights       200,000       10 years
            State Approvals         400,000       40 years

Intangible assets represents the excess of acquisition costs over the fair market value of the net assets of acquired business and is being amortized on a straight-line basis over their estimated useful lives ranging from seven to forty years. In accordance with APB 17, "Intangible Assets", the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets.

Revenue Recognition:
--------------------

Premiums, discounts and loan fees on warehouse loans held for sale are recognized in income when the related loans are sold. Premiums, yield spreads and loan fees on other loans are recognized when earned.

Fair value of Financial Instruments
-----------------------------------

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the notes payable are reasonable estimates of fair value as the loans bear interest based on market rates currently available for debt with similar terms.

The fair value estimates presented herein are based on relevant information available to management as of December 31, 1999 and 1998. Management is not aware of any factors that would significantly affect these estimated fair value amounts.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                December 31, 1999


Note 2 - Notes Receivable
-------------------------

Notes receivable as of December 31, 1999 consist of the following:

     Note receivable from EMB Mortgage dated 1/21/98 with an
     interest rate of prime plus 4.25% annually. Payable
     upon demand.                                                    $100,000

     Note receivable from EMB Mortgage dated 3/18/99 with no
     interest rate. Payable upon demand.                               90,491

     Note receivable from Jim Saunders and Scott Sax with an
     interest rate of 10% annually. To mature on 12/31/2000            58,446

     Note receivable from J. Dean Burden dated 5/28/99 with
     no interest rate. Payable upon sale of Mr. Burden's
     stock.                                                            31,000
                                                                     --------

                  Total Notes Receivable                             $279,937
                                                                     ========

Note 3 - Note Payable
---------------------

Notes payable as of December 31, 1999 consist of the following:

     Note payable to Harsh Development dated Aug. 24, 1999.
     With an annual interest rate of 24% with a maturity
     date of Feb. 23, 2000.                                           $50,000

     Note payable to First Bank dated Dec 1, 1998. With an
     annual interest rate of 10.5% with a maturity date of
     Nov. 1, 2000.                                                     13,318

     Note payable to Jim Saunders dated May 28, 1999. No
     interest rate and due upon demand.                                30,786
                                                                      -------
                           Total notes payable                        $94,104
                                                                      =======

Debenture

     In 1999, $500,000 worth of Debentures were sold to one individual. This Debenture is due in May 2000, has an interest rate of ten percent per annum, and is convertible into common shares at $2.00 per share at any time during its term. Either party has the option to extend the due date of the Debenture, as well as its convertibility, for an additional six months past its due date.

Note 4 - Officer's Compensation
-------------------------------

During the organization meeting of the corporation 1,107,500 shares of common stock were issued to the officers and directors of the Company at par value for past service rendered. During the period from January 1 to December 31, 1997 no further compensation was issued to the officers or directors for their contributed services during the preparation and research period.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                December 31, 1999


Note 5 - Impact of Recently Issued Accounting Standards
-------------------------------------------------------

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

Note 6 - Marketable Security
----------------------------

The Company owns 200,000 shares of EMB Corp. common stock; a NASDAQ bulletin board company traded under EMBU. The shares were issued on December 23, 1997, and were subject to Rule 144 of the Securities Act of 1933. The shares are listed at their fair market value, which is the initial cost basis of the security.

Note 7 - Commitments
--------------------

The Company leases its' offices under long-term leases that are accounted for as operating leases. Future minimum rental payments on all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

                           Year Ending      Offices
                           -----------      -------

                           March 12, 2000   $141,994
                           March 12, 2001    108,650
                                            --------
                                            $250,644
                                            ========

Note 8 - Income Taxes
---------------------

Significant components of the Company's deferred tax liabilities and assets are as follows:

        Deferred Tax Liability                             $         0
                                                           ===========
        Deferred Tax Assets
                 Net Operating Loss Carryforwards          $ 1,339,704
                 Book/Tax Differences in Bases of Assets        73,900
                 Less Valuation Allowance                   (1,413,604)
                                                           -----------
        Total Deferred Tax Assets                          $         0
                                                           ===========
        Net Deferred Tax Liability                         $         0
                                                           ===========

As of December 31, 1999, the Company had a net operating loss carryfoward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period, Because the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2010.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                                December 31, 1999


Note 9 - Loans Receivable and Warehouse Line Payable
----------------------------------------------------

Loan receivable represents loans that have been placed for purchase as of December 31, 1999. The Warehouse Line Payable is the amount of money set aside to finance these Loans receivable. These items are offset items.

Note 10 - Subsequent Events
---------------------------

The Company was victimized by a fraud, which caused the Company to significantly increase the Company's infrastructure and overhead for the period of time until the fraud was uncovered. The Company has begun legal proceedings to recover the losses suffered from the fraud. The principal perpetrator of the fraud has been indicted and is in custody by authorities. The estimated loss due to fraud as of December 31, 1999 was $486,000.

On January 15, 2000 the Board of Directors resolved to effect a forward split of its outstanding common shares on the basis of three new shares for each share outstanding as of March 14, 2000. Fractional shares, if any, will be rounded up to the next whole number. The number of shares outstanding, as of March 14, 2000 are 14,262,000 shares of common stock after the three for one split.

Note 11 - Going Concern
-----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operation loss this year. As shown in the financial statements, the Company incurred a net loss of $1,269,058 for 1999 and $67,566 for 1998. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.
----------------------------------------------------------------------

     The Directors and Executive Officers of the Company, their ages and positions held in the Company as of December 31, 1999 are as follows:

NAME                           AGE              POSITION HELD
----                           ---              -------------

Scott J. Sax                   30               President and Director
Patricia W. Saunders           51               Secretary, Treasurer, Director
Richard M. Muller              47               Director

     Our Directors will serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. Scott Sax is the son-in-law of Patricia W. Saunders. Otherwise, there are not any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

     Scott J. Sax
     ------------

     Mr. Sax has been our President and a Director since 1999. He has been involved with us through Entrust Mortgage since 1999 and has also been the President of Entrust Mortgage during this period. From 1997 to 1999, he was Operations Manager of EMB Mortgage Corp., a private mortgage company. From 1993 to 1997, he was an officer of Investment Consultants, Inc., which did business as Equityline Financial Services, Inc. Mr. Sax as a B.S. degree in Management from Georgia Institute of Technology.

     Patricia W. Saunders
     --------------------

     Ms. Saunders has been our Secretary-Treasurer and a Director since 1999. She has been involved with us through Entrust Mortgage since 1999 and has also been the broker compliance manager of Entrust Mortgage during this period. From 1993 to 1999, she was President of Investment Consultants, Inc., which did business as Equityline Financial Services, Inc. From 1987 to 1992, she was President of Administrative and Management Consulting Services, Inc. Ms. Saunders has a B.S. degree in Marketing from the University of Florida.

     Richard M. Muller
     -----------------

     Mr. Muller has been a Director since 1999. From 1999 to the present, he has been the Chief Financial Officer of Isotec, Incorporated, a Colorado security systems company. From 1986 to the present, he has involved in various capacities with Denora Corporation, a private multi-national investment company. Mr. Muller has a B.S. degree in Business Administration from the University of Colorado.

     The Board of Directors has established no committees. Members of the Board of Directors receive no additional compensation for their service on the Board of Directors.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934.
     ---------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of the our Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally,
Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. None of our Officers or Directors made timely filings of their Form 3 in the last fiscal year. All such persons eventually made the filings and have been advised concerning their responsibilities regarding future compliance with these rules.

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the Summary Compensation Table for the Chief Executive Officer and the other compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last three completed fiscal years. Except as indicated in the footnotes to this section, no other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Employee Directors receive no additional compensation for service on the Board of Directors.

                           SUMMARY COMPENSATION TABLE
                         Annual Compensation  Long Term Compensation
                         -------------------  ----------------------
                                              Awards     Payouts
                                              ------     -------

Name                                         Other       Restricted      All
 and                     Salary     Annual   Stock(1)(3)    LTIP        Other
Principal(1)(2)(3)       Compen-    Bonus    Compen-       Award(s)    Options/
------------------       -------    -----    -------       --------    --------
Position        Year      ($)        ($)        ($)
--------        ----     ------     -----    ------
J. Dean         1999     13,080     --       --              --           --
Burden          1998     59,259
President(1)    1997     40,104     --       --              --           --

Scott J.        1999     52,500     --
Sax             1998        -0-
President(2)    1997        -0-     --       --              --           --

Patricia W.     1999     20,769     --       --              --           --
Saunders        1998        -0-
Treasurer(2)    1997        -0-     --       --              --           --


     (1)  Mr. Burden resigned from all offices in 1999.

     (2)  Mr. Sax and Ms. Saunders became officers in 1999.

     We have no compensation committee, retirement, pension, sharing, stock option, insurance or other similar programs but plan to establish such programs in the future, although there are no definitive plans to do so at this time.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The following sets forth the number of shares of our $.0000001 par value common stock beneficially owned by (i) each person who, as of March 14, 2000, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors; and (iii) our Officers and Directors as a group. As of March 14, 2000, there were 14,262,000 common shares issued and outstanding.

Name and Address                Amount and Nature of                 Percent of
of Beneficial Owner             Beneficial Ownership (1)(2)            Class
-------------------             ---------------------------            -----

J. Dean Burden                      3,195,000                          22.4%
6795 E. Tennessee Ave.
Fifth  Floor
Denver, Colorado  80224

Scott J. Sax                        3,150,000(3)                       22.09%
6795 E. Tennessee Ave.
Fifth  Floor
Denver, Colorado  80224

Patricia W. Saunders                3,150,000(4)                       22.09%
6795 E. Tennessee Ave.
Fifth  Floor
Denver, Colorado  80224

Richard M. Muller                        -0-
6795 E. Tennessee Ave.
Fifth  Floor
Denver, Colorado  80224

Officers and Directors              6,300,000                         44.18%
as a Group (3 Persons)

(1)  All ownership is beneficial and of record, unless indicated otherwise.

(2) Beneficial owner listed above has sole voting and investment power with respect to the shares shown, unless otherwise indicated

(3) Includes 3,000,000 shares owned of record. In addition, 150,000 shares are owned in the name of the S&J Trust.

(4) Includes 1,470,000 shares owned of record. In addition, 1,680,000 shares owned in the name of the Investors Trust, for which Ms. Saunders is a beneficial owner.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     We loaned a total of $90,000 to J. Dean Burden, a former officer and director, during fiscal year 1999. We expect to that this amount will be paid by July 5, 2000.

     We loaned a total of $58,446 to Mr. Scott J. Sax, our President, and Mr. Jim Saunders, father-in-law of Mr. Sax and the husband of Patricia Saunders, our Secretary-Treasurer. We expect to that this amount will be paid by December 31, 2000.

     We have a note payable of $30,786 to Mr. Jim Saunders, father-in-law of Mr. Sax and the husband of Patricia Saunders, our Secretary-Treasurer. This note has no interest rate but is payable upon demand.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

     (a) The following financial information is filed as part of this report:

          (1)  Financial Statements
          (2)  Schedules
          (3) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.      Description
-----------      -----------

+  3A            Articles of Incorporation

+  3B            Bylaws

+ Previously Filed.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Centennial Banc Share Corp.


Dated: 4/3/00                           By: /s/ Scott Sax
--------------                          -----------------
                                        Scott Sax
                                        President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: 4/3/00                           By: /s/ Patricia W. Saunders
--------------                          ----------------------------
                                        Patricia W. Saunders
                                        Chief Financial and Accounting Officer
                                        Director


Dated: 4/3/00                           By: /s/ Richard M. Muller
--------------                          -------------------------
                                        Richard M. Muller
                                        Director

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