Form 10QSB
period 2000-03-31
CENTENNIAL BANC SHARE CORP
filed 2000-05-12
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000.

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of Registrant's common stock, par value $.0000001 per share, as of March 31, 2000 were 14,487,000 common shares.

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

     Results of Operations

     The Company continues to be unprofitable, although revenues from operations are significantly higher from the previous year. The Company's mortgage operations themselves are profitable. The unprofitability of the combined companies is as a result of the Company using internally generated funds to develop its Application Service Provider (ASP) and Internet operations. In viewing our financials, remember that we did not acquire Entrust Mortgage until April, 1999. Therefore, Entrust Mortgage is not included in 1999 financial information. For the three months ended March 31, 2000, the Company had revenues of $1,357,436, compared to revenues of $234,648 for the same period ended March 31, 1999. Total expenses for the three months ended March 31, 2000 were $1,462,007, compared to expenses of $252,697 for the same period ended March 31, 1999. The major components of operating expenses are independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

     As a result, the Company had a net loss of $104,571 for the three months ended March 31, 2000, compared to $14,528 for the same period ended March 31, 1999. The net loss per share for the three months ended March 31, 2000 was $0.02, compared to a net loss of $0.01 for the same period ended March 31, 1999.

     During the reporting period, the Company significantly increased its loan origination staff and mortgage infrastructure to handle the increased business. Additionally, the Company began development of its Internet application service provider. The Company increased mortgage originations significantly from the previous year. The Company generated wholesale mortgage originations as Entrust Mortgage and retail originations as Mortgage 2000.

     The Company entered into a contract with a major financial institution to offer unsecured lines of credit to consumers with marginal credit scores and for loan amounts up to $50,000. This loan features thirty minute approval and immediate funding. The loan is offered online through the Company's easyQual.com web page or by phone in which calls come into an easyQual.com toll free number, but the calls are handled by the Company's partner call center at no cost to the Company.

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

     By integrating the smart application into an automated underwriting program, the Company's search engine would be able to examine a thousand loan programs, if necessary, to find an exact match for each customer profile without mistakes. Pre-approval and document stipulations are complete in about 60 seconds, not two days.

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

     The Company has begun development of Focvs Technologies, which is to be its ASP company. Focvs will provide full service software application service to select vertical markets. The first two selected marketes are the mortgage brokerage community and small financial planners.

     The Company's ASP will provide contractual services, offering to display, host, manage, and lease access to software applications from a centrally managed Network Operations Center to select vertical markets. The Company's ASP is anticipated to minimize the cost of ownership, to provide total mobility, to eliminate the cost of retaining skilled IT staff, and to provide instantaneous scalability. The ASP market has been touted by many Internet experts as the next major Internet expansion area. Focvs' initial clients are expected to come from the Entrust Mortgage broker client base and from other affinity relationships of the Company. Focvs has already negotiated ASP pricing models with most of its required software providers and expects to offer its customers software usage at a much lower cost than current competitive pricing structures. Focvs expects to begin generating revenues during the third fiscal quarter of the year.

     Liquidity and Capital Resources

     As of the end of the reporting period, the Company had cash or cash equivalents of $538,635, compared to $13,145 for the previous year.

     Net cash provide by operating activities of the Company was $137,714 for the three months ended March 31, 2000, compared to net cash used of $104,775 for the three months ended March 31, 1999.

     Cash flows used for investing activities provided $162,224 for the three months ended March 31, 2000, compared to $5,720 for the three months ended March 31, 1999.

     Cash flows from financing activities accounted for $550,000 for the three months ended March 31, 2000, compared to $12,547 for the three months ended March 31, 1999.

     The Company's cash and cash equivalents are not sufficient to meet its comprehensive business plan. The Company does have sufficient cash and cash equivalents to meet its mortgage company requirements. The Company plans to raise additional capital through a private placement to fund the completion of its ASP project. During the reporting period, the Company raised no funds.

     Other than as disclosed herein, there are no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by the Company.

     The Company does not intend to pay dividends in the foreseeable future.

     Year 2000 Compliance

     The Company 's IT systems and non-IT systems requiring Year 2000 modification have been completed. In addition, the Company does not foresee a need to deal with the possibility that some suppliers or vendors might fail to provide goods and services on a timely basis as a result of Year 2000 problems.


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


ITEM 2. Changes in Securities and Use of Proceeds.

     The Company made a three-for-one forward split of its common shares which was approved by its Board of Directors in January, 2000 and effective as of March 14, 2000.

ITEM 3. Defaults upon Senior Securities. None.
ITEM 4. Submission of Matters to a Vote of Security Holders. None
ITEM 5. Other Information. None.
ITEM 6. Exhibits and Reports on Form 8-K.

     Exhibit No. 27.1 - Financial Data Schedule

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



Dated: 5/12/00                            By: /s/ Patricia W. Saunders
--------------                            ----------------------------
                                          Patricia W. Saunders
                                          Chief Financial and Accounting Officer
                                          Director


                            CENTENNIAL BANC SHARE CORPORATION
                                Consolidated Balance Sheet
                        For the Three Months Ended March 31, 2000
                                       (Unaudited)
                                                             Three Months       Three Months
                                                                 Ended              Ended
                                                            March 31, 2000     March 31, 1999
                                                            --------------     --------------
ASSETS:
-------
Current assets:
    Cash                                                      $   538,635        $    13,145
    Accounts Receivable                                           156,009               --
    Note Receivable - Note 2                                      279,958               --
    FNET 2000                                                         100               --
    Loans Receivable                                            3,764,902               --
                                                              -----------        -----------

          Total current assets                                  4,739,604             13,145

Fixed assets - Note 1
   Computers & Equipment                                          301,394               --
   Furniture & Fixtures                                           167,795             23,862
   Leasehold Improvements                                          12,424               --
                                                              -----------        -----------
       Total fixed assets                                         481,613             23,862
          Less accumulated depreciation                           (65,898)            (2,283)
                                                              -----------        -----------

               Net fixed assets                                   415,715             21,579

Other assets:
    Prepaid Expenses                                              152,076               --
    Marketable Security                                           148,000               --
    Title Co. Advances                                             34,550               --
    Intangible Assets                                           1,865,641               --
    Deposit                                                        12,928              1,828
                                                              -----------        -----------
                                                                2,213,195              1,828
       Less Amortization                                         (101,619)              --
                                                              -----------        -----------

           Total other assets                                   2,111,576              1,828

TOTAL ASSETS                                                  $ 7,266,895        $    36,552
                                                              ===========        ===========


                            CENTENNIAL BANC SHARE CORPORATION
                                Consolidated Balance Sheet
                        For the Three Months Ended March 31, 2000
                                       (Unaudited)
                                       (Continued)


LIABILITIES AND EQUITY
----------------------

Current liabilities:
    Accounts payable                                          $   108,532        $      --
    Accrued Expenses                                               64,425              1,271
    Loans Payable                                                  40,745               --
    Impounds                                                       12,044               --
    Note Payable - Note 3                                          50,000               --
    Debenture Payable                                             500,000               --
    Warehouse Line Payable                                      3,416,164               --
                                                              -----------        -----------

        Total current liabilities                               4,191,910              1,271

Stockholder's equity:
    Preferred stock, $.0000001 Par Value
    1,000,000 Shares Authorized. None Issued                         --                 --

    Common stock, $.0000001 Par Value
    50,000,000 Shares Authorized,  14,487,000 were
    issued and outstanding for 2000 and 1,165,965 were                  1                  1
    issued and outstanding for1999

    Additional Paid-In Cash                                     4,519,259            123,057
    Retained Earnings (Deficit)                                (1,444,275)           (87,777)
                                                              -----------        -----------

          Total Stockholders' Equity                            3,074,985             35,281

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY:                     $ 7,266,895        $    36,552
                                                              ===========        ===========

        The accompanying notes are an integral part of these financial statements.


                        CENTENNIAL BANC SHARE CORPORATION
                      Consolidated Statement of Operations
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)


                                                 Three Months      Three Months
                                                     Ended             Ended
                                                  Mar. 31, 00       Mar. 31, 99
                                                  -----------       -----------
REVENUE:
    Loan Origination Fees                         $ 1,354,068       $   234,648
    Interest Income                                     1,230               401
    Miscellaneous Income                                2,138             3,120
                                                  -----------       -----------

Total Revenue                                       1,357,436           238,169

OPERATING EXPENSES:
    Loan Origination Costs                          1,339,504           211,322
    General & Administrative                          122,503            41,375
                                                  -----------       -----------

Total Operating Expenses                            1,462,007           252,697
                                                  -----------       -----------

NET DEFICIT                                       $  (104,571)      $   (14,528)
                                                  ===========       ===========

NET LOSS PER COMMON STOCK                         $     (0.02)      $     (0.01)
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 4,554,000         1,112,625
                                                  ===========       ===========






   The accompanying notes are an integral part of these financial statements.


                                        CENTENNIAL BANC SHARE CORPORATION
                                              STOCKHOLDER'S EQUITY
                                                 March 31, 2000
                                                   (Unaudited)



                                                    COMMON STOCKS            Additional     Retained         Total
                                                 ---------------------        Paid- In      Earnings      Stockholder's
                                                 Shares         Amount        Capital       (Deficit)        Equity
                                                 ------         ------        -------       ---------        ------

Issuance of Stock for Cash & Services           1,147,500    $         1    $   108,510    $      --      $   108,511

Net Deficit 12/31/97                                                                            (3,080)        (3,080)
                                              -----------    -----------    -----------    -----------    -----------

Balance December 31, 1997                       1,147,500              1        108,510         (3,080)       105,431

Issuance of Stock for Cash                          4,300           --           10,750           --           10,750

Cancelled Stock                                    (2,500)          --           (6,250)          --           (6,250)

Issuance of Stock for Cash                         16,665           --           24,998                        24,998

Net Deficit 12/31/98                                                               --          (67,566)       (67,566)
                                              -----------    -----------    -----------    -----------    -----------

Balance December 31, 1998                       1,165,965              1        138,008        (70,646)        67,363
                                              -----------    -----------    -----------    -----------    -----------

April and Dec 1999 Issuance for Acquisition     1,700,000           --        2,889,412           --        2,889,412

Forward Split of Shares                         1,170,302           --             --             --             --

Issuance for Cash                                 173,333           --          520,000           --          520,000

Issuance for Cash                                 244,400           --          371,839                       371,839

Issuance for Services                             100,000           --           50,000                        50,000

Net Deficit 12/31/99                                 --             --             --       (1,269,058)    (1,269,058)
                                              -----------    -----------    -----------    -----------    -----------

Balance December 31, 1999                       4,554,000              1      3,969,259     (1,339,704)     2,629,556
                                              -----------    -----------    -----------    -----------    -----------

Issuance of Stock for Services                    200,000                       100,000                       100,000

Forward Split of Shares                         9,508,000           --             --             --             --

Issuance of Stock for Cash                        225,000           --          450,000           --          450,000

Net Defict 3/31/2000                                 --             --             --         (104,571)      (104,571)
                                              -----------    -----------    -----------    -----------    -----------

Balance March 31, 2000                         14,487,000    $         1    $ 4,519,259    $(1,444,275)   $ 3,074,985
                                              ===========    ===========    ===========    ===========    ===========



                   The accompanying notes are an integral part of these financial statements.


                        CENTENNIAL BANC SHARE CORPORATION
                       Consolidated Statement of Cash Flow
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                  March 31, 2000  March 31, 1999
                                                  --------------  --------------

Cash Flows from Operating Activities:

    Net Income (Loss)                               $(104,571)      $ (14,528)
    Depreciation and Amortization                      63,615           2,283

Changes in Assets & Liabilities:

    Notes Receivable                                 (279,958)          4,700
    Loans Receivable                                  (48,738)
    Accounts Receivable                              (156,009)           --
    Certificate of Deposits                              --           (65,000)
    Deposits                                          (11,100)           --
    Accounts Payable                                  108,532          (2,508)
    Notes Payable                                      62,044         (35,007)
    Loans Payable                                      40,745            --
    Debenture                                         500,000            --
    Accrued Expenses                                   63,154           5,285
                                                    ---------       ---------

Net Cash Provided by Operating Activities             237,714        (104,775)

Cash Flows Used for Investing Activities:

    Capital Expenditures                             (162,224)         (5,720)
                                                    ---------       ---------

Net Cash Used for Investing Activities               (162,224)         (5,720)

Cash Flows from Financing Activities:

    Issuance of Common Stocks                         450,000          12,547
                                                    ---------       ---------

Net Cash Provided by Financing                        450,000          12,547

Net Increase in Cash & Cash Equivalents               525,490         (97,948)

Cash & Cash Equivalents at Beginning of Period         13,145         111,093
                                                    ---------       ---------

Cash & Cash Equivalents at End of Period            $ 538,635       $  13,145
                                                    =========       =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest                                           10,754           1,479
    Income Taxes                                         --              --
                                                    =========       =========
NON-CASH TRANSATIONS
    Common stock issued in exchange for services    $ 100,000       $    --
                                                    =========       =========


   The accompanying notes are an integral part of these financial statements.

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)


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

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)


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

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of mortgage notes receivable. The Company grants credit to mortgage borrowers nationwide. Concentrations of credit with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and the fact that the commissions and fees paid to the Company are remitted to the Company within a short period after the closing. As of March 31, 2000, the Company has one account with $376,405, which could have a significant concentration of credit risk with regard to this financial instrument.

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

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)


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

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)


Note 2 - Notes Receivable
-------------------------

Notes receivable as of December 31, 1999 consist of the following:

    Note receivable from EMB Mortgage dated 1/21/98 with an
    interest rate of prime plus 4.25% annually. Payable upon demand.   $100,000

    Note receivable from EMB Mortgage dated 3/18/99 with no
    interest rate. Payable upon demand.                                  90,512

    Note receivable from Jim Saunders and Scott Sax with an
    interest rate of 10% annually. To mature on 12/31/2000               58,446

    Note receivable from J. Dean Burden dated 5/28/99 with no
    interest rate. Payable upon sale of Mr. Burden's stock.              31,000
                                                                       --------

             Total Notes Receivable                                    $279,958
                                                                       ========


Note 3 - Note Payable
---------------------

Notes payable as of March 31, 2000 consist of the following:

    Note payable to Jim Saunders dated May 28, 1999. No interest
    rate and due upon demand.                                         $  36,682

    Note payable to First Bank dated Dec. 1, 1998. With an annual
    interest rate of 10.5% with a maturity date of Nov. 1, 2000.         13,318
                                                                      ---------
                      Total notes payable                             $  50,000
                                                                      =========


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

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)


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
                                                 ---------
                                                 $ 250,644
                                                 =========

Note 8 - Income Taxes
---------------------

Significant components of the Company's deferred tax liabilities and assets are as follows:

        Deferred Tax Liability                             $         0
                                                           ===========
        Deferred Tax Assets
                 Net Operating Loss Carryforwards          $ 1,444,275
                 Book/Tax Differences in Bases of Assets       167,517
                 Less Valuation Allowance                   (1,611,792)
                                                           -----------
        Total Deferred Tax Assets                          $         0
                                                           ===========
        Net Deferred Tax Liability                         $         0
                                                           ===========

                           CENTENNIAL BANC SHARE CORP.
                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)


Note 8 - Income Taxes (Cont)
----------------------------

As of March 31, 2000, the Company had a net operating loss carryfoward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period, Because the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2010.


Note 9 - Loans Receivable and Warehouse Line Payable
----------------------------------------------------

Loan receivable represents loans that have been placed for purchase as of March 31, 2000. The Warehouse Line Payable is the amount of money set aside to finance these Loans receivable. These items are offset items.


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