Form 10QSB
period 2000-06-30
EASY QUAL COM
filed 2000-08-21
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2000.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to  ____________

                           Commission File No.0-23965

                               easyQual.com, Inc.
                               ------------------
                  formerly known as Centennial Banc Share Corp.
             (Exact name of Registrant as specified in its charter)


      Colorado                                               84-1374481
   --------------                                     -----------------------
   (State or other                                   (IRS Employer File Number)
   jurisdiction of
    incorporation)


   6795 E. Tennessee Ave., 5th Floor                            80224
   ---------------------------------------                   -----------
  (Address of principal executive offices)                   (zip code)


                                 (303) 840-2000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

The number of shares outstanding of Registrant's common stock, par value $.0000001 per share, as of June 30, 2000 were 15,994,941 common shares.

                         PART 1 - FINANCIAL INFORMATION

 ITEM I.          Financial Statements





          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
EasyQual.Com.Inc.
Denver, CO

We have reviewed the accompanying consolidated balance sheet of EasyQual.Com.Inc. and subsidiaries as of June 30, 2000 and the related consolidated statement of income and cash flow for the six-months ended June 30, 2000, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as December 31, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In report dated March 22, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, CO
August 9, 2000

                                    Easy.Com.Inc
                              Consolidated Balance Sheet
                                     June 30, 2000
                                      (Unaudited)
                                                           Six Months         Year
                                                              Ended          Ended
                                                          June 30, 2000   Dec. 31, 1999
                                                          -------------   -------------
ASSETS:
Current assets:
    Cash                                                  $    278,930    $     64,714
    Accounts Receivable                                        353,504         404,339
    Note Receivable - Note 2                                   283,482         279,937
    Loan Receivables                                           159,597         159,597
    Loans Receivable - Warehouse                             8,453,098      12,006,590
                                                          ------------    ------------
          Total current assets                               9,528,611      12,915,177

Fixed assets - Note 1
   Computers & Equipment                                       225,070         206,578
   Furniture & Fixtures                                        261,769         255,969
   Leasehold Improvements                                        4,096          12,424
                                                          ------------    ------------
       Total fixed assets                                      490,935         474,971
          Less accumulated depreciation                        (90,042)        (50,005)
                                                          ------------    ------------
               Net fixed assets                                400,893         424,966

Other assets:
    Prepaid Expenses                                           147,218          41,181
    Marketable Security                                        148,000         148,000
    Title Co. Advances                                         200,169         112,900
    Intangible Assets                                        1,878,065       1,865,641
    Deposit                                                     13,595          13,028
                                                          ------------    ------------
                                                             2,387,047       2,180,750
       Less Amortization                                      (129,548)        (73,689)
                                                          ------------    ------------

           Total other assets                                2,257,499       2,107,061

TOTAL ASSETS                                              $ 12,187,003    $ 15,447,204
                                                          ============    ============
LIABILITIES AND EQUITY
Current liabilities:
    Accounts payable                                      $     90,254    $    151,308
    Accrued Expenses                                            30,499          97,254
    Loans Payable - First Payable                                6,805            --
    Impounds                                                    14,705            --
    Loan Payables                                              117,880            --
    Notes Payable                                               45,130          94,104
    Debenture Payable                                          350,000         500,000
    Warehouse Line Payable                                   8,429,521      11,974,835
                                                          ------------    ------------
        Total current liabilities                            9,084,794      12,817,501

Stockholder's equity:
    Preferred stock, $.0000001 Par Value
    1,000,000 Shares Authorized. None Issued                      --              --

    Common stock, $.0000001 Par Value
    50,000,000 Shares Authorized,  15,994,941 were
    issued and outstanding for 2000 and 3,397,983 were               1               1
    issued and outstanding for1999

    Additional Paid-In Cash                                  4,851,059       3,969,259
    Retained Earnings (Deficit)                             (1,748,851)     (1,339,704)
                                                          ------------    ------------
          Total Stockholders' Equity                         3,102,209       2,629,556

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY:                 $ 12,187,003    $ 15,447,057
                                                          ============    ============

       The accompanying note are an intergral part of these financial statements

                               EasyQual.Com.Inc.
                      Consolidated Statement of Operations
                     For the Six-Months Ended June 30, 2000
                                  (Unaudited)


                                                Six Months     Six Months
                                                  Ended           Ended
                                               June 30, 00     June 30, 99
                                               ------------    ------------
REVENUE:
    Loan Origination Fees                      $  2,712,576    $  1,165,866
    Miscellaneous Income                              1,166          14,000
                                               ------------    ------------

Total Revenue                                     2,713,742       1,179,866

OPERATING EXPENSES:
    Loan Origination Costs                        2,713,924       1,323,934
    General & Administrative                        408,965          79,729
                                               ------------    ------------

Total Operating Expenses                          3,122,889       1,403,663
                                               ------------    ------------

NET DEFICIT                                    $   (409,147)   $   (223,797)
                                               ============    ============

NET LOSS PER COMMON STOCK                      $      (0.03)   $      (0.01)
                                               ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING              14,188,324       2,062,522
                                               ============    ============


    The accompanying note are an intergral part of these financial statements

                                                      EasyQual.Com.Inc.
                                                     STOCKHOLDERS EQUITY
                                                         June 30, 2000
                                                          (Unaudited)




                                                                             Additional       Retained         Total
                                                        COMMON STOCKS        Paid- In         Earnings      Stockholder's
                                                  Shares        Amount        Capital         (Deficit)        Equity
                                                  ------        ------        -------         ---------        ------



Issuance of Stock for Cash & Services           6,953,406    $         1    $   108,510      $     --       $   108,511

Net Deficit 12/31/97                                                                              (3,080)        (3,080)
                                              -----------    -----------    -----------      -----------    -----------
Balance December 31, 1997                       6,953,406              1        108,510           (3,080)       105,431

Issuance of Stock for Cash                         12,900           --           10,750             --           10,750

Cancelled Stock                                    (7,500)          --           (6,250)            --           (6,250)

Issuance of Stock for Cash                         49,995           --           24,998                          24,998

Net Deficit 12/31/98                                 --                                          (67,566)       (67,566)
                                              -----------    -----------    -----------      -----------    -----------
Balance December 31, 1998                       7,008,801              1        138,008          (70,646)        67,363
                                              -----------    -----------    -----------      -----------    -----------
April and Dec 1999 Issuance for Acquisition     5,100,000           --        2,889,412             --        2,889,412

Issuance for Cash                                 519,999           --          520,000             --          520,000

Issuance for Cash                                 733,200           --          371,839                         371,839

Issuance for Services                             300,000           --           50,000                          50,000

Net Deficit 12/31/99                                 --             --                        (1,269,058)    (1,269,058)
                                              -----------    -----------    -----------      -----------    -----------
Balance December 31, 1999                      13,662,000              1      3,969,259       (1,339,704)     2,629,556
                                              -----------    -----------    -----------      -----------    -----------
Issuance of Stock for Services                    600,000                       100,000                         100,000

Issuance of Stock for Cash                        225,000           --          450,000             --          450,000

Issuance of Stock for Services                     40,000           --            6,800             --            6,800

Issuance to Repay Debenture                        74,996           --           50,000             --           50,000

Issuance to Repay Debenture                       867,945           --           75,000             --           75,000

Issuance to Repay Debenture                       225,000           --          150,000             --          150,000

Issuance of Stock for Cash                        300,000           --           50,000             --           50,000

Net Defict 6/30/2000                                 --             --                          (409,147       (409,147)
                                              -----------    -----------    -----------      -----------    -----------
Balance June 30, 2000                          15,994,941    $         1     $4,851,059      $(1,748,851)   $ 3,102,209
                                              ===========    -----------    ===========      ===========    ===========

                        The accompanying note are an intergral part of these financial statements

                               EasyQual.Com.Inc.
                      Consolidated Statement of Cash Flow
                     For the Six-Months Ended June 30, 2000
                                  (Unaudited)




                                                     Six Months     Six Months
                                                        Ended          Ended
                                                    June 30, 2000  June 30, 1999
                                                     -----------    -----------

Cash Flows from Operating Activities:

    Net Income (Loss)                                $  (409,147)   $  (233,924)
    Depreciation and Amortization                         52,073         18,945

Changes in Assets & Liabilities:

    Notes Receivable                                    (283,482)     2,698,065
    Loans Receivable                                      (2,209)          --
    Deposits                                                (532)        52,622
    Accounts Payable                                      31,602         55,173
    Notes Payable                                       (325,811)    (2,971,539)
    Intangibles                                           (9,463)    (1,868,602)
    Debenture Payable                                   (150,000)       500,000
    Accrued Expenses                                        --          (77,302)
                                                     -----------    -----------

Net Cash Provided by Operating Activities             (1,096,969)    (1,826,562)

Cash Flows Used for Investing Activities:

    Capital Expenditures                                 (44,536)      (367,291)
                                                     -----------    -----------

Net Cash Used for Investing Activities                   (44,536)      (367,291)

Cash Flows from Financing Activities:

    Issuance of Common Stocks                            881,800      2,914,410
                                                     -----------    -----------

Net Cash Provided by Financing                           881,800      2,914,410

Net Increase in Cash & Cash Equivalents                 (259,705)       720,557

Cash & Cash Equivalents at Beginning of Period           538,635         11,598
                                                     -----------    -----------

Cash & Cash Equivalents at End of Period             $   278,930    $   732,155
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest                                              67,201         69,516
    Income Taxes                                            --             --
                                                     ===========    ===========
NON-CASH TRANSATIONS
    Common stock issued in exchange for services     $      --      $      --
                                                     ===========    ===========

   The accompanying note are an intergral part of these financial statements

                                EASYQUAL.COM.INC.
                          Notes to Financial Statements
                     For the Six-Months Ended June 30, 2000
                                   (Unaudited)



Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization - Nature of Operations
-----------------------------------

The Company was formed on November 8, 1996, and incorporated under the laws of the State of Colorado. The Company spent several months of preparation and research before beginning formal operations on March 10, 1997. No financial transactions occurred in 1996. The Company is primarily engaged in mortgage banking . The Company official changed it's name to EasyQual.Com.In.c on June 20, 2000.

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

                                EASYQUAL.COM.INC.
                          Notes to Financial Statements
                     For the Six-Months Ended June 30, 2000
                                   (Unaudited)



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

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of ninety (90) days or less, to be cash equivalents.

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of mortgage notes receivable. The Company grants credit to mortgage borrowers nationwide. Concentrations of credit with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and the fact that the commissions and fees paid to the Company are remitted to the Company within a short period after the closing. As of June 30, 2000, the Company has one account with $154,210, which could have a significant concentration of credit risk with regard to this financial instrument.

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

                                EASYQUAL.COM.INC.
                          Notes to Financial Statements
                     For the Six-Months Ended June 30, 2000
                                   (Unaudited)


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

                                EASYQUAL.COM.INC.
                          Notes to Financial Statements
                     For the Six-Months Ended June 30, 2000
                                   (Unaudited)



Note 2 - Notes Receivable
         ----------------

Notes receivable as of June 30, 2000 consist of the following:

         Note receivable from EMB Mortgage dated 1/21/98 with an
         interest rate of prime plus 4.25% annually.  Payable upon demand          $100,000

         Note receivable from EMB Mortgage dated 3/18/99 with no
         interest rate.  Payable upon demand.                                        90,512

         Note receivable from Jim Saunders and Scott Sax with an
         interest rate of 10% annually. To mature on 12/31/2000                      58,446

         Note receivable from J. Dean Burden dated 5/28/99 with no
         interest rate.  Payable upon sale of Mr. Burden's stock.                    34,524

                  Total Notes Receivable                                           $283,482
                                                                                   ========

Note 3 - Note Payable
         ------------

Notes payable as of June 30, 2000 consist of the following:

         Note payable to Jim Saunders dated May 28, 1999.  No interest
         rate and due upon demand.                                                $  36,682

         Note payable to First Bank dated Dec. 1, 1998.  With an annual
         interest rate of 10.5% with a maturity date of Nov. 1, 2000.                 8,448

                           Total notes payable                                    $  45,130
                                                                                  =========


Debenture
In 1999, $500,000 worth of Debentures were sold to one individual. This Debenture is due in May 2000, has an interest rate of ten percent per annum, and is convertible into common shares at $2.00 per share at any time during its term. The due date of the Debenture, has been extended as well as its convertibility, for an additional six months. On June 20, 2000 $50,000 of the debenture was converted to 74,996 shares of stock. On June 7, 2000 $100,000 of the debenture was converted to 225,000, this transaction also included $50,000 of interest on the debenture.

Note 4 - Officer's Compensation
         ----------------------

During the organization meeting of the corporation 1,107,500 shares of common stock were issued to the officers and directors of the Company at par value for past service rendered. During the period from January 1 to December 31, 1997 no further compensation was issued to the officers or directors for their contributed services during the preparation and research period.

                                EASYQUAL.COM.INC.
                          Notes to Financial Statements
                     For the Six-Months Ended June 30, 2000
                                   (Unaudited)



Note 5 - Impact of Recently Issued Accounting Standards
         ----------------------------------------------

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

 Note 6 - Marketable Security
          -------------------

The Company owns 200,000 shares of EMB Corp. common stock; a NASDAQ bulletin board company traded under EMBU. The shares were issued on December 23, 1997, and were subject to Rule 144 of the Securities Act of 1933. The shares are listed at their fair market value, which is the initial cost basis of the security.

Note 7 - Commitments
         -----------

The Company leases its' offices under long-term leases that are accounted for as operating leases. Future minimum rental payments on all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

                                    Year Ending                   Offices

                                    March 12, 2000              $ 141,994
                                    March 12, 2001                108,650
                                                                ---------
                                                                $ 250,644

Note 8 - Income Taxes
         ------------

Significant components of the Company's deferred tax liabilities and assets are as follows:

         Deferred Tax Liability                               $         0
                                                              ===========
         Deferred Tax Assets
                  Net Operating Loss Carryforwards            $ 1,748,851
                  Book/Tax Differences in Bases of Assets         219,590
                  Less Valuation Allowance                     (1,968,441)
                                                              -----------
         Total Deferred Tax Assets                            $         0
                                                              ===========
         Net Deferred Tax Liability                           $         0
                                                              ===========

                                EASYQUAL.COM.INC.
                          Notes to Financial Statements
                     For the Six-Months Ended June 30, 2000
                                   (Unaudited)



Note 8 - Income Taxes (Cont)
         -------------------

As of June 30, 2000, the Company had a net operating loss carryfoward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period, Because the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2010.



Note 9 - Loans Receivable and Warehouse Line Payable
         -------------------------------------------

Loan receivable represents loans that have been placed for purchase as of June 30, 2000. The Warehouse Line Payable is the amount of money set aside to finance these Loans receivable. These items are offset items.


Note 10 - Subsequent Events
          -----------------

In the summer of 1999, the Company was victimized by a fraud, which caused the Company to significantly increase the Company's infrastructure and overhead for the period of time until the fraud was uncovered. The Company has begun legal proceedings to recover the losses suffered from the fraud. The principal perpetrators of the fraud have been convicted and are in prison.

ITEM 2.          Managements Discussion and Analysis of Financial Condition
                  and Results of Operations.

         Forward-Looking Statements

         The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications; delays in our introduction of new products or services; and failure by us to keep pace with emerging technologies.

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

         Results of Operations

         For the six months ended June 30, 2000, we had revenues of $2,713,742 compared to revenues of $1,179,666 for the same period ended June 30, 1999. Total operating expenses for the six months ended June 30, 2000 were $3,122,889, compared to expenses of $1,403,663 for the same period ended June 30, 1999. Our major components of operating expenses are independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

         As a result, we had a net loss of $409,147, or a loss of $0.03 per share, for the six months ended June 30, 2000, compared to $223,797, or a loss of $0,01 per share, for the same period ended June 30, 1999.

         During the reporting period, we continued to increase our loan origination staff and mortgage infrastructure to handle the increased business. Additionally, we have continued development of our Internet application service provider. Our increased revenues are tied directly to significantly greater mortgage originations from the previous year. We generate wholesale mortgage originations as Entrust Mortgage and retail originations as Mortgage 2000.

         During the reporting period, we entered into a contract with a major financial institution to offer unsecured lines of credit to consumers with marginal credit scores and for loan amounts up to $50,000. This loan features thirty minute approval and immediate funding. The loan is offered online through our easyQual.com web page or by phone in which calls come into an easyQual.com toll free number, but the calls are handled by our partner call center at no cost to the Company.

         Also, during the reporting period, we entered into a contract with eBoats.com, Inc., to finance boat loans.

         Our basic strategy remains to develop a program to deliver into the U.S. mortgage industry automated underwriting and loan application processing. The present mortgage industry conducts its business through many manual steps, in an antiquated system prone to mistakes. Our planned system will be set up to permit the mortgage customer to process an application much quicker, typically one to three minutes. Currently, the pre-approval and stipulations for a mortgage in the industry typically need one to two days to complete before sending out. The more loan programs offered by the mortgage company, the more complexity sets in, pushing those averages out.

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

         With our planned system, the industry standard would change. Out of ten initial loan applications, we believe three will close in a major positive shift in cost and time. In our planned system, the loan application is a "smart application." One long, tedious form no longer fits every customer. As the computer asks the broker (or customer) a question, the response determines the next question. Each new question fits the applicant's prior responses in a design to limit questions to what is directly relevant. Broker data input time is thereby reduced.

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

         The sub-prime market representing three-fourths of the total U.S. mortgage origination business provides three to four times the profit margins of the prime market. That is the market in which we are seeking to create a new standard and, by this standard, and to establish a new industry leadership.

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

         With the completion of the development of this program, which we expect to occur in the fourth quarter of our current fiscal year, we intend to begin providing this system to the mortgage industry through industry publications and other media outlets, a web site, an industry newsletter and a team of account executives.

         We also continue development of Focvs Technologies, which is to be our ASP company subsidiary. Focvs is being created to provide full service software application service to select vertical markets. The first two selected markets are planned to be the mortgage brokerage community and small financial planners.

         Our ASP will provide contractual services, offering to display, host, manage, and lease access to software applications from a centrally managed Network Operations Center to select vertical markets. Our ASP is anticipated to minimize the cost of ownership, to provide total mobility, to eliminate the cost of retaining skilled IT staff, and to provide instantaneous scalability. The ASP market has been touted by many Internet experts as the next major Internet expansion area. Focvs' initial clients are expected to come from the Entrust Mortgage broker client base and from other affinity relationships which we have. Focvs has already negotiated ASP pricing models with most of its required software providers and expects to offer its customers software usage at a much lower cost than current competitive pricing structures. We expect Focvs to begin generating revenues during the third fiscal quarter of our current fiscal year.

         A portion of current unprofitability came as a result of the effects of the fraud perpetrated upon us by Vision One Technologies (Vision). As we previously reported, the Vision fraud cost us $508,000 in payments to Vision and approximately $400,000 of additional expenses for the discontinued operations. We filed a civil suit against Vision, its principals, and their attorney. The principals of Vision have been convicted of the numerous charges associated with the fraud perpetrated upon us. We identified assets of the perpetrators of the fraud and remain hopeful of being able to ultimately recover a substantial portion of the losses, although we have not recovered any losses as yet.

         Liquidity and Capital Resources

         As of the end of the reporting period, we had cash or cash equivalents of $276,930.

     Net cash provide by our operating activities was ($1,096,969) for the six months ended June 30, 2000, compared to ($1,826,562) for the six months ended June 30, 1999.

     Cash flows used for our investing activities provided ($44,536) for the six months ended June 30, 2000, compared to ($367,291) for the six months ended June 30, 1999.

         Cash flows from our financing activities accounted for $881,800 for the six months ended June 30, 2000, compared to $2,914,410 for the six months ended June 30, 1999.

         Our current cash and cash equivalents are not sufficient to completely meet our business plan objectives, particularly the funding of our mortgage origination program. We plan to raise additional capital through a private placement, by leveraging our assets and utilizing internally generated profits to recover our cash position over the short-term. These funds will be necessary for the funding of our mortgage origination program. Over the long term, we remain convinced that we can recover a substantial portion of the fraud losses. We believe that we can achieve profitability before the end of the current fiscal year.

         During the reporting period, we issued common shares for cash and services and for the conversion of debentures. We converted approximately $150,000 in debentures to common shares at a price of $2.00 per share. Other than as disclosed herein, there are no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by us.

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


         State of Readiness

         We believe that we have identified all significant IT systems and non-IT systems that require modification in connection with Year 2000 issues. Internal and external resources have been used and are continuing to be used, to make the required modifications and test Year 2000 readiness. The required modifications and testing of all significant systems have been completed

         In addition, we have been communicating with customers, suppliers, banks, vendors and others with whom we do significant business (collectively) our "business partners") to determine their Year 2000 readiness. We believe that our business partners have made all material required modifications and testing of all of their significant systems.

         Costs

         The total cost to us of Year 2000 activities has been paid and was not material.

                           PART II- OTHER INFORMATION

ITEM 1.           Legal Proceedings

      We have a pending lawsuit in the Colorado District Court for the City and County of Denver against Stephen B. Torres, J. Scott Oler, Berkley Rasband, and Vision One Technologies, Inc. seeking damages and injunctive relief in connection with our acquisition of the assets of Vision One Technologies, Inc. We have alleged deceit based upon fraud, fraud in connection with the purchase of securities, misappropriation of trade secrets, among other claims. We are seeking actual and punitive damages, as well as injunctive relief against the defendants. The case in the preliminary stages and no answer has been filed by the defendants.

      Otherwise, no legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his capacity as such.


ITEM 2.           Changes in Securities and Use of Proceeds.

      During the period ended June 30, 2000, we issued 865,000 common shares for cash and services valued at $556,800. These transactions were exempt under
Section 4(2) of the Securities Act of 1933, as amended.

      On May 5, 1999, we issued a Convertible Promissory Note for $500,000, with an interest rate of 10% per annum. The Note was due May 5, 2000. A total of $150,000 of the Note, plus accrued interest, was converted on June 7, 2000 into 225,000 common shares, and the remaining Note was extended for an additional six months.

ITEM 3.           Defaults upon Senior Securities.  None.
ITEM 4.           Submission of Matters to a Vote of Security Holders.

      On June 20, 2000, we held our Annual Shareholders Meeting. At that Meeting, we reelected our current Board of Directors, we changed our name to "easyQual.com, Inc.," and we approved Michael Johnson & Company, LLC, as our auditors for the fiscal year ending December 31, 2000. Each of these proposals received at least a majority vote of our total issued and outstanding common shares.

ITEM 5.           Other Information. None.
ITEM 6.           Exhibits and Reports on Form 8-K.

         Exhibit No. 27.1- Financial Data Schedule

      On June 28, 2000 we filed a report on Form 8-K announcing the results of our Annual Meeting, which approved a change of our name to easyQual.com, Inc. the assignment of a new trading symbol to us: EQLS.. This trading symbol is currently effective.

                                   SIGNATURES
                                   ----------

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  easyQual.com, Inc.



Dated:   8/21/00                  By: /s/  Patricia W. Saunders
      --------------------           -------------------------------------------
                                         Patricia W. Saunders
                                         Chief Financial and Accounting Officer
                                         Director



Dated:   8/21/00                  By: /s/  Patricia W. Saunders
      -------------------            -------------------------------------------
                                          Patricia W. Saunders
                                          Chief Financial and Accounting Officer
                                          Director