Form 10QSB
period 2000-09-30
EASY QUAL COM
filed 2000-11-20
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000.

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
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Colorado                                        84-1374481
        ---------------                             ------------------------
        (State or other                            (IRS Employer File Number)
        jurisdiction of
          incorporation)


          6795 E. Tennessee Ave., 5th Floor                      80224
        --------------------------------------                 --------
       (Address of principal executive offices)               (zip code)


                                 (303) 840-2000
               --------------------------------------------------
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

The number of shares outstanding of Registrant's common stock, par value $.0000001 per share, as of September 30, 2000 were 15,994,941 common shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM I.           Financial Statements
                  See attached financial statements

ITEM 2.        Managements Discussion and Analysis of Financia
                  Condition and Results of
                  Operations.

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

         Results of Operations

         For the nine months ended September 30, 2000, we had revenues of $4,164,886 compared to revenues of $2,010,578 for the same period ended September 30, 1999. Total operating expenses for the nine months ended September 30, 2000 were $4,915,496, compared to expenses of $2,716,758 for the same period ended September 30, 1999. Our major components of operating expenses are independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

         As a result, we had a net loss of $750,610, or a loss of $0.05 per share, for the nine months ended September 30, 2000, compared to $706,180, or a loss of $0.23 per share, for the same period ended September 30, 1999.

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

This loan features thirty-minute approval and immediate funding. The loan is offered online through our easyQual.com web page or by phone in which calls come into an easyQual.com toll free number, but the calls are handled by our partner call center at no cost to the Company.

         Also, during the reporting period, we entered into a contract with eBoatsloans.com, Inc., to assist in the financing of boat loans.

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

         We also continue development of FocVs Technologies, which is to be our Technology Solutions Provider (TSP) company subsidiary. FocVs is being created to provide full service software application service to select vertical markets. The first selected markets are planned to be the mortgage brokerage community, small financial planners, and the temporary staffing industry.

         Our TSP will provide contractual services, offering to display, host, manage, and lease access to software applications from a centrally managed Network Operations Center to select vertical markets. Our TSP is anticipated to minimize the cost of ownership, to provide total mobility, to eliminate the cost of retaining skilled IT staff, and to provide instantaneous scalability. The ASP market has been touted by many Internet experts as the next major Internet expansion area, but implementation of most ASPs has been more costly than projected. FocVs has modified its business structure to better monetize customers and to eliminate much of the capital structure involving ASP's. Our change to functioning as a TSP partially underscores these differences. FocVs' initial clients are expected to come from the Entrust Mortgage broker client base and from other affinity relationships. FocVs has already negotiated ASP pricing models with most of its required software providers and expects to offer its customers software usage at a much lower cost than current competitive pricing structures. We expect FocVs to begin generating revenues during the fourth fiscal quarter of our current fiscal year.

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

         Liquidity and Capital Resources

         As of the end of the reporting period, we had cash or cash equivalents of $123,034, compared to cash or cash equivalents of $732,155 at September 30, 1999..

         Net cash used by our operating activities was $1,093,541 for the nine months ended September 30, 2000, compared to net cash used of $1,826,562 for the nine months ended September 30, 1999.

         Cash flows used for our investing activities provided $53,042 for the nine months ended September 30, 2000, compared to $367,291 for the nine months ended September 30, 1999.

         Cash flows from our financing activities accounted for $1,205,050 for the nine months ended September 30, 2000, compared to $2,914,410 for the nine months ended September 30, 1999. These amounts came from the sale of our securities.

         Our current cash and cash equivalents are not sufficient to completely meet our business plan objectives, particularly the funding of our mortgage origination program. We plan to raise additional capital through a private placement, by leveraging our assets and utilizing internally generated profits to recover our cash position over the short-term. These funds will be necessary for the funding of our mortgage origination program. Over the long term, we remain convinced that we can recover a substantial portion of the fraud losses. Our mortgage business is profitable. We do not project overall company net profits until full implementations of our technology services and completion of first phase sales of our easyQual homes Southwest Florida development.

                  We do not intend to pay dividends in the foreseeable future.

                           PART II- OTHER INFORMATION

ITEM 1.           Legal Proceedings

     We have a pending lawsuit in the Colorado District Court for the City and County of Denver against Stephen B. Torres, J. Scott Oler, Berkley Rasband, and Vision One Technologies, Inc. seeking damages and injunctive relief in connection with our acquisition of the assets of Vision One Technologies, Inc. We have alleged deceit based upon fraud, fraud in connection with the purchase of securities, misappropriation of trade secrets, among other claims. We are seeking actual and punitive damages, as well as injunctive relief against the defendants. The case in the preliminary stages and no answer has been filed by the defendants. We are a defendant in a suit with PCMD, Dan and Diane King, pertaining to payment of equipment and services purported to be sold to Vision One. This suit was filed in the Colorado District Court for the City and County of Denver. The suit pertains to who is responsible for payment, and we are also seeking recovery from PCMD by counterclaim monies paid to them and an accounting of their liability regarding their role in perpetrating the fraud.

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

ITEM 3.           Defaults upon Senior Securities.  None.
ITEM 4.           Submission of Matters to a Vote of Security Holders. None
ITEM 5.           Other Information. None.
ITEM 6.           Exhibits and Reports on Form 8-K. None

         Exhibit No. 27.1 - Financial Data Schedule

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  easyQual.com, Inc.



Dated:   11/20/00                 By:  /s/  Patricia W. Saunders
                                     ------------------------------------------
                                            Patricia W. Saunders
                                            Secretary

                                EASYQUAL.COM.INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
EasyQual.Com.Inc.
Denver, CO

We have reviewed the accompanying consolidated balance sheet of EasyQual.Com.Inc. and subsidiaries as of September 30, 2000 and the related consolidated statement of income and cash flow for the nine-months ended September 30, 2000, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as December 31, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In report dated March 22, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, CO
November 17, 2000

                                       EasyQual.Com, Inc.
                                   Consolidated Balance Sheet
                                       September 30, 2000
                                          (Unaudited)

                                                                    September 30,   December 31,
                                                                        2000            1999
                                                                    ------------    ------------
ASSETS:

Current assets:
  Cash                                                              $    123,034    $     64,567
  Accounts Receivable                                                    295,179         404,339
  Note Receivable - Note 2                                               225,135         279,937
  Prepaid Expenses                                                        74,612          41,181
  Title Co. Advances                                                     172,498         112,900
  Loans Receivable - Warehouse                                         8,813,950      12,006,590
                                                                    ------------    ------------

        Total current assets                                           9,704,408      12,909,514

Fixed assets - Note 1
  Computers & Equipment                                                  338,749         206,578
  Furniture & Fixtures                                                   172,744         255,969
  Leasehold Improvements                                                  16,520          12,424
                                                                    ------------    ------------
        Total fixed assets                                               528,013         474,971
        Less accumulated depreciation                                   (100,750)        (50,005)
                                                                    ------------    ------------

             Net fixed assets                                            427,263         424,966

Other assets:
  Investments                                                            148,000         148,000
  Marketable Security                                                    100,000            --
  Intangible Assets                                                    1,865,641       1,865,641
  Loan Receivables                                                       159,597         159,597
  Deposit                                                                 13,396          13,028
                                                                    ------------    ------------
                                                                       2,286,634       2,186,266
     Less Amortization                                                  (160,084)        (73,689)
                                                                    ------------    ------------

        Total other assets                                             2,126,550       2,112,577

TOTAL ASSETS                                                        $ 12,258,221    $ 15,447,057
                                                                    ============    ============

LIABILITIES AND EQUITY

Current liabilities:
  Accounts payable                                                  $    206,427    $    151,308
  Accrued payables                                                         1,146          97,254
  Loans Payable - First Bank                                               2,759            --
  Impounds                                                                14,696            --
  Loan Payables                                                             --              --
  Notes Payable                                                          188,688          94,104
  Debenture Payable                                                       15,000         500,000
  Warehouse Line Payable                                               8,745,509      11,974,835
                                                                    ------------    ------------

      Total current liabilities                                        9,174,225      12,817,501

Long-Term Liability
   Loans Payable - Shareholders                                           24,000            --
                                                                    ------------    ------------
        Total long-term liability                                         24,000            --

Stockholder's equity:
  Preferred stock, $.0000001 Par Value
  1,000,000 Shares Authorized. None Issued                                  --              --

  Common stock, $.0000001 Par Value
  50,000,000 Shares Authorized,  15,994,941 were
  issued and outstanding for 2000 and 3,397,983 were                           1               1
  issued and outstanding for1999

  Additional Paid-In Cash                                              5,174,309       3,969,259
  Retained (Deficit)                                                  (2,090,314)     (1,339,704)
                                                                    ------------    ------------
        Total Stockholders' Equity                                     3,083,996       2,629,556

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY:                           $ 12,258,221    $ 15,447,057
                                                                    ============    ============

        The accompanying notes are an integral part of these financial statements
                                              F-2

                               EasyQual.Com, Inc.
                      Consolidated Statement of Operations
                  For the None-Months Ended September 30, 2000
                                  (Unaudited)



                                                    For the           For the
                                                  Nine Months       Nine Months
                                                 September 30,     September 30,
                                                     2000              1999
                                                 ------------      ------------
REVENUE:
    Loan Origination Fees                        $  4,067,318      $  2,010,172
    Miscellaneous Income                               97,568               406
                                                 ------------      ------------

Total Revenue                                       4,164,886         2,010,578

OPERATING EXPENSES:
    Loan Origination Costs                          3,288,269         1,574,260
    Payroll & Taxes                                 1,299,767           872,867
    General & Administrative                          327,460           269,631
                                                 ------------      ------------

Total Operating Expenses                            4,915,496         2,716,758
                                                 ------------      ------------

NET LOSS                                         $   (750,610)     $   (706,180)
                                                 ============      ============

NET LOSS PER COMMON STOCK                        $      (0.05)     $      (0.23)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                15,994,941         3,027,420
                                                 ============      ============


The accompanying notes are an integral part of these financial statements


                                                     EasyQual.Com, Inc.
                                                    STOCKHOLDERS EQUITY
                                                     September 30, 2000
                                                        (Unaudited)





                                                        COMMON STOCKS                Additional     Retained       Total
                                                        -------------                 Paid-In       Earnings    Stockholder's
                                                   Shares             Amount          Capital       (Deficit)      Equity
                                                   ------             ------          -------       ---------      -------

Issuance of Stock for Cash & Services            6,953,406          $        1      $  108,510    $     --      $  108,511

Net Loss                                                                                              (3,080)       (3,080)
                                                ----------          ----------      ----------    ----------    ----------
Balance December 31, 1997                        6,953,406                   1         108,510        (3,080)      105,431

Issuance of Stock for Cash                          12,900                --            10,750          --          10,750

Cancelled Stock                                     (7,500)               --            (6,250)         --          (6,250)

Issuance of Stock for Cash                          49,995                --            24,998          --          24,998

Net Loss                                              --                  --              --         (67,566)      (67,566)
                                                ----------          ----------      ----------    ----------    ----------
Balance December 31, 1998                        7,008,801                   1         138,008       (70,646)       67,363
                                                ----------          ----------      ----------    ----------    ----------
April and Dec 1999 Issuance for Acquisition      5,100,000                --         2,889,412          --       2,889,412

Issuance for Cash                                  519,999                --           520,000          --         520,000

Issuance for Cash                                  733,200                --           371,839          --         371,839

Issuance for Services                              300,000                --            50,000          --          50,000

Net Loss                                              --                  --              --       1,269,058)   (1,269,058)
                                                ----------          ----------      ----------    ----------    ----------
Balance December 31, 1999                       13,662,000                   1       3,969,259    (1,339,704)    2,629,556
                                                ----------          ----------      ----------    ----------    ----------
Issuance of Stock for Services                     600,000                --           100,000          --         100,000

Issuance of Stock for Cash                         225,000                --           450,000          --         450,000

Issuance of Stock for Services                      40,000                --             6,800          --           6,800

Issuance to Repay Debenture                         74,996                --            50,000          --          50,000

Issuance to Repay Debenture                        867,945                --            75,000          --          75,000

Issuance to Repay Debenture                        225,000                --           150,000          --         150,000

Issuance of Stock for Cash                         300,000                --            50,000          --          50,000

Issuance to Repay Debenture                         58,823                --            10,000          --          10,000

Issuance to Repay Debenture                        150,000                --           100,000          --         100,000

Issuance to Repay Debenture                        450,000                --            75,000          --          75,000

Issuance to Repay Debenture                        300,000                --            50,000          --          50,000

Issuance to Repay Debenture                        300,000                --            50,000          --          50,000

Issuance to Repay Debenture                        225,000                --            38,250          --          38,250

Net Loss                                              --                  --              --         750,610)     (750,610)
                                                ----------          ----------      ----------   -----------    ----------
Balance June 30, 2000                           17,478,764          $        1      $5,174,309   $(2,090,314)   $3,083,996
                                                ==========          ==========      ==========   ===========    ==========


                         The accompanying notes are an integral part of these financial statements

                                                             F-4

                               EasyQual.Com, Inc.
                       Consolidated Statement of Cash Flow
                  For the Nine-Months Ended September 30, 2000
                                  (Unaudited)

                                                     Nine-Months        Year
                                                        Ended          Ended
                                                    Sept 30, 2000   Dec 31, 1999
                                                     -----------    -----------

Cash Flows from Operating Activities:

    Net Income (Loss)                                $  (750,610)   $(1,269,058)
    Depreciation and Amortization                         50,745        121,411

Changes in Assets & Liabilities:

    Notes Receivable                                     (54,802)      (279,937)
    Accounts Receivable                                     --         (404,339)
    Loans Receivable                                     (36,686)      (191,352)
    Deposits                                                (368)       (11,202)
    Accounts Payable                                      55,119        150,966
    Notes Payable                                        (87,622)        71,604
    Intangibles                                             --       (1,865,641)
    Debenture Payable                                   (350,000)       500,000
    Accrued Expenses                                      80,683        300,979
                                                     -----------    -----------

Net Cash Provided by Operating Activities             (1,093,541)    (2,876,569)

Cash Flows Used for Investing Activities:

    Capital Expenditures                                 (53,042)      (463,555)
                                                     -----------    -----------

Net Cash Used for Investing Activities                   (53,042)      (463,555)

Cash Flows from Financing Activities:

    Issuance of Common Stocks                          1,205,050      3,324,977
                                                     -----------    -----------

Net Cash Provided by Financing                         1,205,050      3,324,977

Net Increase in Cash & Cash Equivalents                   58,467        (15,147)

Cash & Cash Equivalents at Beginning of Period            64,567         79,714
                                                     -----------    -----------

Cash & Cash Equivalents at End of Period             $   123,034    $    64,567
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest                                         $    56,302    $    14,567
                                                     ===========    ===========
    Income Taxes                                     $      --      $      --
                                                     ===========    ===========
NON-CASH TRANSATIONS
    Common stock issued in exchange for services     $      --      $    50,000
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements

                                EASYQUAL.COM.INC.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)



Note 1    Presentation of Interim Information

          In the opinion of the management of Easyqual.Com, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

          The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1999.