Form 10KSB40
period 2000-12-31
ENTRUST FINANCIAL SERVICES INC
filed 2001-04-16
CIK 1054303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB405

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
Fiscal Year Ended: December 31, 2000
Commission File No. 0-23965

Entrust Financial Services, Inc.
formerly known as easyQual.com, Inc.
(Exact Name of Small Business Issuer as spcified in its charter)

                                                         Colorado                                                                                                                                    84-1374481
                                                 (State or other jurisdiction                                                                                                 (IRS Employer File Number)
                                                  of incorporation)

Fifth Floor, 6795 E. Tennessee Ave., Denver, CO        80224
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (303) 322-6999

Securities Registered Under Section 12(B) of the Exchange Act: None
Securities Registered Under Section 12(G) of the Exchange Act:

Common Stock,$.0000001 per share par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

        State issuer’s revenues for its most recent fiscal year $3,399,737. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 2000 was not able to be determined since the Registrant’s stock has not ever traded. The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, February 28, 2001, was 20,654,927.

References in this document to “us,” “we,” or “the Company” refer to Entrust Financial Services, Inc., formerly known as easyQual.com, Inc., its predecessors and its subsidiaries.

PART I

Item 1. Description of Business.

        (a) General Development of Business

        We are a Colorado corporation. Our principal business address is 6795 E. Tennessee Ave., Fifth Floor, Denver, Colorado 80224. Our telephone number is (303) 322-6999.

        We were originally incorporated under the laws of the State of Colorado on November 8, 1996. We spent several months of preparation and research before beginning formal operations on March 10, 1997. Since beginning operations in March, 1997, we have been marginally unprofitable.

        From our inception until April 30, 1999, we acted as a mortgage brokering operation. >From 1996 until 1997, we had minimal activities and carried no substantial inventories or accounts receivable. In March, 1997, we expanded our operations and completed a private placement in February, 1998. This placement permitted us to develop operations in the mortgage brokering business.

        On April 30, 1999, we acquired Entrust Mortgage, Inc., a private nationwide wholesale mortgage company (“Entrust”). Entrust, a Colorado corporation, is now a wholly-owned subsidiary of us.

        In January and February, 2000, we completed a private placement of a convertible debenture. We used the funds for working capital. Also in January, 2000, we made a three-for-one forward split of our common shares, which was approved by our Board of Directors to be effective March 14, 2000.

        In March, 2000, we sold common stock, post split in a private placement to accredited investors.

        In June, 2000, we changed our name to easyQual.com, Inc.

        In December, 2000, we acquired certain defined assets and liabilities of Allegro Software, Inc., a private Colorado software company, and integrated those assets and liabilities into our operations.

        On April 6, 2001, we changed our name to Entrust Financial Services, Inc.

        We have not been subject to any bankruptcy, receivership or similar proceeding.

        (b) Narrative Description of the Business

         General

        From our inception to April 30,1999, we acted as a mortgage brokering operation. With the acquisition of Entrust Mortgage we became a mortgage banking company. From 1996 until 1997, we had minimal activities and carried no substantial inventories or accounts receivable. In March, 1997, we expanded our operations and completed a private placement for a total of $110,750, which permitted us to develop operations. At the present time, we are seeking to raise approximately $1,200,000 in additional funds, possibly through a private placement, borrowings, or a public offering, within the next twelve months. However, we have no definite plans at this time for any type of financing. We also believe that we are may possibly generate a profit during the next fiscal year from internal operations which may provide additional funds, although such a profit situation cannot be guaranteed.

        No independent market surveys have ever been conducted to determine demand for our products and services.

         Organization

        We are a Colorado holding corporation. We primarily engage in the mortgage banking business. We are also in two other businesses which complement our wholesale mortgage banking business. We have four Colorado subsidiary corporations: Entrust Mortgage, Inc. (“Entrust”), easyQual homes, Inc. (“Homes”), A.I. Dynamics, Inc. (“A.I.”) and FocVs Technologies, Inc.(“FocVs”). Our corporate goals are to build a highly efficient and profitable wholesale mortgage banking company which uses the latest technology in our underwriting and operations, to develop and resell this underwriting and processing technology to the entire mortgage banking industry, and to selectively develop housing projects which can be financed through our mortgage banking company.

        Entrust Mortgage, Inc.

        Entrust is a traditional wholesale mortgage banking operation, with regional offices in Colorado, Nevada, Texas, and California. Entrust is licensed to conduct business in 40 states and has contractual relationships with over 4,000 brokers across the United States. Entrust accepts non-conforming first and second mortgage submissions, for which yields are substantially higher than for conforming submissions. The mortgages are funded using our approved revolving warehouse lines of credit, which presently total approximately $15 million.

        A.I. Dynamics, Inc.

        We organized A.I. to develop an electronic, reduced paper mortgage process for mortgage brokers. The system targets the huge volume of paper generated from origination to first sale of a mortgage, as the file passes through no less than four separate parties, each requiring a paper copy package. A.I. is developing a software system of automated decisioning of loan applications which provides brokers a stipulated decision for the best program for which the borrower qualifies. From this decision, the broker can submit a complete mortgage package. Conditions can be transmitted and received electronically and transferred electronically to the proper work station throughout the loan process. Request for any additionally required stipulations can be emailed to the mortgage broker and be received as attachment by return email. Even appraisals with digital pictures (now the industry norm) can be received electronically.

        With the passage of the Federal law approving electronic signatures, we believe that there is an opportunity to make the majority of the entire mortgage process paperless. We have begun implementing the reduced paper process internally. We also plan to sell this process to mortgage brokers throughout the mortgage industry. We believe that significant savings can be realized through a reduced paper process.

        easyQual Homes, Inc.

        We established Homes to identify undervalued waterfront lots, situated on wide canals with direct access to the Gulf of Mexico, in Charlotte County, Florida. Homes acquired these lots in Charlotte County, Florida., which include a finished infrastructure, at below market prices. Homes plans to build modular homes which we believe Homes can acquire at a discount to customary market prices. We expect the finished properties to have the same appeal as a neighborhood site-built home, but which to have been developed at a lower cost. Homes plans to deliver waterfront homes for approximately $160,000 or less at a per home. Entrust has developed the project financing and will provide permanent mortgages to the buyers. The homes are being sold predominantly to investors seeking appreciation, and persons wanting Florida retirement and second homes. Homes can provide homebuyers “virtual” tours of their selected homes through use of an interactive web site. The first fifty out of a potential total of one thousand houses have already been subscribed.

        Focvs Technologies, Inc.

        We organized Focvs to develop an application service provider (ASP) to distribute select services to the mortgage industry and other select vertical markets. We developed this project throughout the fiscal year ended December 31, 2000. As a result of market conditions and difficulties which we encountered in technical development, we discontinued the project in December, 2000.

        (c) Operations

        We operate through four subsidiary companies. Our principal subsidiary is Entrust. Mortgage, Inc. A.I. Dynamics, Inc. is a company which develops computer software products in support of our wholesale mortgage operations.easyQual Homes is a company which is developing a specific real estate project. Focvs Technologies, Inc. is a company which was involved in the development of an ASP for select vertical markets.

        Entrust Mortgage, Inc.

        Entrust is a traditional wholesale mortgage banking operation, specializing in niche mortgage products, with regional offices in Colorado, Nevada, Texas, and California. Entrust is licensed to conduct business in 40 states and has contractual relationships with over 4,000 brokers across the United States. Entrust is an approved mortgage banker and has correspondent relationships with many large wholesale banks including, Bank of America Fleet Mortgage, GMAC, Indymac, Bank One,, and First Union Capital Markets, among others. Entrust also originates retail mortgage loans under the name of easyQual.

        Entrust accepts non-conforming first and second mortgage submissions, for which yields are substantially higher than for conforming submissions. The mortgages are funded using approved revolving warehouse lines of credit, which presently total approximately $15 million.

        During the last fiscal year, Entrust continued to increase its loan business, but was also able to reduce staffing requirements as a result of improved procedures and technology. These increased revenues are tied directly to significantly greater mortgage originations from the previous year.

        During the last fiscal year, Entrust entered into a contract with MBNA N.A. to offer unsecured lines of credit to consumers with marginal credit ratings for loan amounts up to $50,000. This loan features thirty-minute approval and 7 day funding. The loan is offered online through our easyQual.com web page or by phone in which calls come into an easyQual.com toll free number, The calls are handled by the MBNA call center at no cost to Entrust or us.

        A large segment of profitability in the mortgage marketplace comes after the mortgage is closed and funded with the borrower. Mortgages are sold into secondary markets on a per loan bases (flow), or many loans packaged as one lump sale (bulk). Those who buy the loans either hold them to earn from the coupon rate or securitize the loan portfolio and receive more immediate realization of profit. Furthermore, the “servicing” of loans (collection of ongoing payments) is a significant cash flow business. Entrust believes that it will experience much better execution in a program where it sells loans in bulk or eventually securitize its own loan pools. However, there are no firm plans at this point for a securitization program by Entrust or us.

        A.I. Dynamics, Inc.

        A.I. was organized to develop an electronic, reduced paper mortgage process for mortgage brokers. The system targets the huge volume of paper generated from origination to first sale of a mortgage, as the file passes through no less than four separate parties, each requiring a paper copy package. A.I. is developing a software system of automated decision making for loan applications which provides brokers a decision for the best program for which the borrower qualifies. From this decision, the broker can submit a complete mortgage package. Conditions can be transmitted and received electronically and transferred electronically to the proper work station throughout the loan process. Request for any additionally required stipulations can be emailed to the mortgage broker and be received as attachment by return email. Even appraisals with digital pictures, which is now the industry norm, can be received electronically.

        With the passage of the Federal law approving electronic signatures, we believe that there is an opportunity to make most of the entire mortgage process paperless. We are using some of this technology in our Entrust operations, which is a partial reason for the reduced staffing and improved procedures that we saw in the latter part of our fiscal year. We are continually upgrading our technology and plan to begin offering it to mortgage brokers throughout the mortgage industry in the next fiscal year.

        Specifically, we are beta testing an automated underwriting and loan application processing program for the U.S. mortgage industry. The present mortgage industry conducts its business through many manual steps, in an antiquated system prone to mistakes. Our planned system will be set up to permit the mortgage customer to process an application much quicker, typically in one to three minutes. Currently, the pre-approval and documentation for a mortgage in the industry typically require approximately one to two days to complete before sending out. The more loan programs offered by the mortgage company, the more complexity sets in, pushing those averages out.

        In the competitive loan environment providing a diverse range of programs, for every 10 applications that the underwriter pre-approves, a significant number are pre-approved for the wrong program. On average five pre-approvals per day have to be redone.

        On average, out of every ten loans submitted, one-half are pre-qualified and generate a customer list of stipulations. Of the customers receiving a list of stipulations, only one half return a full package. The time delays to get pre-approval encourage the customer to shop around for other product. Document completion by the customer (assisted by the broker) can take another 7 to 10 days on average. Of the customers responding to the stipulations completely, one-half actually close their loans. On average, out of ten initial mortgage loan applications submitted, fewer than one (.833) is funded in an industry completion process of 18 days.

        With our planned system, we believe that closing ratios will significantly improve. With our present technology, we have already seen improvement. Out of ten initial loan applications, we presently close approximately 2.5 packages in a major positive shift in cost and time. We have integrated the process with a simplified application process. In our fully implemented planned system, our automated underwriting, incorporated with our search engine, would be able to examine a thousand loan programs, if necessary, to find an exact match for each customer profile without mistakes. Pre-approval and documentation are complete in about sixty seconds, not two days.

        With our fully implemented system, management evaluation of a sales person’s prospect is eliminated. Back office data entry is also eliminated. There is limited human interface in the underwriting process involving a review of the authenticity of tax returns and the other related documents. With our fully implemented system, we believe that the cost of back office personnel would go down, providing margins for employing a higher quality personnel using systems that ensure an efficient document review process. Consequently, the process can be significantly enhanced.

        Our fully implemented system would turn an inexperienced loan officer into a seemingly experienced loan officer, able to provide the customer with definite answers instantaneously without the customary mistakes. With every requirement of the loan process scripted, the customer gets accurate information from the broker who no longer has to constantly call the home office for answers.

        With our fully implemented system, a loan officer’s time is released to sell rather than study dozens of loan programs offered by the firm. The system also removes the insecurity that currently prevails when an inexperience sales person attempts to describe complex loan options. In addition, the current limits on the number of loans a producer can manage is dramatically expanded. The confidence that the lender has for the integrity of the underwriting and loan process may be enhanced as well.

        Automated underwriting can be found currently in limited pockets of the industry. For the “prime market”--offering standard, government generated mortgages to the creditworthy customer--automated underwriting is now available on a limited basis. The “prime market,” however, represents only one-fourth of the total mortgage business. The “non-conforming” market involving more complexity, including credit issues and the need for individual loan tailoring, the manual mortgage system prevails everywhere in the industry.

        The non-conforming market representing three-fourths of the total U.S. mortgage origination business but provides three to four times the profit margins of the conforming market. This non-conforming market is the focus in which we are seeking to create a new standard and, by this standard, to establish a new industry leadership.

        Our market roll-out of this new system is expected to target both the wholesale and retail mortgage industry. We believe that bringing our fully implemented, automated system into the small to medium brokerage office currently operating in every rural and urban region of the United States should be the basis of substantial business, since small mortgage brokers dominate this industry.

        Our plan for the U.S. wholesale mortgage industry uses relationships with brokerage office which do not require giving up autonomy, name, ownership or loan programs to participate in our mortgage origination program.

        We have implemented portions of our process and intend to go on-line with limited programs in the middle of the second quarter of 2001. Additional programs should be loaded throughout the remainder of the fiscal year. With the completion of the development of this program, We intend to begin providing this system to the mortgage industry through industry publications and other media outlets, a web site, an industry newsletter and a team of account executives.

        Also, during the reporting period, we purchased certain selected assets, customers, and software from Allegro Software, Inc., a private company. We currently offer staffing industry and payroll tracking software under the proprietary name “Maestro” through licensing agreements. It is our intention to eventually offer a web-enabled version of the staffing industry and payroll tracking software.

        Focvs Technologies, Inc.

        We organized Focvs to distribute mortgage technology, and potentially other applications, as an ASP. A portion of our unprofitability in the last fiscal year came as a result of our efforts to create an application service provider (ASP) as a vehicle to distribute our automated underwriting and Maestro Software. We discontinued the ASP project because we believe that a web enabled delivery system will be less expensive and more prudent. We believe that we will save approximately $527,000 annually from discontinued operations.

        easyQual Homes, Inc.

        We established Homes to identify undervalued waterfront lots, situated on wide canals with direct access to the Gulf of Mexico, in Charlotte County, Florida. Homes acquired these lots, which include a finished infrastructure, at below market prices and plans to build modular homes which we believe we can purchase at a discount. We expect the finished properties to have the same appeal as a neighborhood site-build home, but to have been developed at a lower cost. Homes plans to deliver waterfront homes for approximately $160,000 or less at a per home.. Entrust has developed the project financing and will provide permanent mortgages to the buyers. The first 50 houses have already been subscribed.

        (d) Markets

        Entrust plans to continue to market residential mortgages through traditional methods. Entrust employs a system of using regional sales representatives and an in-house sales team to market products to our broker clients. Entrust presently markets to an established 4,000-account mortgage broker base and will add new accounts through wholesale representative solicitation, fax blast marketing, mass e-mail marketing, and participation in trade shows.

        At such time as our internet application and approval software is released, Entrust will begin directing mortgage broker business through the Internet to permit brokers to receive real time loan approvals 24 hours a day, 7 days a week.

        Entrust will then market loan originations through Internet web pages and from traditional mortgage brokerage marketing methods such as realtor and builder direct solicitation.

        (e) Raw Materials

        The use of raw materials is not now a material factor in our operations.

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

        (g) Employees

        Currently, we have forty full-time employees. We plan to hire additional employees in the future but have formulated no definite plans at this point.

        (h) Backlog

        At December 31, 2000, we had no backlogs.

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

Item 2. Description of Properties.

        Our executive offices are located at 6795 E. Tennessee Ave., Fifth Floor, Denver, Colorado 80224. These are also the offices of Entrust. We rent this office on a five year lease at a cost of $13,089 per month from an unaffiliated third party. We also have production offices in California, Nevada, and .Texas. We also own office equipment to furnish all of our offices. We also own the tradename "Mortgage 2000" and "Maestro. " We own proprietary computer software which we use in our operations. All of our management activities are performed in Colorado.

Item 3. Legal Proceedings

        We have a pending lawsuit in the Colorado District Court for the City and County of Denver against Stephen B. Torres, J. Scott Oler, Berkley Rasband, and Vision One Technologies, Inc. seeking damages and injunctive relief in connection with our acquisition of the assets of Vision One Technologies, Inc. We have alleged deceit based upon fraud, fraud in connection with the purchase of securities, misappropriation of trade secrets, among other claims. We are seeking actual and punitive damages, as well as injunctive relief against the defendants. The case has been deferred pending the outcome of criminal actions pertaining to one of the defendants.

        We are a defendant in a suit with PCMD, Dan and Diane King, pertaining to payment of equipment and services purported to be sold to Vision One, FNET, and Steven Torres. This suit was filed in the Colorado District Court for the City and County of Denver. The suit pertains to who is responsible for payment, and we are also seeking recovery from PCMD by counterclaim monies paid to them and an accounting of their liability regarding their role in the fraud perpetrated on the company by Steven Torres and Vision One. The case is also in the preliminary stages, with a trial anticipated in November, 2001.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        (a) Principal Market or Markets

        Our securities have traded on the NASD Over-the-Counter Bulletin Board since May, 2000 under the trading symbol EQLC. The following table sets forth the high and low bid quotation for our common stock for each quarterly period ended June, September, and December, 2000. As of December 31, 2000, we had approximately two hundred ninety-five shareholders of record of our common stock. Our common stock holders are entitled to receive dividends as declared by our Board of Directors from time to time. No dividends are anticipated to be paid in the foreseeable future.

                                                 Bid Price
                                         -------------------------
                                         High                  Low
                                         ----                  ----
               2000
               Second Quarter            $3.25                 $2.75
               Third Quarter             $3.25                 $1.00
               Fourth Quarter            $1.30                 $0.75

        (b) Approximate Number of Holders of Common Stock

        As of the February 28, 2001, a total of 20,654,927 of our common shares were outstanding. The number of holders of record of our common stock at that date was approximately one hundred.

        (c) Debenture

        In 1999, we sold $500,000 worth of Debentures to one individual. This Debenture was converted to common stock in May, 2000.

        (d) Dividends

        Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

        When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

        Results of Operations

        Our revenues increased significantly for the twelve months ended December 31, 2000. However, our operating expenses also increased, so we continue to be unprofitable. For the twelve months ended December 31, 2000, we had total revenues of $5,176,760, compared to revenues of $3,399,737 for the same period ended December 31, 1999. Most significantly, our loan origination fees increased for the twelve months ended December 31, 2000 to $4,428,185 compared to loan origination fees of $3,386,987 for the same period ended December 31, 1999.

        Total operating expenses for the twelve months ended December 31, 2000 were $6,562,830 compared to total operating expenses of $4,668,795 for the same period ended December 31, 1999. Our general and administrative expenses for the twelve months ended December 31, 2000 were $1,724,036 compared to general and administrative expenses of $928,761 for the same period ended December 31, 1999. Our loan origination costs increased for the twelve months ended December 31, 2000 to $4,025,835 compared to loan origination costs of $3,501,981 for the same period ended December 31, 1999. Our interest expense increased for the twelve months ended December 31, 2000 to $812,959 compared to interest expense of $238,033 for the same period ended December 31, 1999. The major components of operating expenses are independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

        As a result, we had a net loss of $1,386,070 for the twelve months ended December 31, 2000, compared to $1,269,058 for the same period ended December 31, 1999. The net loss per share for the twelve months ended December 31, 2000 was $0.09 per share compared to $0.50 per share for the same period ended December 31, 1999. We had significantly more shares outstanding at December 31, 2000.

        The principal portion of our net loss came as a result of increased interest expense and general and administrative costs. We have discontinued the operations of our Focvs ASP and believe that we will see significant cost savings as a result. We plan to put our emphasis on our core mortgage origination operations and associated activities. We believe that we could achieve profitability during the last half of the fiscal year ended December 31, 2001.

        Liquidity and Capital Resources

        As of December 31, 2000, we had cash or cash equivalents of $108,119, compared to cash or cash equivalents of $64,567 as of December 31, 1999.

        Net cash used by operating activities for us was $987,123 for the twelve months ended December 31, 2000, compared to net cash used of $2,876,569 for the twelve months ended December 31, 1999.

        Cash flows provided by investing activities were $784,082 for the twelve months ended December 31, 2000, compared to $463,555 for the twelve months ended December 31,1999. Most of the funds in 2000 were spent in connection with the Focvs operations.

        Cash flows from financing activities accounted for $1,814,757 for the twelve months ended December 31, 2000, compared to $3,324,977 for the twelve months ended December 31, 1999. We had several small private placements of common shares during the twelve months ended December 31, 2000.

        Our current cash and cash equivalents are still not sufficient to completely meet our business plan objectives, particularly the funding of our mortgage origination program. Our accountants have raised an issue about our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and maintain operations. We plan to raise additional capital through a private placement, leveraging our assets with a loan or utilizing internally generated profits to recover our cash position over the short-term. These funds will be necessary for the funding of our mortgage origination program. Our mortgage business remains profitable. We plan to put most of our emphasis on this business in the next fiscal year.

        We do not intend to pay dividends in the foreseeable future.

Item 7. Financial Statements.

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Entrust Financial Services, Inc.
Denver, CO

We have audited the accompanying consolidated balance sheet of Entrust Financial Services, Inc. and its subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entrust Financial Services, Inc. and its subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael Johnson & Co., LLC
Denver, CO
April 13, 2001

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheet
For the Twelve Months Ended December 31, 2000

                                                                2000             1999
                                                                ----             ----
ASSETS:
------
Current assets:
    Cash ..............................................   $    108,119    $     64,567
    Accounts Receivable ...............................        277,203         404,339
    Note Receivable - Note 2 ..........................        265,512         279,937
    Loans Receivable ..................................      6,871,880      12,166,187
                                                          ------------    ------------

          Total current assets ........................      7,522,714      12,915,030
                                                          ------------    ------------

Fixed assets - Note 1
   Computers & Equipment ..............................      1,016,559         206,578
   Furniture & Fixtures ...............................        230,070         255,969
   Leasehold Improvements .............................         12,424          12,424
                                                          ------------    ------------
       Total fixed assets .............................      1,259,053         474,971
          Less accumulated depreciation ...............       (119,133)        (50,005)
                                                          ------------    ------------

               Net fixed assets .......................      1,139,920         424,966
                                                          ------------    ------------

Other assets:
    Prepaid Expenses ..................................        116,593          41,181
    Marketable Security ...............................        175,500         148,000
    Title Co. Advances ................................        124,347         112,900
    Intangible Assets .................................      1,865,641       1,865,641
    Deposit ...........................................         13,495          13,028
                                                          ------------    ------------
                                                             2,295,576       2,180,750
       Less Amortization ..............................       (185,406)        (73,689)
                                                          ------------    ------------

           Total other assets .........................      2,110,170       2,107,061
                                                          ------------    ------------

TOTAL ASSETS ..........................................   $ 10,772,804    $ 15,447,057
                                                          ============    ============

LIABILITIES AND EQUITY
----------------------

Current liabilities:
    Accounts payable ..................................   $    381,650    $    151,308
    Accrued Expenses ..................................         17,711          97,254
    Note Payable - Note 3 .............................        113,688          94,104
    Current portion - Long term debt ..................         40,000               0
    Loan Payable ......................................         67,982               0
    Debenture Payable .................................              0         500,000
    Warehouse Line Payable - Note 8 ...................      6,682,874      11,974,835
                                                          ------------    ------------

        Total current liabilities .....................      7,303,905      12,817,501
                                                          ------------    ------------

Long-Term debt ........................................         60,000               0
                                                          ------------    ------------

Stockholder's equity:
    Preferred stock, $.0000001 Par Value
    1,000,000 Shares Authorized. None Issued ..........              0               0

    Common stock, $.0000001 Par Value
    50,000,000 Shares Authorized,  18,554,927 were
    issued and outstanding for 2000 and 13,662,000 were
    issued and outstanding for 1999 ...................              1               1

    Additional Paid-In Cash ...........................      6,134,672       3,969,259
    Retained Earnings (Deficit) .......................     (2,725,774)     (1,339,704)
                                                          ------------    ------------

          Total Stockholders' Equity ..................      3,408,899       2,629,556
                                                          ------------    ------------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY: .............   $ 10,772,804    $ 15,447,057
                                                          ============    ============

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Operations
For the Twelve Months Ended December 31, 2000
(Audited)

                                                                            Year            Year
                                   Entrust Financial  Entrust Mortgage     Ended           Ended
                                     December 31,       December 31,     December 31,    December 31,
                                         2000              2000              2000            1999
                                   -----------------  ----------------   ------------   -------------
REVENUE:
  Loan Origination Fees ............. $          0    $  4,428,185    $  4,428,185    $  3,386,987
  Interest Income ...................        4,604         741,826         746,430           4,421
  Miscellaneous Income ..............           38           2,107           2,145           8,329
                                      ------------    ------------    ------------    ------------

Total Revenue .......................        4,642       5,172,118       5,176,760       3,399,737
                                      ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Loan Origination Costs ............            0       4,025,835       4,025,835       3,501,981
  Interest Expense ..................       61,943         751,016         812,959         238,033
  General & Administrative ..........    1,542,081         181,955       1,724,036         928,781
                                      ------------    ------------    ------------    ------------

Total Operating Expenses ............    1,604,024       4,958,806       6,562,830       4,668,795
                                      ------------    ------------    ------------    ------------

NET DEFICIT ......................... $ (1,599,382)   $    213,312    $ (1,386,070)   $ (1,269,058)
                                      ============    ============    ============    ============

NET LOSS PER COMMON SHARE ...........                                 $      (0.09)   $      (0.50)
                                                                      ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING..                                   16,108,463       2,545,716
                                                                      ============    ============

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDER'S EQUITY
December 31, 2000
(Audited)

                                                       COMMON STOCKS         ADDITIONAL      RETAINED          TOTAL
                                                   ---------------------       PAID-IN       EARNINGS      STOCKHOLDERS'
                                                   Shares         Amount       CAPITAL       (DEFICIT)         EQUITY
                                                   ------         ------     ----------      --------      -------------

Issuance of stock for cash & services ........   6,953,406    $         1   $   108,510    $         0    $   108,511

Net loss for year ............................           0              0             0         (3,080)        (3,080)
                                               -----------    -----------   -----------    -----------    -----------

Balance December 31, 1997 ....................   6,953,406              1       108,510         (3,080)       105,431

Issuance of stock for cash ...................      12,900              0        10,750              0         10,750
Stock cancelled ..............................      (7,500)             0        (6,250)             0         (6,250)
Issuance of stock for cash ...................      49,995              0        24,998              0         24,998
Net loss for year ............................           0              0             0        (67,566)       (67,566)
                                               -----------    -----------   -----------    -----------    -----------

Balance December 31, 1998 ....................   7,008,801              1       138,008        (70,646)        67,363
                                               -----------    -----------   -----------    -----------    -----------

Issuance of stock for acquisition ............   5,100,000              0     2,889,412              0      2,889,412
Issuance of stock for cash ...................   1,253,199              0       891,839              0        891,839
Issuance of stock for services ...............     300,000              0        50,000              0         50,000
Net loss for year ............................           0              0             0     (1,269,058)    (1,269,058)
                                               -----------    -----------   -----------    -----------    -----------

Balance December 31, 1999 ....................  13,662,000              1     3,969,259     (1,339,704)     2,629,556

Issuance of stock for services ...............     600,000              0       102,000              0        102,000
Issuance of stock for cash ...................     225,000              0       450,000              0        450,000
Issuance of stock for services ...............      40,000              0         6,800              0          6,800
Issuance of stock for repayment of Debenture..      74,996              0        29,184              0         29,184
Issuance of stock for repayment of Debenture..     867,945              0       147,551              0        147,551
Issuance of stock for repayment of Debenture..     225,000              0        38,250              0         38,250
Issuance of stock for cash ...................     300,000              0        50,000              0         50,000
Issuance of stock for repayment of Debenture..      58,823              0        10,000              0         10,000
Issuance of stock for repayment of Debenture..     150,000              0        25,500              0         25,500
Issuance of stock for repayment of Debenture..     450,000              0        76,500              0         76,500
Issuance of stock for repayment of Debenture..     300,000              0        50,000              0         50,000
Issuance of stock for repayment of Debenture..     300,000              0        50,000              0         50,000
Issuance of stock for repayment of Debenture..     225,000              0        38,250              0         38,250
Issuance of stock for repayment of Debenture..     204,499              0        34,765              0         34,765
Issuance of stock for services ...............     105,000              0        17,850              0         17,850
Issuance of stock for cash ...................      66,664              0       100,000              0        100,000
Issuance of stock for acquisition ............     200,000              0       838,763              0        838,763
Issuance of stock for cash ...................     500,000              0       100,000              0        100,000
Net loss for year ............................           0              0             0     (1,386,070)    (1,386,070)
                                               -----------    -----------   -----------    -----------    -----------

Balance December 31, 2000 ....................  18,554,927    $         1   $ 6,134,672    $(2,725,774)   $ 3,408,899
                                               ===========    ===========   ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDER'S EQUITY
December 31, 2000
(Audited)

                                                 COMMON STOCKS         ADDITIONAL       RETAINED         TOTAL
                                                   --------------------       PAID-IN        EARNINGS      STOCKHOLDERS'
                                                   Shares        Amount       CAPITAL        (DEFICIT)        EQUITY
                                                   ------        ------     ---------        --------      -------------

Issuance of stock for cash & services ........   6,953,406    $         1   $   108,510    $         0    $   108,511

Net loss for year ............................           0              0             0         (3,080)        (3,080)
                                               -----------    -----------   -----------    -----------    -----------

Balance December 31, 1997 ....................   6,953,406              1       108,510         (3,080)       105,431
                                               -----------    -----------   -----------    -----------    -----------

Issuance of stock for cash ...................      12,900              0        10,750              0         10,750
Stock cancelled ..............................      (7,500)             0        (6,250)             0         (6,250)
Issuance of stock for cash ...................      49,995              0        24,998              0         24,998
Net loss for year ............................           0              0             0        (67,566)       (67,566)
                                               -----------    -----------   -----------    -----------    -----------

Balance December 31, 1998 ....................   7,008,801              1       138,008        (70,646)        67,363
                                               -----------    -----------   -----------    -----------    -----------

Issuance of stock for acquisition ............   5,100,000              0     2,889,412              0      2,889,412
Issuance of stock for cash ...................   1,253,199              0       891,839              0        891,839
Issuance of stock for services ...............     300,000              0        50,000              0         50,000
Net loss for year ............................           0              0             0     (1,269,058)    (1,269,058)
                                               -----------    -----------   -----------    -----------    -----------

Balance December 31, 1999 ....................  13,662,000              1     3,969,259     (1,339,704)     2,629,556
                                               -----------    -----------   -----------    -----------    -----------

Issuance of stock for services ...............     745,000              0       126,650              0        126,650
Issuance of stock for cash ...................   1,091,664              0       700,000              0        700,000
Issuance of stock for repayment of Debenture..   2,856,263              0       500,000              0        500,000
Issuance of stock for acquisition ............     200,000              0       838,763              0        838,763
Net loss for year ............................           0              0             0     (1,386,070)    (1,386,070)
                                               -----------    -----------   -----------    -----------    -----------

Balance December 31, 2000 ....................  18,554,927    $         1   $ 6,134,672    $(2,725,774)   $ 3,408,899
                                               ===========    ===========   ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Cash Flow
For the Twelve Months Ended December 31, 2000
(Audited)

                                                          2000          1999
                                                          ----          ----
Cash Flows from Operating Activities:
     Net Loss ....................................   $(1,386,070)   $(1,269,058)
Adjustments to reconcile net loss to net cash
used for operating activities
Depreciation and Amortization ....................       180,845        121,411
Stock issued for services ........................       126,650         50,000

Changes in Assets & Liabilities:

Notes Receivable .................................        14,425       (279,937)
Accounts Receivable ..............................       127,136       (404,339)
Loans Receivable .................................     5,294,307       (191,352)
     Deposits ....................................          (467)       (11,202)
Accounts Payable .................................       230,342        150,966
Notes Payable ....................................       119,584         71,604
Loans Payable ....................................    (5,291,961)             0
    Debenture ....................................       500,000        500,000
  Intangibles ....................................             0     (1,865,641)
Accrued Expenses .................................       (75,412)       300,979
                                                     -----------    -----------

Net Cash Provided by Operating Activities ........      (160,621)    (2,826,569)
                                                     -----------    -----------

Cash Flows from Investing Activities:

Capital Expenditures .............................      (784,082)      (463,555)
                                                     -----------    -----------

Net Cash Used for Investing Activities ...........      (784,082)      (463,555)
                                                     -----------    -----------

Cash Flows from Financing Activities:

Issuance of Common Stocks ........................       988,255      3,274,977
                                                     -----------    -----------

Net Cash Provided by Financing Activities ........       988,255      3,274,977
                                                     -----------    -----------

Net Increase (Decrease) in Cash & Cash Equivalents        43,552        (15,147)

Cash & Cash Equivalents at Beginning of Period ...        64,567         79,714
                                                     -----------    -----------

Cash & Cash Equivalents at End of Period .........   $   108,119    $    64,567
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
     Interest ....................................   $    61,943    $    14,567
                                                     ===========    ===========
 Income Taxes ....................................   $         0    $         0
                                                     ===========    ===========
NON-CASH TRANSATIONS
Common stock issued in exchange for services .....   $   126,650    $    50,000
                                                     ===========    ===========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2000

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization – Nature of Operations

The Company was formed on November 8, 1996, and incorporated under the laws of the State of Colorado. The Company spent several months of preparation and research before beginning formal operations on March 10, 1997. No financial transactions occurred in 1996. The Company is primarily engaged in mortgage banking . The name of the Company has been changed to Entrust Financial Services, Inc. as of April 6, 2001.

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

The Company has entered into various loan purchase and sale agreements. The Company acts as a loan correspondent for lenders for certain loans closed and funded by the company and sold to the lenders. The transfers of the mortgage loans that are subject to these agreements are subject to the warranties, representations and provisions in the agreement. Certain lenders have the right to require the Company to repurchase a mortgage loan for any of the following reasons: (a) if a representation and warranty given by the Company as to a particular mortgage loan is breached, (b) if there has been a breach of any other terms and conditions of the agreement, and (c) if final post-closing documentation is improper or incomplete after a reasonable period of time, the determination of which is at the bank’s discretion. At the lender’s option, the Company shall be required either promptly to cure such a breach in all material respects or to repurchase the mortgage loan at a price equal to the following: The principle balance of the mortgage loan plus interest at the mortgage loan rate from the date to which the interest has last been paid to the date of repurchase.

In December 2000, we purchased certain selected assets, customers and software from Allegro Software, Inc. (a private company). This was an asset purchase agreement represented by the issuance of two hundred thousand shares of Common Capital Stock of EasyQual.Com, Inc in exchange for the purchased assets.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2000

Note 1 – Organization and Summary of Significant Accounting Policies (Cont):

Capital Stock Transactions

The authorized capital stock of the corporation is 50,000,000 shares of common stock at $.0000001 and 1,000,000 shares of preferred stock at $.0000001 par value. No preferred stock has been issued.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of ninety (90) days or less, to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of mortgage notes receivable. The Company grants credit to mortgage borrowers nationwide. Concentrations of credit with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and the fact that the commissions and fees paid to the Company are remitted to the Company within a short period after the closing. As of December 31, 2000, the Company has no significant concentrations of credit risk with regard to these financial instruments.

Pervasiveness of Estimates

The preparation of a financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Geographic Area of Operations and Interest Rates

The Company originates residential loans in over thirty states and most geographic areas of the United States. The potential for severe financial impact which can result from negative effects of economic conditions within the market of geographic areas are limited due to the Company’s diverse geographic origination’s. The interest rates at which borrowers can refinance or obtain new financing for real estate acquired has a direct effect on the demand for the Company’s services. Changes in interest rates could result in potential severe impacts on future operations of the Company.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2000

Note 1 – Organization and Summary of Significant Accounting Policies (Cont):

Property and Equipment

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight –line method over the following estimated useful lives:

         Furniture and fixtures                      7 years
         Computers & Equipment                       5 years
         Leasehold Improvements                      7 years

Intangible Assets

Intangible assets consist of the following at December 31, 2000:

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

Intangible assets represents the excess of acquisition costs over the fair market value of the net assets of acquired business and is being amortized on a straight-line basis over their estimated useful lives ranging from seven to forty years. In accordance with APB 17, “Intangible Assets”, the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets.

Revenue Recognition:

Premiums, discounts and loan fees on warehouse loans held for sale are recognized as income when the related loans are sold. Premiums, yield spreads and loan fees on other loans are recognized when earned.

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2000. Management is not aware of any factors that would significantly affect these estimated fair value amounts.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2000

Note 2 - Notes Receivable

Notes receivable as of December 31, 2000 consist of the following:

  Note receivable from EMB Mortgage dated 1/21/98 with an
  interest rate of prime plus 4.25% annually.  Payable upon demand.     $100,000

  Note receivable from EMB Mortgage dated 3/18/99 with no
  interest.  Payable upon demand.                                         90,512

  Note receivable from DC Holding dated 12/22/2000 with no
  interest.  Payable by 6/30/2001                                         75,000
                                                                        --------

          Total Notes Receivable                                        $265,512
                                                                        ========

Note 3 - Note Payable

Notes payable as of December 31, 2000 consist of the following:

  Note payable to Harsh Development dated Aug. 24, 1999.  With an
  annual interest rate of 24% with a maturity date of Feb. 23, 2001.    $ 50,000

  Note payable to Scott Sax and Patricia Saunders dated June, 2000.
  With no interest and payable upon demand.                               40,468

  Note payable to Jerry Burden dated April 20, 2000.  With 13 1/2%
  interest payable April 3, 2002.                                        100,000

  Note payable to Jerry Burden dated April 20, 2000.  With 10%
  interest payable July 30, 2001.                                         23,220
                                                                        --------

          Total notes payable                                           $213,688
                                                                        ========

Note 4 – Officer’s Compensation

During the organization meeting of the corporation 1,107,500 shares of common stock were issued to the officers and directors of the Company at par value for past service rendered.

Note 5 – Impact of Recently Issued Accounting Standards

SFAS No. 131 requires disclosure of certain information regarding operating segments, products, and services, geographic areas of operation and major customers. SFAS No. 134 accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale by a mortgage banking enterprise. Adoption of these statements is expected to have no impact on the Company’s financial position, results of operation, or cash flows.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2000

Note 6 - Marketable Security

The Company owns 200,000 shares of EMB Corp. common stock; a NASDAQ bulletin board company traded under EMBU. The shares were issued on December 23, 1997, and were subject to Rule 144 of the Securities Act of 1933. The shares are listed at their fair market value, which is the initial cost basis of the security. The Company also owns 10,000 shares of Sea View Underwater Research, Inc. with a fair market value of $2.75 per share as of December 31, 2000.

Note 7 – Commitments

The Company leases its’ offices under long-term leases that are accounted for as operating leases. Future minimum rental payments on all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

                  Year Ending                        Amount
                  -----------                        ------

                  March 12, 2001                    $ 157,068
                  March 12, 2002                      157,068
                                                    ---------
                                                    $ 314,136
                                                    =========

Note 8 – Income Taxes

Significant components of the Company's deferred tax liabilities and assets are as follows:

   Deferred Tax Liability                             $         0
                                                      ===========
   Deferred Tax Assets
         Net Operating Loss Carryforwards             $ 2,725,774
         Book/Tax Differences in Bases of Assets          304,539
         Less Valuation Allowance                      (3,030,313)
                                                      -----------
   Total Deferred Tax Assets                          $         0
                                                      ===========
   Net Deferred Tax Liability                         $         0
                                                      ===========

As of December 31, 2000, the Company had a net operating loss carryfoward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company’s ability to generate taxable income during the carryforward period, Because the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company’s effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2013.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2000

Note 9 – Loans Receivable and Warehouse Line Payable

Loan receivable represents loans that have been placed for purchase as of December 31, 2000. The Warehouse Line Payable is the amount of money set aside to finance these Loans receivable. These items are offset items.

Note 10 – Legal Proceedings

We have a pending lawsuit in connection with our acquisition of the assets of Vision One Technologies, Inc. The case has been deferred pending the outcome of criminal actions pertaining to one of the defendendants.

Note 11 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operation loss this year. As shown in the financial statements, the Company incurred a net loss of $1,386,070 for 2000 and $1,269,058 for 1999. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Item 8. Disagreements With Accountants on Accounting and Financial Disclosure.

        We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The Directors and Executive Officers of the Company, their ages and positions held in the Company as of December 31, 2000 are as follows:

NAME                        AGE              POSITION HELD

James Saunders               52              Chairman and Director

Scott J. Sax                 31              President and Director

Patricia W. Saunders         52              Secretary, Treasurer, Director

Richard M. Muller            48              Director

Matthew Connolly             47              Director

        Our Directors will serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. Scott Sax is the son-in-law of James Saunders and Patricia W. Saunders. James Saunders and Patricia W. Saunders are husband and wife. Otherwise, there are not any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

        James Saunders

        Mr. Saunders has been our Chairman and a Director since 2000. He has been involved with the mortgage industry since 1981 and has served as managing director of both large retail and wholesale mortgage companies including Southern Network Mortgage, Express Mortgage, Equityline Financial Services, Inc., and EMB Mortgage. He has developed large commercial and residential real estate projects and has served as President of three different Kiwanis International chapters. Mr. Saunders has a University College Degree from the University of Florida.

        Scott J. Sax

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

        Matthew Connolly

V

        Mr. Connolly has been a Director since 2000. He is a Certified Public Accountant. In the 1970's, he became involved with the accounting firm of Kaufman, Rossin, and Company. For more than the past five years, he has had his own accounting firm. He has extensive experience with public companies and profession qualifications in strategic planning, finance, budgeting, as well as public company operations and valuations. Mr. Connolly has a BS degree in Accounting from Northern Arizona University.

        The Board of Directors has established no committees. Members of the Board of Directors receive no additional compensation for their service on the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

        Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the our Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. No filings were required of our Officers or Directors in the last fiscal year.

Item 10. Executive Compensation.

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

SUMMARY COMPENSATION TABLE

                            Annual Compensation                Long Term Compensation
                            -------------------                ----------------------
                                               Awards                  Payouts
                                       --------------------    ----------------------
Name                                              Other        Restricted      All
 and                       Salary      Annual     Stock(1)(3)     LTIP        Other
Principal(1)(2)(3)         Compen-      Bonus     Compen-         Award(s)    Options/
Position           Year    sation($)     ($)      sation ($)
-----------------  ---     --------    -------   -----------   -----------   ---------

James              2000     $154,038     --          --            --            --
Saunders
Chairman(1)

Scott J.           2000     $154,823     --          --            --
Sax                1999       52,500
President(2)       1998        -0-       --          --            --           --

Patricia W.        2000     $ 34,097     --          --            --           --
Saunders           1999       20,769
Treasurer(2)       1998        -0-       --          --            --           --

J. Dean            2000        -0-       --          --            --           --
Burden             1999       13,080
President(3)       1998       59,259
(1)	Mr. Saunders became an officer in 2000.

(2)	Mr. Sax and Ms. Saunders became officers in 1999.

(3)	Mr. Burden resigned from all offices in 1999.

        We have no compensation committee, retirement, pension, sharing, stock option, insurance or other similar programs but plan to establish such programs in the future, although there are no definitive plans to do so at this time.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The following sets forth the number of shares of our $.0000001 par value common stock beneficially owned by (i) each person who, as of March 14, 2000, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors; and (iii) our Officers and Directors as a group. As of March 14, 2001, there were 20,654,927 common shares issued and outstanding.

Name and Address               Amount and Nature of               Percent of
of Beneficial Owner            Beneficial Ownership (1)(2)          Class
-------------------            --------------------------         ----------
James Saunders                           -0-                         -0-
6795 E. Tennessee Ave.
Fifth  Floor
Denver, Colorado  80224

Scott J. Sax                         3,150,000(3)                   15.25%
6795 E. Tennessee Ave.
Fifth  Floor
Denver, Colorado  80224

Patricia W. Saunders                 3,150,000(4)                   15.25%
6795 E. Tennessee Ave.
Fifth  Floor
Denver, Colorado  80224

Richard M. Muller                       16,666                        .08%
6795 E. Tennessee Ave.
Fifth  Floor
Denver, Colorado  80224

Matthew Connolly                         -0-                         -0-
6795 E. Tennessee Ave.
Fifth  Floor
Denver, Colorado  80224

Officers and Directors               6,316,667                      30.58%
as a Group (5 Persons)
(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owner listed above has sole voting and investment power with respect to the shares shown, unless otherwise indicated

(3)	Includes 3,000,000 shares owned of record. In addition, 150,000 shares are owned in the name of the S&J Trust.

(4)	Includes 1,470,000 shares owned of record. In addition, 1,680,000 shares owned in the name of the Investors Trust, for which Ms. Saunders is a beneficial owner. Mr. Saunders disclaims any beneficial ownership of all of these shares.

Item 12. Certain Relationships and Related Transactions.

        We have a note payable of $40,468 to Mr. Scott Sax and Patricia Saunders. This note has no interest rate but is payable upon demand.

PART IV

Item 13. Exhibits and Reports on Form 8-K.

                 (a) The following financial information is filed as part of this report:

(1)	Financial Statements

(2)	Schedules

(3)	Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.          Description
----------           -----------
+  3A       Articles of Incorporation

+  3B       Bylaws

    3C      Articles of Amendment to change name to easy Qual.com, Inc.

    3D      Articles of Amendment to change name to Entrust Financial Services, Inc.

  10A       Asset Purchase Agreement with Allegro Software, Inc.

  10B       Employment Agreement with Mr. Edward Nichols

+ Previously Filed.

                 (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                          Entrust Financial Services, Inc.
                                                                                                                                          formerly known as easyQual.com, Inc.

Dated:    4/16/01                                                                                                              By:    /s/ Scott J. Sax
                                                                                                                                                       Scott J. Sax
                                                                                                                                                       President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:    4/16/01                                                                                                              By:    /s/ James Saunders
                                                                                                                                                       James Saunders
                                                                                                                                                       Chairman and Director

Dated:    4/16/01                                                                                                              By:    /s/ Patricia W. Saunders
                                                                                                                                                       Patricia W. Saunders
                                                                                                                                                       Chief Financial and Accounting Officer
                                                                                                                                                       Director

Dated:    4/16/01                                                                                                              By:    /s/ Richard M. Muller
                                                                                                                                                       Richard M. Muller
                                                                                                                                                       Director

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

EXHIBITS
TO
easyQual.com, Inc.

INDEX TO EXHIBITS

Exhibit No.          Description
----------           -----------
+  3A       Articles of Incorporation

+  3B       Bylaws

    3C      Articles of Amendment to change name to easy Qual.com, Inc.

    3D      Articles of Amendment to change name to Entrust Financial Services, Inc.

  10A       Asset Purchase Agreement with Allegro Software, Inc.

  10B       Employment Agreement with Mr. Edward Nichols