Form 10QSB
period 2001-03-31
ENTRUST FINANCIAL SERVICES INC
filed 2001-05-15
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

or

(  ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                                              For the transition period from _______________ to ______________.

Commission File No.0-23965

ENTRUST FINANCIAL SERVICES, INC.
(Exact name of Registrant as specified in its charter)

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant's common stock, par value $.0000001 per share, as of March 31, 2001 were 20,404,927 common shares.

References in this document to "us," "we," or "the Company" refer to Entrust Financial Services, Inc., formerly known as easyQual.com, Inc., its predecessors and its subsidiaries.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheet
For the Three-Months Ended March 31, 2001

                                                              March 31,    December 31,
                                                                2001          2000
                                                              --------     -----------
ASSETS:
------
Current assets:
    Cash ..............................................   $    100,665    $    108,119
    Accounts Receivable ...............................        481,817         277,203
    Inventory - Parts .................................          1,924               0
    Note Receivable - Note 2 ..........................        278,326         265,512
    Loan Receivables ..................................        411,793               0
    Loans Receivable - Warehouse ......................      8,488,932       6,871,880
                                                          ------------    ------------
          Total current assets ........................      9,763,457       7,522,714
                                                          ------------    ------------

Fixed assets - Note 1
   Computers & Equipment ..............................      1,016,559       1,016,559
   Furniture & Fixtures ...............................        230,070         230,070
   Leasehold Improvements .............................              0          12,424
                                                          ------------    ------------
       Total fixed assets .............................      1,246,629       1,259,053
          Less accumulated depreciation ...............       (178,726)       (119,133)
                                                          ------------    ------------
               Net fixed assets .......................      1,067,903       1,139,920
                                                          ------------    ------------

Other assets:
    Prepaid Expenses ..................................        100,900         116,593
    Marketable Security ...............................        175,500         175,500
    Title Co. Advances ................................        150,709         124,347
    Intangible Assets .................................      1,865,641       1,865,641
    Deposit ...........................................         13,545          13,495
                                                          ------------    ------------
                                                             2,306,295       2,295,576
       Less Amortization ..............................       (198,846)       (185,406)
                                                          ------------    ------------
           Total other assets .........................      2,107,449       2,110,170
                                                          ------------    ------------

TOTAL ASSETS ..........................................   $ 12,938,809    $ 10,772,804
                                                          ============    ============

LIABILITIES AND EQUITY
----------------------

Current liabilities:
    Accounts payable ..................................   $    309,244    $    381,650
    Accrued Expenses ..................................         30,341          17,711
    Impounds ..........................................         27,158               0
    Loan Payables .....................................        268,855          67,982
    Notes Payable (Note 3) ............................        270,437         113,688
    Current Portion - Long-Term Debt ..................         40,000          40,000
    Warehouse Line Payable ............................      8,530,979       6,682,874
                                                          ------------    ------------
        Total current liabilities .....................      9,477,014       7,303,905
                                                          ------------    ------------

    Long-Term Debt ....................................         60,000          60,000
                                                          ------------    ------------

Stockholder's equity:
    Preferred stock, $.0000001 Par Value
    1,000,000 Shares Authorized. None Issued ..........              0               0
    Common stock, $.0000001 Par Value
    50,000,000 Shares Authorized,  20,404,927 were
    issued and outstanding for 2001 and 13,662,000 were              2               1
    issued and outstanding for 2000
    Additional Paid-In Cash ...........................      6,264,672       6,134,672
    Retained Earnings (Deficit) .......................     (2,862,879)     (2,725,774)
                                                          ------------    ------------
          Total Stockholders' Equity ..................      3,401,795       3,408,899
                                                          ------------    ------------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY: .............   $ 12,938,809    $ 10,772,804
                                                          ============    ============

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Operations
For the Three-Months Ended March 31, 2001
(Unaudited)

                                                 Three Months      Three Months
                                                    Ended              Ended
                                                March 31, 2001     March 31, 2000
                                                --------------     --------------
REVENUE:
  Loan Origination Fees ....................     $  1,427,478      $  1,354,068
  Software Income ..........................          124,674                 0
  Interest Income ..........................          172,001             1,230
  Miscellaneous Income .....................              231             2,138
                                                 ------------      ------------

Total Revenue ..............................        1,724,384         1,357,436

OPERATING EXPENSES:
  Loan Origination Costs ...................        1,572,050         1,339,504
  Software Expenses ........................          134,381                 0
  General & Administrative .................          155,058           122,503
                                                 ------------      ------------

Total Operating Expenses ...................        1,861,489         1,462,007
                                                 ------------      ------------

  NET DEFICIT ..............................     $   (137,105)     $   (104,571)
                                                 ============      ============

NET LOSS PER COMMON STOCK ..................     $      (0.01)     $      (0.02)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING ........       18,554,927         4,554,000
                                                 ============      ============

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDER'S EQUITY
March 31, 2001
(Unaudited)

                                               COMMON STOCKS         Additional      Retained          Total
                                           ---------------------       Paid-in       Earnings      Stockholders'
                                           Shares         Amount       Capital       (Deficit)         Equity
                                           ------         ------     ----------      --------      -------------

Issuance of Stock for Cash & Services..   6,953,406    $        1    $   108,510    $         0    $   108,511

Net loss for year .....................                                                  (3,080)        (3,080)
                                        -----------    ----------    -----------    -----------    -----------
Balance December 31, 1997 .............   6,953,406             1        108,510         (3,080)       105,431

Issuance of stock for cash ............      12,900             0         10,750              0         10,750
Stock cancelled .......................      (7,500)            0         (6,250)             0         (6,250)
Issuance of stock for cash ............      49,995             0         24,998                        24,998
Net loss for year .....................                                        0        (67,566)       (67,566)
                                        -----------    ----------    -----------    -----------    -----------

Balance December 31, 1998 .............   7,008,801             1        138,008        (70,646)        67,363
                                        -----------    ----------    -----------    -----------    -----------

Issuance of stock for acquisition .....   5,100,000             0      2,889,412              0      2,889,412
Issuance of stock for cash ............   1,253,199             0        891,839              0        891,839
Issuance of stock for services ........     300,000             0         50,000                        50,000
Net loss for year .....................           0             0              0     (1,269,058)    (1,269,058)
                                        -----------    ----------    -----------    -----------    -----------

Balance December 31, 1999 .............  13,662,000             1      3,969,259     (1,339,704)     2,629,556
                                        -----------    ----------    -----------    -----------    -----------

Issuance of stock for services ........     745,000             0        126,650                       126,650
Issuance of stock for cash ............   1,091,664             0        700,000              0        700,000
Issuance of stock to repay Debenture ..   2,856,263             0        500,000              0        500,000
Issuance of stock for acquisition .....     200,000             0        838,763              0        838,763
Net loss for year .....................           0             0              0     (1,386,070)    (1,386,070)
                                        -----------    ----------    -----------    -----------    -----------

Balance December 31, 2000 .............  18,554,927             1      6,134,672     (2,725,774)     3,408,899
                                        -----------    ----------    -----------    -----------    -----------

Issuance of stock for acquisition .....   1,300,000             1              0              0              1
Issuance of stock for cash ............     250,000             0        100,000              0        100,000
Issuance of stock for services ........     300,000             0         30,000              0         30,000
Net loss for period ...................           0             0              0       (137,105)      (137,105)
                                        -----------    ----------    -----------    -----------    -----------

Balance March 31, 2001 ................  20,404,927    $        2    $ 6,264,672    $(2,862,879)   $ 3,401,795
                                        ===========    ==========    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Cash Flow
For the Three-Months Ended March 31, 2001
(Unaudited)

                                                         Three-Months     Three-Months
                                                             Ended           Ended
                                                         March 31, 2001   March 31, 2000
                                                         --------------   --------------

Cash Flows From Operating Activities:
  Net Income (Loss) .....................................   $(137,105)    $(104,571)
  Adjustments to reconcile net income (loss)
    to net cash provided by/used in operating activities:
  Depreciation and Amortization .........................      85,457        63,615
Changes in Assets & Liabilities:
  Notes Receivable ......................................     (12,814)     (279,958)
  Loans Receivable ......................................    (411,793)      (48,738)
  Accounts Receivable ...................................    (204,614)     (156,009)
  Deposits ..............................................         (50)      (11,100)
  Accounts Payable ......................................      72,406       108,532
  Notes Payable .........................................     156,749        62,044
  Loans Payable .........................................     300,873        40,745
  Impounds ..............................................      27,158             0
  Debenture Payable .....................................           0       500,000
  Accrued Expenses ......................................    (166,870)       63,154
                                                            ---------     ---------
  Net Cash Provided by/ used in Operating Activities ....    (290,603)      237,714
                                                            ---------     ---------

Cash Flows From Investing Activities:
  Capital Expenditures ..................................     (17,367)     (162,224)
                                                            ---------     ---------
  Net Cash Used In Investing Activities .................     (17,367)     (162,224)
                                                            ---------     ---------

Cash Flows From Financing Activities:
  Issuance of Common Stocks .............................    (130,000)      450,000
                                                            ---------     ---------
Net Cash Provided by Financing ..........................    (130,000)      450,000
                                                            ---------     ---------

Net (Decrease) Increase in Cash & Cash Equivalents ......    (437,970)      525,490

Cash & Cash Equivalents at Beginning of Period ..........     538,635        13,145
                                                            ---------     ---------

Cash & Cash Equivalents at End of Period ................   $ 100,665     $ 538,635
                                                            =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
  Interest ..............................................       7,782        10,754
  Income Taxes ..........................................           0             0
                                                            =========     =========
NON-CASH TRANSATIONS
Common stock issued in exchange for services ............   $ 314,500     $ 100,000
                                                            =========     =========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
For the Three-Months Ended March 31, 2001
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization – Nature of Operations

The Company was formed on November 8, 1996, and incorporated under the laws of the State of Colorado. The Company spent several months of preparation and research before beginning formal operations on March 10, 1997. No financial transactions occurred in 1996. The Company is primarily engaged in mortgage banking . The Company official changed its name to Entrust Financial Services, Inc. as of April 6, 2001.

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

In December 2000, we purchased certain selected assets, customers and software from Allegro Software, Inc. (a private company). This was an asset purchase agreement represented by the issuance of one million five hundred thousand shares of Common Stock to Entrust Financial Services, Inc. in exchange for the purchased assets.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
For the Three-Months Ended March 31, 2001
(Unaudited)

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of mortgage notes receivable. The Company grants credit to mortgage borrowers nationwide. Concentrations of credit with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and the fact that the commissions and fees paid to the Company are remitted to the Company within a short period after the closing. As of March 31, 2001, the Company has no account with more than $100,000, thus the company does not have a significant concentration of credit risk with regard to their financial instruments.

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

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
For the Three-Months Ended March 31, 2001
(Unaudited)

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

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
For the Three-Months Ended March 31, 2001
(Unaudited)

Note 2 - Notes Receivable

Notes receivable as of March 31, 2001 consist of the following:

  Note receivable from EMB Mortgage dated 1/21/98 with an
  interest rate of prime plus 4.25% annually.  Payable upon demand.     $100,000

  Note receivable from EMB Mortgage dated 3/18/99 with no
  interest.  Payable upon demand.                                         90,512

  Note receivable from DC Holding dated 12/22/2000 with no
  interest.  Payable by 6/30/2001                                         75,000

  Note receivable from Scott Sax and Patricia Saunders
  dated 3/31/2001 with no interest rate.  Payable upon demand.            12,814
                                                                         -------
          Total Notes Receivable                                        $278,326
                                                                        ========

Note 3 - Note Payable

Notes payable as of March 31, 2001 consist of the following:

  Note payable to Harsh Development dated Aug. 24, 1999, with an
  annual interest rate of 24% with a maturity date of May 23, 2001.     $ 50,000

  Note payable to Scott Sax and Patricia Saunders dated June, 2000,
  with no interest and payable upon demand.                               97,217

  Note payable to Jerry Burden dated April 20, 2000.  With an annual
  interest rate of 13.5% with a maturity date of April 3, 2002.          100,000

  Note payable to Jerry Burden dated April 20, 2000.  With an annual
  interest rate of 10% with a maturity date of July 30, 2001.             23,220
                                                                        --------

          Total notes payable                                           $270,437
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

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
For the Three-Months Ended March 31, 2001
(Unaudited)

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

Note 7 – Commitments

The Company leases its’ offices under long-term leases that are accounted for as operating leases. Future minimum rental payments on all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

                    Year Ending                         Offices
                    -----------                         -------

                    March 12, 2001                     $ 157,068
                    March 12, 2002                       157,068
                                                        --------
                                                       $ 314,136
                                                        ========

Note 8 – Income Taxes

Significant components of the Company’s deferred tax liabilities and assets are as follows:

   Deferred Tax Liability                             $         0
                                                      ===========
   Deferred Tax Assets
         Net Operating Loss Carryforwards             $ 2,485,307
         Book/Tax Differences in Bases of Assets          377,572
         Less Valuation Allowance                      (2,862,879)
                                                      -----------
   Total Deferred Tax Assets                          $         0
                                                      ===========
   Net Deferred Tax Liability                         $         0
                                                      ===========

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
For the Three-Months Ended March 31, 2001
(Unaudited)

Note 8 – Income Taxes (Cont)

As of March 31, 2001, the Company had a net operating loss carryfoward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company’s ability to generate taxable income during the carryforward period, Because the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company’s effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2013.

Note 9 – Loans Receivable and Warehouse Line Payable

Loan receivable represents loans that have been placed for purchase as of March 31, 2001. The Warehouse Line Payable is the amount of money set aside to finance these Loans receivable. These items are offset items.

Note 10 – Legal Proceedings

We have a pending lawsuit in connection with our acquisition of the assets of Vision One Technologies, Inc. The case has been deferred pending the outcome of criminal actions pertaining to one of the defendants.

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Entrust Financial Services, Inc.
Denver, CO

We have reviewed the accompanying consolidated balance sheet of Entrust Financial Services, Inc. and subsidiaries as of March 31, 2001 and the related consolidated statement of income and cash flow for the three-months ended March 31, 2001, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as December 31, 2000 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein). In report dated April 13, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Michael Johnson & Co., LLC
Denver, CO
May 11, 2001

ITEM 2. Management’s Discussion and Analysis of FinanciaL Condition and Results of Operations.

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

        Results of Operations

        We continue to be marginally unprofitable for the three months ended March 31, 2001, although revenues are significantly higher compared to the same period in the previous year. We are near positive cash flow. The majority of our loss consists of non cash items, such as amortization and depreciation. For the three months ended March 31, 2001, the Company had revenues of $1,724,384, compared to revenues of $1,357,436 for the same period ended March 31, 2000. Total expenses for the three months ended March 31, 2001 were $1,861,489compared to expenses of $1,462,007 for the same period ended March 31, 2000. The major components of operating expenses are independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

        As a result, we had a net loss of $137,105for the three months ended March 31, 2001, compared to $104,571 for the same period ended March 31, 2000. The net loss per share for the three months ended March 31, 2001 and 2000 were $0.01 and $0.02, respectively.

        Our mortgage operations themselves are profitable. The unprofitability of the combined companies is as a result of our increased software expenses relating to the integration of our acquisition of the Allegro Software operations and large general and administrative expenses which concluded in the first quarter from the winding down of discontinued operations of our Focvs ASP. We believe that we will see significant cost savings as a result. We originally projected overall company profitability during the last half of the fiscal year, and we now expect to reach overall profitability sooner. We plan to continue our emphasis on our core mortgage origination operations and associated activities.

        Liquidity and Capital Resources

        As of the end of the reporting period, we had cash or cash equivalents of $100,665, compared to $538,635 for the previous year.

        Net cash used by our operating activities was $290,603 for the three months ended March 31, 2001, compared to net cash provided of $237,714 for the three months ended March 31, 2000.

        Cash flows used for investing activities were $17,367 for the three months ended March 31, 2001, compared to $162,224 for the three months ended March 31, 2000.

        We generated $130,000 from financing activities for the three months ended March 31, 2001, compared to raising $450,000 for the three months ended March 31, 2000.

        We exchanged common stock valued at $314,500 for services for the three months ended March 31, 2001, compared to $100,000 for the three months ended March 31, 2000.

        Our cash and cash equivalents are still not sufficient to meet our proposed business plan. We must look at ways to generate sufficient cash and cash equivalents to meet our mortgage company requirements. We are looking at a private placement or debt financing to fund our mortgage company requirements. During the reporting period, we raised $50,000.

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

                                                                                                                                          ENTRUST FINANCIAL SERVICES, INC.

Dated:    05/14/01                                                                                                              By:    /s/ Patricia W. Saunders
                                                                                                                                                       Patricia W. Saunders
                                                                                                                                                       Chief Financial and Accounting Officer
                                                                                                                                                       Director