Form 10QSB
period 2001-06-30
ENTRUST FINANCIAL SERVICES INC
filed 2001-08-14
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

(  ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                                              For the transition period from _______________ to ______________.

Commission File No.0-23965

ENTRUST FINANCIAL SERVICES, INC.
(Exact name of Registrant as specified in its charter)

                                                               Colorado                                                                                                                                    84-1374481
                                                 (State or other jurisdiction                                                                                                 (IRS Employer File Number)
                                                  of incorporation)

6795 E. Tennessee Ave., 5th Floor, Denver, CO        80224
(Address of principal executive offices)                      (Zip Code)

(303) 322-6999
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of June 30, 2001 were 22,686,227 common shares.

References in this document to “us,” “we,” or “the Company” refer to Entrust Financial Services, Inc, its predecessors and its subsidiaries.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheet
For the Six-Months Ended June 30, 2001

                                                        Six Months          Year
                                                          Ended             Ended
                                                       June 30, 2001    Dec. 31, 2000
                                                       -------------    -------------
ASSETS:
------

Current assets:
  Cash .............................................   $    429,778    $    108,119
  Accounts Receivable ..............................        629,968         277,203
  Inventory parts ..................................          1,924               0
  Note Receivable - Note 2 .........................        362,945         265,512
  Loans Receivable .................................        573,431               0
  Loans Receivable - Warehouse .....................     12,454,346       6,871,880
                                                       ------------    ------------
      Total current assets .........................     14,452,392       7,522,714
                                                       ------------    ------------

Fixed assets - Note 1
  Computers & Equipment ............................      1,065,601       1,016,559
  Software .........................................            175               0
  Furniture & Fixtures .............................        196,612         230,070
  Leasehold Improvements ...........................              0          12,424
                                                       ------------    ------------
      Total fixed assets ...........................      1,262,388       1,259,053
        Less accumulated depreciation ..............       (238,502)       (119,133)
                                                       ------------    ------------
          Net fixed assets .........................      1,023,886       1,139,920
                                                       ------------    ------------

Other assets:
  Prepaid Expenses .................................        115,999         116,593
  Marketable Security ..............................         27,500         175,500
  Title Co. Advances ...............................        161,545         124,347
  Intangible Assets ................................      1,865,641       1,865,641
  Deposit ..........................................         13,595          13,495
                                                       ------------    ------------
                                                          2,184,280       2,295,576
      Less Amortization ............................       (224,709)       (185,406)
                                                       ------------    ------------
        Total other assets .........................      1,959,571       2,110,170
                                                       ------------    ------------

TOTAL ASSETS .......................................   $ 17,435,849    $ 10,772,804
                                                       ============    ============

LIABILITIES AND EQUITY
----------------------

Current liabilities:
  Accounts payable .................................   $    282,124    $    381,650
  Accrued Expenses .................................         85,672          17,711
  Notes Payable - Note 3 ...........................         65,027         113,688
  Current Portion - Long-term debt .................         40,000          40,000
  Loan Payables ....................................        355,463          67,982
  Debenture Payable ................................        162,100               0
  Warehouse Line Payable - Note 8 ..................     12,567,967       6,682,874
                                                       ------------    ------------
      Total current liabilities ....................     13,558,353       7,303,905
                                                       ------------    ------------

Long-Term Debt .....................................        515,091          60,000
                                                       ------------    ------------

Stockholder's equity:
  Preferred stock, $.0000001 Par Value
    1,000,000 Shares Authorized. None Issued .......              0               0
  Common stock, $.0000001 Par Value
    50,000,000 Shares Authorized, 22,686,227 were
    issued and outstanding for 2001 and 18,553,927 .              2               1
    were issued and outstanding for 2000

Additional Paid-In Cash ............................      6,467,315       6,134,672
Retained Earnings (Deficit) ........................     (2,589,821)     (2,725,774)
                                                       ------------    ------------
     Total Stockholders' Equity ....................      3,877,496       3,408,899
                                                       ------------    ------------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY: ..........   $ 17,435,849    $ 10,772,804
                                                       ============    ============

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Operations
For the Six-Months Ended June 30, 2001
(Unaudited)

                                                 Six Months     Six Months
                                                    Ended          Ended
                                                June 30, 2001  June 30, 2000
                                                -------------  -------------
REVENUE:
Loan Origination Fees .......................   $  4,055,475   $  2,712,576
Computer Sales ..............................         34,104              0
Miscellaneous Income ........................         21,749          1,166
                                                ------------   ------------

Total Revenue ...............................      4,111,328      2,713,742

OPERATING EXPENSES:
Loan Origination Costs ......................      2,534,338      2,713,924
Computer Costs ..............................        132,401              0
General & Administrative ....................      1,308,636        408,965
                                                ------------   ------------

Total Operating Expenses ....................      3,975,375      3,122,889
                                                ------------   ------------

NET INCOME (DEFICIT) ........................   $    135,953   $   (409,147)
                                                ============   ============

NET GAIN (LOSS) PER COMMON STOCK ............   $       0.01   $      (0.03)
                                                 ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING .........     20,404,927     14,188,324
                                                ============   ============

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDER'S EQUITY
June 30, 2001
(Unaudited)

                                               COMMON STOCKS         Additional      Retained          Total
                                           ---------------------       Paid-in       Earnings      Stockholder's
                                           Shares         Amount       Capital       (Deficit)         Equity
                                           ------         ------     ----------      --------      -------------

Issuance of stock for cash & services ..  6,953,406    $         1    $   108,510    $         0    $   108,511
Net loss for year ......................     (3,080)        (3,080)
                                        -----------    -----------    -----------    -----------    -----------

Balance December 31, 1997 ..............  6,953,406              1        108,510         (3,080)       105,431

Issuance of stock for cash .............     12,900              0         10,750              0         10,750
Cancelled stock ........................     (7,500)             0         (6,250)             0         (6,250)
Issuance of stock for cash .............     49,995              0         24,998         24,998
Net loss for year ......................          0        (67,566)       (67,566)
                                        -----------    -----------    -----------    -----------    -----------

Balance December 31, 1998 ..............  7,008,801              1        138,008        (70,646)        67,363
                                        -----------    -----------    -----------    -----------    -----------

Issuance of stock for acquisition ......  5,100,000              0      2,889,412              0      2,889,412
Issuance of stock for cash .............  1,253,199              0        891,839              0        891,839
Issuance of stock for services .........    300,000              0         50,000         50,000
Net loss for the year ..................          0              0              0     (1,269,058)    (1,269,058)
                                        -----------    -----------    -----------    -----------    -----------

Balance December 31, 1999 .............. 13,662,000              1      3,969,259     (1,339,704)     2,629,556
                                        -----------    -----------    -----------    -----------    -----------

Issuance of stock for services .........    745,000              0        126,650        126,650
Issuance of stock for cash .............  1,091,664              0        700,000              0        700,000
Issuance of stock for repayment
   of Debenture ........................  2,856,263              0        500,000              0        500,000
Issuance of stock for acquistion .......    200,000              0        838,763              0        838,763
Net loss for year ......................          0              0              0     (1,386,070)    (1,386,070)
                                        -----------    -----------    -----------    -----------    -----------

Balance December 31, 2000 .............. 18,554,927              1      6,134,672     (2,725,774)     3,408,899
                                        -----------    -----------    -----------    -----------    -----------

Issuance of stock for acquisition ......  1,300,000              1              0              0              1
Issuance of stock for cash .............    250,000              0        100,000              0        100,000
Issuance of stock for services .........    300,000              0         30,000              0         30,000
Issuance of stock for services .........    635,336              0         60,929              0         60,929
Issuance of stock for cash .............    271,892              0         78,314              0         78,314
Net loss for period ....................          0              0              0        135,953        135,953
                                        -----------    -----------    -----------    -----------    -----------

Balance June 30, 2001 .................. 21,312,155    $         2    $ 6,403,915    $(2,589,821)   $ 3,814,096
                                        ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Cash Flow
For the Six-Months Ended June 30, 2001
(Unaudited)

                                                         Six Months    Six Months
                                                           Ended          Ended
                                                       June 30, 2001  June 30, 2000
                                                       -------------  -------------

Cash Flows from Operating Activities:

Net Income (Loss) ....................................   $ 135,953    $(409,147)
Adjustments to reconcile net loss to net cash
used for operating activities
Depreciation and Amortization ........................     158,672       52,073
Stock issued for services ............................     129,329      106,800

Changes in Assets & Liabilities:

Notes Receivable .....................................     (97,433)    (283,482)
Accounts Receivable ..................................    (352,765)           0
Loans Receivable .....................................    (573,431)      (2,209)
Prepaid Expenses .....................................      (1,985)           0
Marketable Security ..................................     148,000            0
Title Co. Advances ...................................      37,198            0
Inventory parts ......................................      (1,924)           0
     Deposits ........................................        (100)        (532)
Accounts Payable .....................................     (99,526)      31,602
Notes Payable ........................................     (48,661)    (325,811)
Loans Payable ........................................     287,481            0
  Intangibles ........................................           0       (9,463)
Debenture Payable ....................................     162,100     (150,000)
Accrued Expenses .....................................      67,961            0
                                                         ---------    ---------

Net Cash Provided by Operating Activities ............     (49,131)    (990,169)

Cash Flows Used for Investing Activities:

Capital Expenditures .................................      (3,335)     (44,536)
                                                         ---------    ---------

Net Cash Used for Investing Activities ...............      (3,335)     (44,536)

Cash Flows from Financing Activities:

Issuance of Common Stocks ............................     203,314      775,000
                                                         ---------    ---------

Net Cash Provided by Financing .......................     203,314      775,000

Net Increase in Cash & Cash Equivalents ..............     150,848     (259,705)

Cash & Cash Equivalents at Beginning of Period .......     278,930      538,635
                                                         ---------    ---------

Cash & Cash Equivalents at End of Period .............   $ 429,778    $ 278,930
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
     Interest ........................................     438,083       67,201
 Income Taxes ........................................           0            0
                                                         =========    =========
NON-CASH TRANSATIONS
Common stock issued in exchange for services .........   $ 129,329    $ 106,800
                                                         =========    =========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
For the Six-Months Ended June 30, 2001
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization – Nature of Operations

The Company was formed on November 8, 1996, and incorporated under the laws of the State of Colorado. The Company spent several months of preparation and research before beginning formal operations on March 10, 1997. No financial transactions occurred in 1996. The Company is primarily engaged in mortgage banking . The Company officially changed its name to ENTRUST FINANCIAL SERVICES, INC. as of December 28, 2000.

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

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
For the Six-Months Ended June 30, 2001
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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of mortgage notes receivable. The Company grants credit to mortgage borrowers nationwide. Concentrations of credit with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and the fact that the commissions and fees paid to the Company are remitted to the Company within a short period after the closing. As of June 30, 2001, the Company has one account with $246,810, which could have a significant concentration of credit risk with regard to this financial instrument.

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
For the Six-Months Ended June 30, 2001
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
         Computer Software                           3 years

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

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
For the Six-Months Ended June 30, 2001
(Unaudited)

Note 2 - Notes Receivable

Notes receivable as of June 30, 2001 consist of the following:

   Note receivable from EMB Mortgage dated 1/21/98 with an
   interest rate of prime plus 4.25% annually.  Payable upon demand.    $100,000

   Note receivable from EMB Mortgage dated 3/18/99 with no
   interest rate.  Payable upon demand.                                   90,512

   Note receivable from DC Holding dated 12/23/2000 with no
   interest payable.  Payable 9/30/2001.                                  75,000

   Note receivable from Scott Sax and Patricia Saunders
   dated 3/13/2001 with no interest. Payable upon demand.                 97,433
                                                                       ---------

            Total Notes Receivable                                     $ 362,945
                                                                        ========

Note 3 - Note Payable

Notes payable as of June 30, 2001 consist of the following:

    Notes payable to Harsh Development dated August 24, 1999 with
    an annual interest rate of 24% with a maturity date of Sept. 2001   $ 50,000

    Note payable to Jerry Burden dated April 20, 2000.  With an annual
    interest rate of 10% with a maturity date of July 30, 2001.           16,027
                                                                        --------

                      Total notes payable                               $ 65,027
                                                                        ========

Debenture

A convertible debenture was agreed upon on April 2, 2001 in the amount of $162,100 with an annual interest rate of 16% with a maturity date of April 2, 2003.

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
For the Six-Months Ended June 30, 2001
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

Note 6 – Marketable Security

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

Note 7 – Commitments

The Company leases its’ offices under long-term leases that are accounted for as operating leases. Future minimum rental payments on all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

                   Year Ending                        Offices
                   -----------                        -------

                   March 12, 2001                   $ 108,650
                   March 12, 2002                     108,650
                                                    ---------
                                                    $ 217,300
                                                    =========

Note 8 – Income Taxes

Significant components of the Company’s deferred tax liabilities and assets are as follows:

    Deferred Tax Liability                              $         0
                                                        ===========
    Deferred Tax Assets
             Net Operating Loss Carryforwards           $ 2,212,249
             Book/Tax Differences in Bases of Assets        377,572
             Less Valuation Allowance                    (2,589,821)
                                                        -----------
    Total Deferred Tax Assets                           $         0
                                                        ===========
    Net Deferred Tax Liability                          $         0
                                                        ===========

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
For the Six-Months Ended June 30, 2001
(Unaudited)

Note 8 – Income Taxes (Cont)

As of June 30, 2001, the Company had a net operating loss carryfoward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company’s ability to generate taxable income during the carryforward period, Because the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company’s effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2013.

Note 9 – Loans Receivable and Warehouse Line Payable

Loan receivable represents loans that have been placed for purchase as of June 30, 2001. The Warehouse Line Payable is the amount of money set aside to finance these Loans receivable. These items are offset items.

Note 10 – Subsequent Events

On May 23, 2001 an agreement was reached with EMB Mortgage. A promissory note was received and a fully-executed General Release and Settlement Agreement were filed along with a Dismissal and fully executed copy of the Settlement Agreement. The promissory note has a maturity date of September 30, 2002 with an annual interest rate of 10%.

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Entrust Financial Services, Inc.
Denver, CO

We have reviewed the accompanying consolidated balance sheet of Entrust Financial Services, Inc., and its subsidiaries as of June 30, 2001 and the related consolidated statement of income and cash flow for the six-months ended June 30, 2001, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as December 31, 1999 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein). In report dated March 22, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Michael Johnson & Co., LLC
Denver, CO
August 9, 2001

ITEM 2.    Managements Discussion and Analysis of Financial Condition and Results of Operations.:

         Forward-Looking Statements:

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

        Results of Operations:

        We have had the first profitable period in our company’s history. Our revenues have also substantially increased for this period. For the six months ended June 30, 2001 we had total revenues of $4,055,475, compared to total revenues of $2,712,576 for the same period ended June 30, 2000. Total operating expenses for the six months ended June 30, 2001 were $3,975,375 compared to expenses of $3,122,889 for the same period ended June 30, 2000. The major components of operating expenses are independent contractor fees, commissions, payroll and associated payroll costs, general and health insurance costs, rent and telephone expenses. Our expenses include $258,502 in non cash expenses such as amortization and depreciation. However, we had a net profit of $135,953, or $0.01 per share for the six months ended June 30, 2001, compared to a loss of $409,147, or $(0.03) per share for the same period ended June 30, 2000.

        Our mortgage operations continue to contribute most to our overall profitability. In addition, our Allegro Software division of A.I. Dynamics is at breakeven. We anticipate that the Entrust Homes project will be booking its first revenues in the third quarter. A significant portion of the expenses for the 6 months ended June 30 were a result of our discontinued ASP operations, which were originally terminated in the first fiscal quarter. The substantial part of these expenses have been taken and are non-recurring.

        As a result of our strong mortgage operations and our anticipated contributions from our other subsidiaries, we expect our profitability to continue through the remainder of the year. As a profitable company , we expect to be able to meet the capital requirement of our increased business. We also intend to retire portions of our debt in the third quarter.

        Liquidity and Capital Resources:

        As of the end of the reporting period, we had cash or cash equivalents of $429,778, compared to $278,930 for the previous year.:

        Net cash used by our operating activities was $49,131 for the six months ended June 30, 2001, compared to net cash used of $990,169 for the six months ended June 30, 2000.

        Cash flows used for investing activities were $3,335 for the six months ended June 30, 2001, compared to $44,536 for the six months ended June 30, 2000.

        We raised $203,314 from the issuance of common stock for financing activities for the six months ended June 30,2001, compared to $775,000 for the six months ended June 30, 2000.

        We issued $129,329 in common stock in exchange for services for the six months ended June 30, 2001, compared to $106,800 in common stock in exchange for services for the six months ended June 30, 2000.

        At our current level of operations, our cash and cash equivalents are sufficient to meet our requirements. We are considering debt financing to fund our business expansion requirements, but have no specific plans at this time. Otherwise, we have no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by us. We do not intend to pay dividends in the foreseeable future.

PART II-OTHER INFORMATION:

ITEM 1.    Legal Proceedings:

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

ITEM 2.    Changes in Securities and Use of Proceeds. None.

ITEM 3.    Defaults upon Senior Securities. None.

ITEM 4.    Submission of Matters to a Vote of Security Holders. None

ITEM 5.    Other Information. None.

ITEM 6.    Exhibits and Reports on Form 8-K.:

        None

        No reports on Form 8-K were filed as of the most recent fiscal quarter.:

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                          ENTRUST FINANCIAL SERVICES, INC.

Dated:    08/13/01                                                                                                              By:    /s/ Patricia W. Saunders
                                                                                                                                                       Patricia W. Saunders
                                                                                                                                                       Chief Financial and Accounting Officer
                                                                                                                                                       Director