Form 10QSB/A
period 2001-06-30
ENTRUST FINANCIAL SERVICES INC
filed 2001-09-07
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheet
For the Six-Months Ended June 30, 2001

                                                         Six Months          Year
                                                            Ended            Ended
                                                        June 30, 2001    Dec. 31, 2000
                                                        -------------    -------------
ASSETS:
------

Current assets:
 Cash ..............................................   $    429,778    $    108,119
 Accounts Receivable ...............................        629,968         277,203
 Inventory parts ...................................          1,924               0
 Note Receivable - Note 2 ..........................        362,945         265,512
 Loans Receivable ..................................        573,431               0
 Loans Receivable - Warehouse ......................     12,454,346       6,871,880
                                                       ------------    ------------
         Total current assets ......................     14,452,392       7,522,714
                                                       ------------    ------------

Fixed assets - Note 1
 Computers & Equipment .............................      1,065,601       1,016,559
 Software ..........................................            175               0
 Furniture & Fixtures ..............................        196,612         230,070
 Leasehold Improvements ............................              0          12,424
                                                       ------------    ------------
      Total fixed assets ...........................      1,262,388       1,259,053
 Less accumulated depreciation .....................       (238,502)       (119,133)
                                                       ------------    ------------
      Net fixed assets .............................      1,023,886       1,139,920
                                                       ------------    ------------

Other assets:
 Prepaid Expenses ..................................        115,999         116,593
 Marketable Security ...............................         27,500         175,500
 Title Co. Advances ................................        161,545         124,347
 Intangible Assets .................................      1,865,641       1,865,641
 Deposit ...........................................         13,595          13,495
                                                       ------------    ------------
                                                          2,184,280       2,295,576
 Less Amortization .................................       (224,709)       (185,406)
                                                       ------------    ------------
    Total other assets .............................      1,959,571       2,110,170
                                                       ------------    ------------

 TOTAL ASSETS ......................................   $ 17,435,849    $ 10,772,804
                                                       ============    ============

LIABILITIES AND EQUITY
----------------------

Current liabilities:
 Accounts payable ..................................   $    282,124    $    381,650
 Accrued Expenses ..................................         85,672          17,711
 Notes Payable - Note 3 ............................         65,027         113,688
 Current Portion - Long-term debt ..................         40,000          40,000
 Loan Payables .....................................        355,463          67,982
 Debenture Payable .................................        162,100               0
 Warehouse Line Payable - Note 8 ...................     12,567,967       6,682,874
                                                       ------------    ------------
     Total current liabilities .....................     13,558,353       7,303,905
                                                       ------------    ------------

Long-Term Debt .....................................        515,091          60,000
                                                       ------------    ------------

Stockholder's equity:
 Preferred stock, $.0000001 Par Value
  1,000,000 Shares Authorized. None Issued .........              0               0
 Common stock, $.0000001 Par Value
  50,000,000 Shares Authorized, 22,686,227 were
  issued and outstanding for 2001 and 18,554,927....              2               1
  were issued and outstanding for 2000

 Additional Paid-In Cash ...........................      6,467,315       6,134,672
 Retained Earnings (Deficit) .......................     (2,589,821)     (2,725,774)
                                                       ------------    ------------
      Total Stockholders' Equity ...................      3,877,496       3,408,899
                                                       ------------    ------------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY: ..........   $ 17,435,849    $ 10,772,804
                                                       ============    ============

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Operations
For the Six-Months Ended June 30, 2001
(Unaudited)

                                                 Six Months     Six Months
                                                    Ended          Ended
                                                June 30, 2001  June 30, 2000
                                                -------------  -------------
REVENUE:
 Loan Origination Fees .......................   $  4,055,475   $  2,712,576
 Computer Sales ..............................         34,104              0
 Miscellaneous Income ........................         21,749          1,166
                                                 ------------   ------------

Total Revenue ................................      4,111,328      2,713,742

OPERATING EXPENSES:
 Loan Origination Costs ......................      2,534,338      2,713,924
 Computer Costs ..............................        132,401              0
 General & Administrative ....................      1,308,636        408,965
                                                 ------------   ------------

Total Operating Expenses .....................      3,975,375      3,122,889
                                                 ------------   ------------

NET INCOME (DEFICIT) .........................   $    135,953   $   (409,147)
                                                 ============   ============

NET GAIN (LOSS) PER COMMON STOCK .............   $       0.01   $      (0.03)
                                                  ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING ..........     20,404,927     14,188,324
                                                 ============   ============

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDER'S EQUITY
June 30, 2001
(Unaudited)

                                                COMMON STOCKS          Additional     Retained       Total
                                             --------------------        Paid-in      Earnings    Stockholder's
                                             Shares        Amount        Capital      (Deficit)      Equity
                                             ------        ------      ----------     --------    -------------

Issuance of stock for cash & services ....   6,953,406  $         1   $   108,510   $         0   $   108,511
Net loss for year ........................      (3,080)      (3,080)
                                           -----------  -----------   -----------   -----------   -----------

Balance December 31, 1997 ................   6,953,406            1       108,510        (3,080)      105,431

Issuance of stock for cash ...............      12,900            0        10,750             0        10,750
Cancelled stock ..........................      (7,500)           0        (6,250)            0        (6,250)
Issuance of stock for cash ...............      49,995            0        24,998        24,998
Net loss for year ........................           0      (67,566)      (67,566)
                                           -----------  -----------   -----------   -----------   -----------

Balance December 31, 1998 ................   7,008,801            1       138,008       (70,646)       67,363
                                           -----------  -----------   -----------   -----------   -----------

Issuance of stock for acquisition ........   5,100,000            0     2,889,412             0     2,889,412
Issuance of stock for cash ...............   1,253,199            0       891,839             0       891,839
Issuance of stock for services ...........     300,000            0        50,000        50,000
Net loss for the year ....................           0            0             0    (1,269,058)   (1,269,058)
                                           -----------  -----------   -----------   -----------   -----------

Balance December 31, 1999 ................  13,662,000            1     3,969,259    (1,339,704)    2,629,556
                                           -----------  -----------   -----------   -----------   -----------

Issuance of stock for services ...........     745,000            0       126,650       126,650
Issuance of stock for cash ...............   1,091,664            0       700,000             0       700,000
Issuance of stock for repayment
  of Debenture ...........................   2,856,263            0       500,000             0       500,000
Issuance of stock for acquistion .........     200,000            0       838,763             0       838,763
Net loss for year ........................           0            0             0    (1,386,070)   (1,386,070)
                                           -----------  -----------   -----------   -----------   -----------

Balance December 31, 2000 ................  18,554,927            1     6,134,672    (2,725,774)    3,408,899
                                           -----------  -----------   -----------   -----------   -----------

Issuance of stock for acquisition ........   1,300,000            1             0             0             1
Issuance of stock for cash ...............     500,000            0       100,000             0       100,000
Issuance of stock for services ...........     300,000            0        30,000             0        30,000
Issuance of stock for services ...........   1,385,336            0        99,329             0        99,329
Issuance of stock for cash ...............     645,964            0       103,314             0       103,314
Net loss for period ......................           0            0             0       135,953       135,953
                                           -----------  -----------   -----------   -----------   -----------

Balance June 30, 2001 ....................  22,686,227  $         2   $ 6,467,315   $(2,589,821)  $ 3,877,496
                                           ===========  ===========   ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Cash Flow
For the Six-Months Ended June 30, 2001
(Unaudited)

                                                        Six Months     Six Months
                                                          Ended           Ended
                                                      June 30, 2001   June 30, 2000
                                                      -------------   -------------

Cash Flows from Operating Activities:

 Net Income (Loss) ..................................   $ 135,953    $(409,147)
 Adjustments to reconcile net loss to net cash
   used for operating activities
 Depreciation and Amortization ......................     158,672       52,073
 Stock issued for services ..........................     129,329      106,800

Changes in Assets & Liabilities:

 Notes Receivable ...................................     (97,433)    (283,482)
 Accounts Receivable ................................    (352,765)           0
 Loans Receivable ...................................    (573,431)      (2,209)
 Prepaid Expenses ...................................      (1,985)           0
 Marketable Security ................................     148,000            0
 Title Co. Advances .................................      37,198            0
 Inventory parts ....................................      (1,924)           0
 Deposits ...........................................        (100)        (532)
 Accounts Payable ...................................     (99,526)      31,602
 Notes Payable ......................................     (48,661)    (325,811)
 Loans Payable ......................................     287,481            0
 Intangibles ........................................           0       (9,463)
 Debenture Payable ..................................     162,100     (150,000)
 Accrued Expenses ...................................      67,961            0
                                                        ---------    ---------

Net Cash Provided by Operating Activities ...........     (49,131)    (990,169)

Cash Flows Used for Investing Activities:

 Capital Expenditures ...............................      (3,335)     (44,536)
                                                        ---------    ---------

Net Cash Used for Investing Activities ..............      (3,335)     (44,536)

Cash Flows from Financing Activities:

 Issuance of Common Stocks ..........................     203,314      775,000
                                                        ---------    ---------

Net Cash Provided by Financing ......................     203,314      775,000

Net Increase in Cash & Cash Equivalents .............     150,848     (259,705)

Cash & Cash Equivalents at Beginning of Period ......     278,930      538,635
                                                        ---------    ---------

Cash & Cash Equivalents at End of Period ............   $ 429,778    $ 278,930
                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
 Interest ...........................................     438,083       67,201
 Income Taxes .......................................           0            0
                                                        =========    =========
NON-CASH TRANSATIONS
Common stock issued in exchange for services ........   $ 129,329    $ 106,800
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

                                                                                                                                          ENTRUST FINANCIAL SERVICES, INC.

Dated:    09/06/01                                                                                                              By:    /s/ Patricia W. Saunders
                                                                                                                                                       Patricia W. Saunders
                                                                                                                                                       Chief Financial and Accounting Officer
                                                                                                                                                       Director