Form 10QSB
period 2001-09-30
ENTRUST FINANCIAL SERVICES INC
filed 2001-11-13
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

(  ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                                              For the transition period from _______________ to ______________.

Commission File No. 0-23965

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of September 30, 2001 were 22,736,227 common shares.

References in this document to “us,” “we,” or “the Company” refer to Entrust Financial Services, Inc, its predecessors and its subsidiaries.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheet
For the Nine-Months Ended September 30, 2001

                                                      September 30, 2001   December 31, 2000
                                                      ------------------   -----------------
ASSETS:
------

Current assets:
  Cash ................................................   $    486,904    $    108,119
  Accounts Receivable .................................        797,006         277,203
  Note Receivable - Note 2 ............................        596,144         265,512
  Employee Advances ...................................          2,559               0
  Loans Receivable - Warehouse ........................     17,701,784       6,871,880
                                                          ------------    ------------
        Total current assets ..........................     19,584,397       7,522,714
                                                          ------------    ------------

Fixed assets - Note 1
  Computers & Equipment ...............................        197,425       1,016,559
  Software ............................................            175               0
  Furniture & Fixtures ................................        196,612         230,070
  Homes - Entrust Homes ...............................        158,581               0
  Leasehold Improvements ..............................              0          12,424
                                                          ------------    ------------
        Total fixed assets ............................        552,793       1,259,053
           Less accumulated depreciation ..............       (128,715)       (119,133)
                                                          ------------    ------------
                Net fixed assets ......................        424,078       1,139,920
                                                          ------------    ------------

Other assets:
  Prepaid Expenses ....................................        102,907         116,593
  Marketable Security .................................         47,500         175,500
  Title Co. Advances ..................................        303,594         124,347
  Investments .........................................        777,902               0
  Deposit .............................................         13,495          13,495
  Intangible Assets (Net) .............................      1,615,079       1,680,235
                                                          ------------    ------------
        Total other assets ............................      2,860,477       2,110,170
                                                          ------------    ------------

 TOTAL ASSETS .........................................   $ 22,868,952    $ 10,772,804
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable ....................................   $     59,321    $    381,650
  Accrued Expenses ....................................        242,000          17,711
  Notes Payable - Note 3 ..............................        176,048         113,688
  Current Portion - Long-term debt ....................              0          40,000
  Loan Payables .......................................        236,117          67,982
  Debenture Payable ...................................        162,100               0
  Warehouse Line Payable - Note 8 .....................     17,771,050       6,682,874
                                                          ------------    ------------
        Total current liabilities .....................     18,646,636       7,303,905
                                                          ------------    ------------
Long-Term Debt ........................................              0          60,000
                                                          ------------    ------------

Stockholders' equity: .................................              0          60,000
  Preferred stock, $.0000001 Par Value
    1,000,000 Shares Authorized. None Issued ..........              0               0
  Common stock, $.0000001 Par Value
    50,000,000 Shares Authorized, 22,736,227 were
    issued and outstanding for 2001 and 15,994,941 ....              2               1
    were issued and outstanding for 2000

  Additional Paid-In Cash .............................      6,445,315       6,134,672
  Retained Earnings (Deficit) .........................     (2,223,001)     (2,725,774)
                                                          ------------    ------------
        Total Stockholders' Equity ....................      4,222,316       3,408,899
                                                          ------------    ------------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY: .............   $ 22,868,952    $ 10,772,804
                                                          ============    ============

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Operations
For the Three Months and Nine-Months Ended September 30, 2001
(Unaudited)

                                           Three Months    Nine Months  Three Months    Nine Months
                                               Ended          Ended         Ended           Ended
                                             September      September     September       September
                                             30, 2001       30, 2001      30, 2000        30, 2000
                                           ------------    -----------  ------------    ------------
REVENUE:
  Loan Origination Fees ...............  $  2,911,373   $  6,966,848   $  1,354,742    $  4,067,318
  Computer Sales ......................       167,396        201,500              0               0
  Miscellaneous Income ................        17,207         38,956         96,382          97,568
                                         ------------   ------------   ------------    ------------
Total Revenue .........................     3,095,976      7,207,304      1,451,124       4,164,886

OPERATING EXPENSES:
  Loan Origination Costs ..............     1,571,971      4,106,309        574,345       3,288,269
  Computer Costs ......................        71,906        204,307              0               0
  General & Administrative ............     1,085,279      2,393,915      1,218,262       1,627,227
                                         ------------   ------------   ------------    ------------

Total Operating Expenses ..............     2,729,156      6,704,531      1,792,607       4,915,496
                                         ------------   ------------   ------------    ------------

NET INCOME (DEFICIT) ..................  $    366,820   $    502,773   $   (341,483)   $   (750,610)
                                         ============   ============   ============    ============

NET GAIN (LOSS) PER COMMON STOCK ......  $       0.02   $       0.02   $      (0.02)   $      (0.05)
                                         ============   ============   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING ...    22,686,227     22,686,227     15,994,941      15,994,941
                                         ============   ============   ============    ============

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDER’S EQUITY
September 30, 2001
(Unaudited)

                                                   COMMON STOCKS         Additional      Retained          Total
                                               ---------------------       Paid-in       Earnings      Stockholder's
                                               Shares         Amount       Capital       (Deficit)         Equity
                                               ------         ------     ----------      --------      -------------

Issuance of stock for cash & services ...     6,953,406    $         1   $   108,510    $         0    $   108,511
Net loss for year .......................          --             --            --           (3,080)        (3,080)
                                            -----------    -----------   -----------    -----------    -----------

Balance December 31, 1997 ...............     6,953,406              1       108,510         (3,080)       105,431

Issuance of stock for cash ..............        12,900              0        10,750              0         10,750
Cancelled stock .........................        (7,500)             0        (6,250)             0         (6,250)
Issuance of stock for cash ..............        49,995              0        24,998         24,998
Net loss for year .......................          --             --               0        (67,566)       (67,566)
                                            -----------    -----------   -----------    -----------    -----------

Balance December 31, 1998 ...............     7,008,801              1       138,008        (70,646)        67,363
                                            -----------    -----------   -----------    -----------    -----------

Issuance of stock for acquisition .......     5,100,000              0     2,889,412              0      2,889,412
Issuance of stock for cash ..............     1,253,199              0       891,839              0        891,839
Issuance of stock for services ..........       300,000              0        50,000           --           50,000
Net loss for the year ...................             0              0             0     (1,269,058)    (1,269,058)
                                            -----------    -----------   -----------    -----------    -----------

Balance December 31, 1999 ...............    13,662,000              1     3,969,259     (1,339,704)     2,629,556
                                            -----------    -----------   -----------    -----------    -----------

Issuance of stock for services ..........       745,000              0       126,650           --          126,650
Issuance of stock for cash ..............     1,091,664              0       700,000              0        700,000
Issuance of stock for
  repayment of Debenture ................     2,856,263              0       500,000              0        500,000
Issuance of stock for acquistion ........       200,000              0       838,763              0        838,763
Net loss for year .......................             0              0             0     (1,386,070)    (1,386,070)
                                            -----------    -----------   -----------    -----------    -----------

Balance December 31, 2000 ...............    18,554,927              1     6,134,672     (2,725,774)     3,408,899
                                            -----------    -----------   -----------    -----------    -----------

Issuance of stock for acquisition .......     1,300,000              1             0              0              1
Issuance of stock for cash ..............       500,000              0       100,000              0        100,000
Issuance of stock for services ..........       300,000              0        30,000              0         30,000
Issuance of stock for services ..........     1,385,336              0        99,329              0         99,329
Issuance of stock for cash ..............       645,964              0        78,314              0         78,314
Issuance of stock for services ..........        50,000              0         3,000              0          3,000
Net loss for period .....................             0              0             0        502,773        502,773
                                            -----------    -----------   -----------    -----------    -----------

Balance September 30, 2001 ..............    22,736,227    $         2   $ 6,445,315    $(2,223,001)   $ 4,222,316
                                            ===========    ===========   ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Cash Flow
For the Nine-Months Ended September 30, 2001
(Unaudited)

                                                             Nine Months    Nine Months
                                                               Ended          Ended
                                                             September      September
                                                              30, 2001       30, 2000
                                                            ------------    -----------

Cash Flows from Operating Activities:

  Net Income (Loss) ...................................   $    502,773    $   (750,610)
  Adjustments to reconcile net loss to net cash
    used for operating activities
  Depreciation and Amortization .......................         48,885         137,240
  Stock issued for services ...........................        132,329         106,800

Changes in Assets & Liabilities:

  Decrease (Increase) Notes Receivable ................       (330,632)         54,802
  Decrease (Increase) Accounts Receivable .............       (519,803)        109,160
  Decrease (Increase) Loans Receivable Warehouse ......    (10,829,904)      3,192,640
  (Increase) Loans Receivable .........................              0        (159,100)
  (Increase) Employee Advances ........................         (2,559)              0
  Decrease (Increase) Prepaid Expenses ................         13,686         (33,431)
  Decrease (Increase) Marketable Security .............        128,000        (100,000)
  Decrease Intangibles ................................         25,853               0
  (Increase) Title Co. Advances .......................       (179,247)        (59,598)
  (Increase) Investments ..............................       (777,902)              0
  (Increase) Deposits .................................              0            (368)
  Increase (Decrease) Accounts Payable ................       (322,329)         55,119
  Increase Notes Payable ..............................         62,360          94,584
  Increase Loans Payable ..............................        128,135          26,759
  (Decrease) Increase Warehouse Line Payable ..........     11,088,176      (3,229,326)
  (Decrease) Increase Debenture Payable ...............        162,100        (350,000)
  (Decrease) Increase Accrued Payables ................        224,289         (81,412)
                                                          ------------    ------------

Net Cash Used for Operating Activities ................       (445,790)       (986,741)

Cash Flows From Investing Activities:

  Sale of Assets ......................................        804,842               0
  Capital Expenditures ................................       (158,581)        (53,042)
                                                          ------------    ------------

Net Cash Used for Investing Activities ................        646,261         (53,042)

Cash Flows from Financing Activities:

  Issuance of Common Stocks ...........................        178,314       1,098,250
                                                          ------------    ------------

Net Cash Provided by Financing Activities .............        178,314       1,098,250

Net Increase in Cash & Cash Equivalents ...............        378,785          58,467

Cash & Cash Equivalents at Beginning of Period ........        108,119          64,567
                                                          ------------    ------------

Cash & Cash Equivalents at End of Period ..............   $    486,904    $    123,034
                                                          ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
  Interest ............................................   $     38,181    $     56,302
                                                          ============    ============
  Income Taxes ........................................   $          0    $          0
                                                          ============    ============
NON-CASH TRANSATIONS
  Common stock issued in exchange for services ........   $    132,329    $    106,800
                                                          ============    ============

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
September 30, 2001
(Unaudited)

Note 1 – Presentation of Interim Information:

In the opinion of the management of Entrust Financial Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three-months and nine-months ended September 30, 2001 and 2000, and cash flows for the nine-months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2000, and the reader is cautioned to review the Audited Financial Statements for the year ended December 31, 2000 and accompanying footnotes thereto.

ITEM 2.    Managements Discussion and Analysis of Financial Condition and Results of Operations.:

        Results of Operations:

        We have had our second consecutive profitable period. Our revenues have also substantially increased for this period. For the three months ended September 30, 2001, we had total revenues of $3,090,976 compared to revenues of $1,354,742 for the same period ending September 30, 2000. For the three months ended September 30, 2001, we had total operating expenses of $2,729,156 compared to $1,451,124 for the same period in 2000. Earnings were two cents per share for these three months as compared to losses of two cents per share for the same period in 2000. For the nine months ended September 30, 2001 we had total revenues of $7,207,304, compared to total revenues of $4,164,886 for the same period ended September 30, 2000. Total operating expenses for the nine months ended September 30, 2001 were $6,704,531 compared to expenses of $4,915,496 for the same period ended September 30, 2000. The major components of operating expenses are independent contractor fees, commissions, payroll and associated payroll costs, general and health insurance costs, rent and telephone expenses. Our expenses include $259,806 in non-cash expenses such as amortization and depreciation. However, we had a net profit of $502,773, or two cents per share for the nine months ended September 30, 2001, compared to a loss of $750,610, or (five cents) per share for the same period ended September 30, 2000.

        Our mortgage operations continue to contribute most to our overall profitability. To maximize the benefit of this profitable sector in a market favorable to the mortgage industry, we plan to focus our expansion efforts and capital expenditures in our subsidiary Entrust Mortgage.

In the third quarter, we implemented our web based automated underwriting system to the public. Our mortgage broker customers can now access our simplified mortgage application and automated underwriting system on-line and get a virtually instantaneous response with a complete list of required conditions. Due in part to this system, our subsidiary, Entrust Mortgage has been able to handle more mortgage applications with the same number of staff. Our mortgage broker customers can also get conditional approvals twenty-four hours a day, seven days a week.

        We have sold the Allegro Software Division of A.I. Dynamics. Allegro was acquired to offer specific software applications through our intended Application Service Provider (ASP) venture. We discontinued the ASP operation early in 2001. With the success of the mortgage operations and the capital requirements necessary to sustain the projected growth, we have chosen not to invest in developing the upgrade requirements necessary to keep the Allegro Software competitive. As in condition of the sale, we will retain the licensing rights to the software and all future upgrades. The purchaser’s intent is to develop the next generation of the Allegro software.

        We plan to curtail our expenditures in the Entrust Homes project. Entrust Homes will complete the next five homes to demonstrate the viability of a proposed financing project being contemplated by Entrust Mortgage. Thereafter, we plan to make our complete focus on mortgage operations.

        The events of September 11, 2001 adversely affected our September business, yet we were still able to post a profitable month. Since recovering from that business lapse, we are continuing our upward trend. We posted more mortgage fundings in the month in October than in any previous month in our history.

        Since the majority of our overall profitability now is based on mortgage operations, we expect our profitability to be enhanced by our renewed focus, and to continue through the remainder of the fiscal year.

        Liquidity and Capital Resources:

        As of the end of the reporting period, we had cash or cash equivalents of $486,904, compared to $123,034 for the previous year:

        Net cash used by our operating activities was $445,790 for the nine months ended September 30, 2001, compared to net cash used of $986,741 for the nine months ended September 30, 2000.

        Cash flows used for investing activities were $646,261 for the nine months ended September 30, 2001, compared to $53,042 for the nine months ended September 30, 2000.

        Cash flows from our financing activities accounted for $178,314 for the nine months ended September 30, 2001, compared to $1,089,250 for the nine months ended September 30, 2000.

        At our current level of operations, our cash and cash equivalents are sufficient to meet our requirements. We are considering financing to fund our business expansion requirements, but have no specific plans at this time. Otherwise, we have no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by us. We do not intend to pay dividends in the foreseeable future.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this report, including statements of Entrust Financial Services, Inc. (“Entrust”) and management’s expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements, contain forward-looking statements relating to the expected capabilities of Entrust, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that are outside Entrust’s and/or management’s control. Such forward-looking statements include expressions of belief, expectation, contemplation, estimation and other expressions not relating to historical facts and circumstances. These forward-looking statements are subject to numerous risks and uncertainties, including the risk that (i) other companies will develop products and services perceived to be superior than the present and proposed products and services of Entrust; (ii) the products and services may not be marketed effectively by Entrust; (iii) potential customers may find other products and services more suitable for the applications marketed by Entrust; (iv) the future outcome of regulatory and litigation matters are not determinable; (v) the assumptions described in this report underlying such forward-looking statements as well as other risks that may cause such statements not to prove accurate. Any projections or estimates herein made assume certain economic and industry conditions and parameters subject to change. Any opinions and/or projections expressed herein are solely those of Entrust and are subject to change without notice. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors including those described in the context of such forward-looking statements.

PART II-OTHER INFORMATION:

ITEM 1.    Legal Proceedings:

        We are a defendant in a suit with PCMD, Dan and Diane King pertaining to payment of equipment and services purported to be sold to FNET, and Steven Torres. This suit was filed in the Colorado District Court for the City and County of Denver. The suit pertains to who is responsible for payment of equipment allegedly sold to FNET. We are also seeking recovery from PCMD by counterclaim, monies paid to them and an accounting of their liability regarding their role in the fraud perpetrated on the company by Steven Torres and Vision One. The case was set for trial in November of 2001, but that trial was postponed, and a new trial date has yet to be set.

        Our subsidiary, Entrust Mortgage, is defendant in a lawsuit filed by Avondale Funding Corp. The suit is filed in the United States District Court for the Northern District of Alabama. The litigation pertains to representations and warrantees pertaining to mortgage buyback provisions in Entrust Mortgage’s Sellers Agreement with Avondale. Avondale ceased doing business on October 1, 1999, and New South Bank as successors to Avondale is pursing this action. Entrust Mortgage considers the majority of this suit to be frivolous and without merit. Entrust Mortgage also believes that it has significant affirmative defenses and plan to pursue the matter vigorously.

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

ITEM 5.    Other Information. None.

ITEM 6.    Exhibits and Reports on Form 8-K:

        None

        No reports on Form 8-K were filed as of the most recent fiscal quarter.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                          ENTRUST FINANCIAL SERVICES, INC.

Dated:    11/12/01                                                                                                              By:    /s/ Patricia W. Saunders
                                                                                                                                                       Patricia W. Saunders
                                                                                                                                                       Chief Financial and Accounting Officer
                                                                                                                                                       Director