Form 10KSB/A
period 2000-12-31
ENTRUST FINANCIAL SERVICES INC
filed 2002-04-08
CIK 1054303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

                In December, 2000, we acquired certain defined assets and liabilities of Allegro Software, Inc., a private Colorado software company, and integrated those assets and liabilities into our operations. In March , 2002, we restated our financial statements to write off these defined assets and liabilities as a part of Focvs Technologies, Inc. being shown as a discontinued business.

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

        Focvs Technologies, Inc.

                We organized Focvs to develop an application service provider (ASP) to distribute select services to the mortgage industry and other select vertical markets. We developed this project throughout the fiscal year ended December 31, 2000. As a result of market conditions and difficulties which we encountered in technical development, we discontinued the project in December, 2000. In March , 2002, we restated our financial statements to reflect Focvs Technologies, Inc. as a discontinued business.

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

        Also, during the reporting period, we purchased certain selected assets, customers, and software from Allegro Software, Inc., a private company. We have written these assets off as a part of our discontinuation of the Focvs Technologies, Inc. operation.

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

        (i) Proprietary Information

                We own the tradename “Mortgage 2000” and own proprietary computer software which it uses in its operations. Otherwise, we have no proprietary information.

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

Item 2. Description of Properties.

                Our executive offices are located at 6795 E. Tennessee Ave., Fifth Floor, Denver, Colorado 80224. These are also the offices of Entrust. We rent this office on a five year lease at a cost of $13,089 per month from an unaffiliated third party. We also have production offices in California, Nevada, and .Texas. We also own office equipment to furnish all of our offices. We also own the tradename “Mortgage 2000” and “Maestro. ” We own proprietary computer software which we use in our operations. All of our management activities are performed in Colorado.

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

        Results of Operations

                We have restated these financial statements to reflect the write off of all of the assets of Focvs Technologies, Inc., a discontinued business. We had purchased Allegro Software in November, 2000. As of December, 2000, we have written off the software and other assets attributable to the Allegro Software acquisition and our investment in Focvs Technologies, Inc. As a result, our operating expenses and our net loss for this fiscal year will show an increase over what we have previously reported

                In any case, our revenues increased significantly for the twelve months ended December 31, 2000. For the twelve months ended December 31, 2000, we had total revenues of $5,176,760, compared to revenues of $3,399,737 for the same period ended December 31, 1999. Most significantly, our loan origination fees increased for the twelve months ended December 31, 2000 to $4,428,185 compared to loan origination fees of $3,386,987 for the same period ended December 31, 1999.

                Total operating expenses for the twelve months ended December 31, 2000 were $7,370,979, as restated from $6,562,830, compared to total operating expenses of $4,668,795 for the same period ended December 31, 1999. Our general and administrative expenses for the twelve months ended December 31, 2000 were $2,532,185, as restated from $1,724,036, compared to general and administrative expenses of $928,761 for the same period ended December 31, 1999. The increase in operating expenses, as restated, and the increase in general and administrative expenses, as restated, are directly attributable to our write off of the software in the Allegro transaction. Our loan origination costs increased for the twelve months ended December 31, 2000 to $4,025,835 compared to loan origination costs of $3,501,981 for the same period ended December 31, 1999. Our interest expense increased for the twelve months ended December 31, 2000 to $812,959 compared to interest expense of $238,033 for the same period ended December 31, 1999. The major components of operating expenses are independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

                As a result, we had a net loss of $2,194,219, as restated from $1,386,070, for the twelve months ended December 31, 2000, compared to $1,269,058 for the same period ended December 31, 1999. The net loss per share for the twelve months ended December 31, 2000 was $0.14 per share, as restated from $0.09 per share, compared to a net loss of $0.50 per share for the same period ended December 31, 1999. We had significantly more shares outstanding at December 31, 2000.

                As previously stated in our original Form 10-KSB filing, the principal portion of our net loss came as a result of increased interest expense and general and administrative costs. We have discontinued the operations of our Focvs ASP and believe that we will see significant cost savings as a result. We plan to put our emphasis on our core mortgage origination operations and associated activities. We believe that we could achieve profitability during the last half of the fiscal year ended December 31, 2001.

        Liquidity and Capital Resources

                As of December 31, 2000, we had cash or cash equivalents of $108,119, compared to cash or cash equivalents of $64,567 as of December 31, 1999.

                Net cash used by operating activities for us was $986,770 as restated, compared to $160,621, for the twelve months ended December 31, 2000, compared to net cash used of $2,826,569 for the twelve months ended December 31, 1999.

                Cash flows provided by investing activities was $24,067 as restated, compared to ($784,082), for the twelve months ended December 31, 2000, compared to ($463,555) for the twelve months ended December 31,1999. Most of the funds in 2000 were spent in connection with the Focvs operations.

                Cash flows from financing activities accounted for $988,255 for the twelve months ended December 31, 2000, compared to $3,324,977 for the twelve months ended December 31, 1999. We had several small private placements of common shares during the twelve months ended December 31, 2000.

                Our current cash and cash equivalents were not sufficient to completely meet our business plan objectives, particularly the funding of our mortgage origination program, as of the filing of original Form 10-KSB. Our accountants have raised an issue about our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and maintain operations. However, our mortgage business remained profitable and increased in profitability through the end of the December 31, 2001 fiscal year. Our accountants have not raised an issue about our ability to continue as a going concern in our financial statements for the fiscal year ended December 31, 2001. We plan to put most of our emphasis on this business in the next fiscal year.

                We do not intend to pay dividends in the foreseeable future.

Item 7. Financial Statements.

INDEPENDENT AUDITOR’S REPORT

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

/s/ Michael Johnson & Co., LLC
Denver, CO
April 13, 2001
March 27, 2002

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheet
For the Year Ended December 31,

                                                             (Restated)
                                                                2000            1999
                                                                ----            ----
ASSETS:

Current assets:
    Cash ..............................................   $    108,119    $     64,567
    Accounts Receivable ...............................        277,203         404,339
    Note Receivable - Note 2 ..........................        265,512         279,937
    Loans Receivable ..................................      6,871,880      12,166,187
                                                          ------------    ------------

          Total current assets ........................      7,522,714      12,915,030
                                                          ------------    ------------

Fixed assets - Note 1
   Computers & Equipment ..............................        208,410         206,578
   Furniture & Fixtures ...............................        230,070         255,969
   Leasehold Improvements .............................         12,424          12,424
                                                          ------------    ------------
       Total fixed assets .............................        450,904         474,971
          Less accumulated depreciation ...............       (119,133)        (50,005)
                                                          ------------    ------------

               Net fixed assets .......................        331,771         424,966
                                                          ------------    ------------

Other assets:
     Prepaid Expenses .................................        116,593          41,181
    Marketable Security ...............................        175,500         148,000
    Title Co. Advances ................................        124,347         112,900
    Intangible Assets .................................      1,865,641       1,865,641
    Deposit ...........................................         13,495          13,028
                                                          ------------    ------------
                                                             2,295,576       2,180,750
       Less Amortization ..............................       (185,406)        (73,689)
                                                          ------------    ------------

           Total other assets .........................      2,110,170       2,107,061
                                                          ------------    ------------

TOTAL ASSETS ..........................................   $  9,964,655    $ 15,447,057
                                                          ============    ============
LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable ..................................   $    381,650    $    151,308
    Accrued Expenses ..................................         17,711          97,254
    Note Payable - Note 3 .............................        113,688          94,104
    Current portion - Long term debt ..................         40,000            --
    Loan Payable ......................................         67,982            --
    Debenture Payable .................................           --           500,000
    Warehouse Line Payable - Note 8 ...................      6,682,874      11,974,835
                                                          ------------    ------------

        Total current liabilities .....................      7,303,905      12,817,501
                                                          ------------    ------------

Long-Term debt ........................................         60,000            --
                                                          ------------    ------------

Stockholder's equity:
    Preferred stock, $.0000001 Par Value
    1,000,000 Shares Authorized. None Issued ..........           --              --

    Common stock, $.0000001 Par Value
    50,000,000 Shares Authorized,  18,554,927 were
    issued and outstanding for 2000 and 13,662,000
    were issued and outstanding for 1999 ..............              1               1

    Additional Paid-In Cash ...........................      6,134,672       3,969,259
    Retained Earnings (Deficit) .......................     (3,533,923)     (1,339,704)
                                                          ------------    ------------

          Total Stockholders' Equity ..................      2,600,750       2,629,556
                                                          ------------    ------------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY: .............   $  9,964,655    $ 15,447,057
                                                          ============    ============

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Operations

                                      (Restated)                        (Restated)
                                                                           Year           Year
                                   Entrust Financial  Entrust Mortgage     Ended          Ended
                                     December 31,       December 31,    December 31,   December 31,
                                         2000              2000             2000           1999
                                   -----------------  ----------------  ------------  -------------
REVENUE:
    Loan Origination Fees .........  $      --        $ 4,428,185      $ 4,428,185    $ 3,386,987
    Interest Income ...............        4,604          741,826          746,430          4,421
    Miscellaneous Income ..........           38            2,107            2,145          8,329
                                     -----------      -----------      -----------    -----------

Total Revenue .....................        4,642        5,172,118        5,176,760      3,399,737
                                     -----------      -----------      -----------    -----------

OPERATING EXPENSES:
    Loan Origination Costs ........         --          4,025,835        4,025,835      3,501,981
    Interest Expense ..............       61,943          751,016          812,959        238,033
    General & Administrative ......    2,350,230          181,955        2,532,185        928,781
                                     -----------      -----------      -----------    -----------

Total Operating Expenses ..........    2,412,173        4,958,806        7,370,979      4,668,795
                                     -----------      -----------      -----------    -----------

NET INCOME (DEFICIT) ..............  $(2,407,531)     $   213,312      $(2,194,219)   $(1,269,058)
                                     ===========      ===========      ===========    ===========

NET LOSS PER COMMON SHARE ...........                                  $     (0.14)   $     (0.50)
                                                                       ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING..                                   16,108,463      2,545,716
                                                                       ===========    ===========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDER'S EQUITY (DEFICIT)
December 31, 2000

                                                                          (Restated)
                                    COMMON STOCKS          ADDITIONAL      RETAINED         TOTAL
                                 -------------------        PAID-IN        EARNINGS      STOCKHOLDERS'
                                 Shares       Amount        CAPITAL        (DEFICIT)        EQUITY
                                 ------       ------      ---------        --------      -------------

Issuance of stock for
 cash & services .........     6,953,406    $         1   $   108,510    $      --      $   108,511
Net loss for year ........          --             --            --           (3,080)        (3,080)
                             -----------   -----------    -----------    -----------    -----------
Balance December 31, 1997      6,953,406              1       108,510         (3,080)       105,431
                             -----------   -----------    -----------    -----------    -----------
Issuance of stock for cash        12,900           --          10,750           --           10,750
Stock cancelled ..........        (7,500)          --          (6,250)          --           (6,250)
Issuance of stock for cash        49,995           --          24,998           --           24,998
Net loss for year ........          --             --            --          (67,566)       (67,566)
                             -----------   -----------    -----------    -----------    -----------
Balance December 31, 1998      7,008,801              1       138,008        (70,646)        67,363
                             -----------   -----------    -----------    -----------    -----------
Issuance of stock
 for acquisition .........     5,100,000           --       2,889,412           --        2,889,412
Issuance of stock for cash     1,253,199           --         891,839           --          891,839
Issuance of stock
 for services ............       300,000           --          50,000           --           50,000
Net loss for year ........          --             --            --       (1,269,058)    (1,269,058)
                             -----------   -----------    -----------    -----------    -----------
Balance December 31, 1999     13,662,000              1     3,969,259     (1,339,704)     2,629,556
                             -----------   -----------    -----------    -----------    -----------

Issuance of stock
 for services ............       745,000           --         126,650           --          126,650
Issuance of stock for cash     1,091,664           --         700,000           --          700,000
Issuance of stock for
 repayment of Debenture ..     2,856,263           --         500,000           --          500,000
Issuance of stock
 for acquisition .........       200,000           --         838,763           --          838,763
Net loss for year ........          --             --            --       (2,194,219)    (2,194,219)
                             -----------   -----------    -----------    -----------    -----------
Balance December 31, 2000     18,554,927    $         1   $ 6,134,672    $(3,533,923)   $ 2,600,750
                             ===========   ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Cash Flow
For the Year Ended December 31,

                                                          (Restated)
                                                             2000          1999
                                                             ----          ----
Cash Flows from Operating Activities:
    Net Loss ........................................   $(2,194,219)   $(1,269,058)
    Adjustments to reconcile net loss to net cash
        used for operating activities
    Depreciation and Amortization ...................       180,845        121,411
    Stock issued for services .......................       126,650         50,000

Changes in Assets & Liabilities:

    Notes Receivable ................................        14,425       (279,937)
    Accounts Receivable .............................       127,136       (404,339)
    Loans Receivable ................................     5,294,307       (191,352)
    Deposits ........................................          (467)       (11,202)
    Accounts Payable ................................       230,342        150,966
    Notes Payable ...................................       119,584         71,604
    Loans Payable ...................................    (5,291,961)          --
    Debenture .......................................       500,000        500,000
    Intangibles .....................................          --       (1,865,641)
    Accrued Expenses ................................       (75,412)       300,979
                                                        -----------    -----------

Net Cash Provided by Operating Activities ...........      (968,770)    (2,826,569)
                                                        -----------    -----------
Cash Flows from Investing Activities:

    Retirement of Fixed Asset .......................        24,067           --
    Capital Expenditures ............................          --         (463,555)
                                                        -----------    -----------
Net Cash Used for Investing Activities ..............        24,067       (463,555)
                                                        -----------    -----------
Cash Flows from Financing Activities:
    Issuance of Common Stocks .......................       988,255      3,274,977
                                                        -----------    -----------

Net Cash Provided by Financing Activities ...........       988,255      3,274,977
                                                        -----------    -----------

Net Increase (Decrease) in Cash & Cash Equivalents ..        43,552        (15,147)

Cash & Cash Equivalents at Beginning of Period ......        64,567         79,714
                                                        -----------    -----------

Cash & Cash Equivalents at End of Period ............   $   108,119    $    64,567
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest ........................................   $    61,943    $    14,567
                                                        ===========    ===========
    Income Taxes ....................................   $      --      $      --
                                                        ===========    ===========
NON-CASH TRANSATIONS
    Common stock issued in exchange for services ....   $   126,650    $    50,000
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

The Company is a Colorado Corporation organized for the purpose of developing and maintaining the business associated with mortgage banking. The Company’s name has been approved by the State of Colorado division of banking. The Company is an approved banker, which has a correspondent relationship with several large wholesale banks. On April 30, 1999 the Company purchased 100% of Entrust Mortgage, Inc. for eight hundred thousand shares of restricted 144 common stock. Entrust Mortgage, Inc. became a wholly owned subsidiary of Centennial Banc Share Corp. and is included in these consolidated financial statements utilizing the purchase method of accounting.

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
                                               ---------
                                               $ 314,136
                                               =========

Note 8 – Income Taxes

Significant components of the Company’s deferred tax liabilities and assets are as follows:

   Deferred Tax Liability                      $         0
                                               ===========
   Deferred Tax Assets
      Net Operating Loss Carryforwards         $ 3,533,923
      Less Valuation Allowance                  (3,533,923)
                                               -----------
   Total Deferred Tax Assets                   $         0
                                               ===========
   Net Deferred Tax Liability                  $         0
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

Note 11 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operation loss this year. As shown in the financial statements, the Company incurred a net loss of $2,194,219 for 2000 and $1,269,058 for 1999. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Note 12 – Restated Financials

These financials have been restated for the following reason. In November 2000 Allegro Software was purchased with the intent of using the business in conjunction with Focvs Technologies division. In December 2000 a decision was reached to discontinue the Focvs Technologies division and at that time the purchase of this Software should have been written off.

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

        Matthew Connolly

        Mr. Connolly has been a Director since 2000. He is a Certified Public Accountant. In the 1970’s, he became involved with the accounting firm of Kaufman, Rossin, and Company. For more than the past five years, he has had his own accounting firm. He has extensive experience with public companies and profession qualifications in strategic planning, finance, budgeting, as well as public company operations and valuations. Mr. Connolly has a BS degree in Accounting from Northern Arizona University.

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

PART IV

Item 13. Exhibits and Reports on Form 8-K.

                 (a) The following financial information is filed as part of this report:

(1)	Financial Statements

(2)	Schedules

(3)	Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.          Description
----------           -----------
+  3A       Articles of Incorporation

+  3B       Bylaws

+  3C       Articles of Amendment to change name to easy Qual.com, Inc.

+  3D       Articles of Amendment to change name to Entrust Financial
            Services, Inc.

+ 10A       Asset Purchase Agreement with Allegro Software, Inc.

+ 10B       Employment Agreement with Mr. Edward Nichols

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

Dated:    4/05/02                                                                                  By:    /s/ Scott J. Sax
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

Dated:    4/05/02                                                                                  By:    /s/ James Saunders
                                                                                                                           James Saunders
                                                                                                                           Chairman and Director

Dated:    4/05/02                                                                                  By:    /s/ Patricia W. Saunders
                                                                                                                           Patricia W. Saunders
                                                                                                                           Chief Financial and Accounting Officer
                                                                                                                           Director

Dated:    4/05/02                                                                                  By:    /s/ Richard M. Muller
                                                                                                                           Richard M. Muller
                                                                                                                           Director

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

EXHIBITS
TO
Entrust Financial Services, Inc.
formerly known easyQual.com, Inc.

INDEX TO EXHIBITS

Exhibit No.          Description
----------           -----------
+  3A       Articles of Incorporation

+  3B       Bylaws

+  3C       Articles of Amendment to change name to easy Qual.com, Inc.

+  3D       Articles of Amendment to change name to Entrust Financial
            Services, Inc.

+ 10A       Asset Purchase Agreement with Allegro Software, Inc.

+ 10B       Employment Agreement with Mr. Edward Nichols