Form 10QSB/A
period 2001-03-31
ENTRUST FINANCIAL SERVICES INC
filed 2002-04-08
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB\A

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

(303) 322-6999
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of March 31, 2001 were 20,404,927 common shares.

References in this document to "us," "we," or "the Company" refer to Entrust Financial Services, Inc., formerly known as easyQual.com, Inc., its predecessors and its subsidiaries.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)

                                                         (Restated)     (Restated)
                                                          March 31,     December 31,
                                                            2001            2000
                                                          --------      -----------
ASSETS:

Current assets:
    Cash ............................................   $    100,665    $    108,119
    Accounts Receivable .............................        481,817         277,203
    Note Receivable .................................        278,326         265,512
    Loans Receivable ................................      8,900,725       6,871,880
                                                        ------------    ------------
          Total current assets ......................      9,761,533       7,522,714
                                                        ------------    ------------

Fixed assets - Note 1
   Computers & Equipment ............................        208,410         208,410
   Furniture & Fixtures .............................        230,070         230,070
   Leasehold Improvements ...........................           --            12,424
                                                        ------------    ------------
       Total fixed assets ...........................        438,480         450,904
          Less accumulated depreciation .............       (178,726)       (119,133)
                                                        ------------    ------------
               Net fixed assets .....................        259,754         331,771
                                                        ------------    ------------

Other assets:
    Prepaid Expenses ................................        100,900         116,593
    Inventory .......................................          1,924            --
    Marketable Security .............................        175,500         175,500
    Title Co. Advances ..............................        150,709         124,347
    Intangible Assets ...............................      1,865,641       1,865,641
    Deposit .........................................         13,545          13,495
                                                        ------------    ------------
                                                           2,308,219       2,295,576
       Less Amortization ............................       (198,846)       (185,406)
                                                        ------------    ------------
           Total other assets .......................      2,109,373       2,110,170
                                                        ------------    ------------

TOTAL ASSETS ........................................   $ 12,130,660    $  9,964,655
                                                        ============    ============

LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable ................................   $    309,244    $    381,650
    Accrued Expenses ................................         30,341          17,711
    Notes Payable ...................................        270,437         113,688
   Current Portion - Long-term debt .................         40,000          40,000
    Loans Payable ...................................        268,855          67,982
    Impounds ........................................         27,158            --
    Warehouse Line Payable ..........................      8,530,979       6,682,874
                                                        ------------    ------------
        Total current liabilities ...................      9,477,014       7,303,905
                                                        ------------    ------------

Long-Term Debt ......................................         60,000          60,000
                                                        ------------    ------------

Stockholder's equity:
    Preferred stock, $.0000001 Par Value
       1,000,000 Shares Authorized. None Issued .....           --              --
    Common stock, $.0000001 Par Value
       50,000,000 Shares Authorized, 22,686,227 were
       issued and outstanding for 2001 and 18,553,927
       were issued and outstanding for 2000 .........              2               1

    Additional Paid-In Cash .........................      6,264,672       6,134,672
    Retained Earnings (Deficit) .....................     (3,671,028)     (3,533,923)
                                                        ------------    ------------
          Total Stockholders' Equity ................      2,593,646       2,600,750
                                                        ------------    ------------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY: ...........   $ 12,130,660    $  9,964,655
                                                        ============    ============

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Operations
(Unaudited)

                                                 Three-Months      Three-Months
                                                    Ended              Ended
                                                March 31, 2001     March 31, 2000
                                                --------------     --------------
REVENUE:
  Loan Origination Fees ....................     $  1,427,478      $  1,354,068
  Interest Income ..........................          172,001             1,230
  Miscellaneous Income .....................          124,905             2,138
                                                 ------------      ------------

Total Revenue ..............................        1,724,384         1,357,436
                                                 ------------      ------------
OPERATING EXPENSES:
  Loan Origination Costs ...................        1,572,050         1,339,504
  Interest Expense .........................          134,381              --
  General & Administrative .................          155,058           122,503
                                                 ------------      ------------

Total Operating Expenses ...................        1,861,489         1,462,007
                                                 ------------      ------------

NET LOSS ...................................     $   (137,105)     $   (104,571)
                                                 ============      ============

NET GAIN (LOSS) PER COMMON STOCK ...........     $      (0.01)     $      (0.02)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING ........       18,554,927         4,554,000
                                                 ============      ============

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDER'S EQUITY
March 31, 2001
(Unaudited)

                                                                            (Restated)
                                       COMMON STOCKS         Additional      Retained          Total
                                   ---------------------       Paid-in       Earnings      Stockholders'
                                   Shares         Amount       Capital       (Deficit)         Equity
                                   ------         ------     ----------      --------      -------------
Issuance of stock for
  cash & services ...........     6,953,406    $         1   $   108,510    $      --      $   108,511
Net loss for year ...........          --             --            --           (3,080)        (3,080)
                                -----------    -----------   -----------    -----------    -----------
Balance December 31, 1997 ...     6,953,406              1       108,510         (3,080)       105,431

Issuance of stock for cash ..        12,900           --          10,750           --           10,750
Cancelled stock .............        (7,500)          --          (6,250)          --           (6,250)
Issuance of stock for cash ..        49,995           --          24,998           --           24,998
Net loss for year ...........          --             --            --          (67,566)       (67,566)
                                -----------    -----------   -----------    -----------    -----------
Balance December 31, 1998 ...     7,008,801              1       138,008        (70,646)        67,363
                                -----------    -----------   -----------    -----------    -----------
Issuance of stock
  for acquisition ...........     5,100,000           --       2,889,412           --        2,889,412
Issuance of stock for cash ..     1,253,199           --         891,839           --          891,839
Issuance of stock
  for services ..............       300,000           --          50,000           --           50,000
Net loss for the year .......          --             --            --       (1,269,058)    (1,269,058)
                                -----------    -----------   -----------    -----------    -----------
Balance December 31, 1999 ...    13,662,000              1     3,969,259     (1,339,704)     2,629,556
                                -----------    -----------   -----------    -----------    -----------
Issuance of stock
  for services ..............       745,000           --         126,650           --          126,650
Issuance of stock for cash ..     1,091,664           --         700,000           --          700,000
Issuance of stock for
  repayment of Debenture ....     2,856,263           --         500,000           --          500,000
Issuance of stock
  for acquistion ............       200,000           --         838,763           --          838,763
Net loss for year ...........          --             --            --       (2,194,219)    (2,194,219)
                                -----------    -----------   -----------    -----------    -----------
Balance December 31, 2000 ...    18,554,927              1     6,134,672     (3,533,923)     2,600,750
Issuance of stock
  for acquisition ...........     1,300,000              1          --             --                1
Issuance of stock for cash ..       500,000           --         100,000           --          100,000
Issuance of stock
  for services ..............       300,000           --          30,000           --           30,000
Net profit for period .......          --             --            --         (137,105)      (137,105)
                                -----------    -----------   -----------    -----------    -----------
Balance June 30, 2001 .......    20,654,927    $         2   $ 6,264,672    $(3,671,028)   $ 2,593,646
                                ===========    ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flow
(Unaudited)

                                                         (Restated)   (Restated)
                                                              Three-Months
                                                             Ended March 31,
                                                          ------------------
                                                          2001         2000
                                                          ----         ----

Cash Flows from Operating Activities:
    Net Income (Loss) ..............................   $(137,105)   $(104,571)
    Adjustments to reconcile net loss to net cash
       used for operating activities
    Depreciation and Amortization ..................      59,594       63,615
    Common stock issued for services ...............      30,000      126,650
Changes in Assets & Liabilities:
    Notes Receivable ...............................     (12,814)    (279,958)
    Accounts Receivable ............................    (204,614)     156,009
    Prepaid Expenses ...............................      15,693         --
    Loans Receivable ...............................    (153,973)     (48,738)
    Deposits .......................................         (50)        --
    Accounts Payable ...............................     (72,406)     108,532
    Notes Payable ..................................     156,749       62,044
    Loans Payable ..................................     200,873       40,745
    Impounds .......................................      27,158         --
    Debenture Payable ..............................        --        500,000
    Accrued Expenses ...............................      12,630       63,154
                                                       ---------    ---------

Net Cash Provided by Operating Activities ..........     (78,265)     687,482
                                                       ---------    ---------

Cash Flows Used for Investing Activities:
    Capital Expenditures ...........................        --       (161,992)
                                                       ---------    ---------

Net Cash Used for Investing Activities .............        --       (161,992)
                                                       ---------    ---------

Cash Flows from Financing Activities:
    Issuance of Common Stocks ......................    (100,000)        --
                                                       ---------    ---------

Net Cash Provided by Financing .....................    (100,000)        --
                                                       ---------    ---------

Net Increase in Cash & Cash Equivalents ............    (178,265)     525,490

Cash & Cash Equivalents at Beginning of Period .....     278,930       13,145
                                                       ---------    ---------

Cash & Cash Equivalents at End of Period ...........   $ 100,665    $ 538,635
                                                       =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest .......................................       7,782       10,754
    Income Taxes ...................................        --           --
                                                       =========    =========
NONCASH TRANSATIONS
    Common stock issued in exchange for services ...   $  30,000    $ 126,650
                                                       =========    =========

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
March 31, 2001
(Unaudited)

Note 1 – Presentation of Interim Information:

In the opinion of the management of Entrust Financial Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three-months ended March 31, 2001 and 2000, and cash flows for the three-months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2000, and the reader is cautioned to review the Audited Financial Statements for the year ended December 31, 2000 and accompanying footnotes thereto.

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTS

To the Board of Directors
Entrust Financial Services, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Entrust Financial Services, Inc. as of March 31, 2001 and the related statements of operations for the three-month period ended March 31, 2001 and 2000, and the cash flows for the three-months ended March 31, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2001. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accounts. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein). In our report dated March 23, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co., LLC
Denver, CO
November 12, 2001
March 28, 2002

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

        Results of Operations

                We have restated these financial statements to reflect the write off of all of the assets of Focvs Technologies, Inc., a discontinued business. We had purchased Allegro Software in November, 2000. As of December, 2000, we have written off the software and other assets attributable to the Allegro Software acquisition and our investment in Focvs Technologies, Inc. As a result, our net fixed assets have been reduced by approximately $800,000. Our retained earnings deficit reflects an increase of approximately $800,000. Operating expenses and our net loss for this fiscal quarter are unaffected.

                We were marginally unprofitable for the three months ended March 31, 2001, although revenues are significantly higher compared to the same period in the previous year. We are near positive cash flow. The majority of our loss consisted of non cash items, such as amortization and depreciation. For the three months ended March 31, 2001, the Company had revenues of $1,724,384, compared to revenues of $1,357,436 for the same period ended March 31, 2000. Total expenses for the three months ended March 31, 2001 were $1,861,489compared to expenses of $1,462,007 for the same period ended March 31, 2000. The major components of operating expenses are independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

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

                Net cash used by our operating activities was restated to $78,265 from $290,603 for the three months ended March 31, 2001, compared to net cash provided of $237,714 for the three months ended March 31, 2000.

                Cash flows used for investing activities were restated to zero from $17,367 for the three months ended March 31, 2001, compared to $162,224 for the three months ended March 31, 2000.

                As restated, we generated $100,000, compared to $130,000, from financing activities for the three months ended March 31, 2001, compared to raising $450,000 for the three months ended March 31, 2000.

                As restated, we exchanged common stock valued at $30,000, compared to $314,500 for services for the three months ended March 31, 2001, compared to $100,000 for the three months ended March 31, 2000.

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

                                                                                                                                          ENTRUST FINANCIAL SERVICES, INC.

Dated:    04/05/02                                                                                                              By:    /s/ Patricia W. Saunders
                                                                                                                                                       Patricia W. Saunders
                                                                                                                                                       Chief Financial and Accounting Officer
                                                                                                                                                       Director