Form 10QSB/A
period 2001-06-30
ENTRUST FINANCIAL SERVICES INC
filed 2002-04-08
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 2

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)

                                                         (Restated)       (Restated)
                                                         Six Months          Year
                                                            Ended            Ended
                                                        June 30, 2001    Dec. 31, 2000
                                                        -------------    -------------
ASSETS:
------

Current assets:
    Cash ............................................   $    429,778    $    108,119
    Accounts Receivable .............................        629,968         277,203
    Note Receivable .................................        278,326         265,512
    Loans Receivable ................................        531,617            --
    Loans Receivable - Warehouse ....................     12,454,346       6,871,880
                                                        ------------    ------------
          Total current assets ......................     14,324,035       7,522,714
                                                        ------------    ------------

Fixed assets - Note 1
   Computers & Equipment ............................        257,452         208,410
   Furniture & Fixtures .............................        196,612         230,070
   Leasehold Improvements ...........................           --            12,424
                                                        ------------    ------------
       Total fixed assets ...........................        454,064         450,904
          Less accumulated depreciation .............       (238,502)       (119,133)
                                                        ------------    ------------
               Net fixed assets .....................        215,562         331,771
                                                        ------------    ------------

Other assets:
    Prepaid Expenses ................................        115,999         116,593
    Marketable Security .............................         27,500         175,500
    Inventory parts .................................          1,924            --
    Title Co. Advances ..............................        161,545         124,347
    Intangible Assets ...............................      1,865,641       1,865,641
    Deposit .........................................         13,595          13,495
                                                        ------------    ------------
                                                           2,186,204       2,295,576
       Less Amortization ............................       (224,709)       (185,406)
                                                        ------------    ------------
           Total other assets .......................      1,961,495       2,110,170
                                                        ------------    ------------

TOTAL ASSETS ........................................   $ 16,501,092    $  9,964,655
                                                        ============    ============

LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable ................................   $    282,124    $    381,650
    Accrued Expenses ................................         85,672          17,711
    Notes Payable ...................................         65,027         113,688
   Current Portion - Long-term debt .................           --            40,000
    Loan Payables ...................................        268,855          67,982
    Debenture Payable ...............................        162,100            --
    Warehouse Line Payable ..........................     12,567,967       6,682,874
                                                        ------------    ------------
        Total current liabilities ...................     13,431,745       7,303,905
                                                        ------------    ------------

Long-Term Debt ......................................           --            60,000
                                                        ------------    ------------

Stockholder's equity:
    Preferred stock, $.0000001 Par Value
       1,000,000 Shares Authorized. None Issued .....           --              --
    Common stock, $.0000001 Par Value
       50,000,000 Shares Authorized,  22,686,227 were
       issued and outstanding for 2001 and 18,553,927
       were issued and outstanding for 2000 .........              2               1

    Additional Paid-In Cash .........................      6,467,315       6,134,672
    Retained Earnings (Deficit) .....................     (3,397,970)     (3,533,923)
                                                        ------------    ------------
          Total Stockholders' Equity ................      3,069,347       2,600,750
                                                        ------------    ------------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY: ...........   $ 16,501,092    $  9,964,655
                                                        ============    ============

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

                                               (Restated)
                                               Three-Months                    Six-Months
                                               Ended June 30,                 Ended June 30,
                                            2001           2000            2001           2000
                                            ----           ----            ----           ----
REVENUE:
    Loan Origination Fees ..........  $  2,115,953   $  1,352,698    $  3,543,431   $  2,706,766
    Interest Income ................       249,242          2,700         421,243          3,930
    Miscellaneous Income ...........        21,749            908         146,654          3,046
                                      ------------   ------------    ------------   ------------
Total Revenue ......................     2,386,944      1,356,306       4,111,328      2,713,742
                                      ------------   ------------    ------------   ------------
OPERATING EXPENSES:
    Loan Origination Costs .........     1,462,288      1,374,420       3,034,338      2,713,924
    Interest Expense ...............       140,421           --           274,802           --
    General & Administrative .......       511,177        286,462         666,235        408,965
                                      ------------   ------------    ------------   ------------
Total Operating Expenses ...........     2,113,886      1,660,882       3,975,375      3,122,889
                                      ------------   ------------    ------------   ------------
NET INCOME (DEFICIT) ...............  $    273,058   $   (304,576)   $    135,953   $   (409,147)
                                      ============   ============    ============   ============
NET GAIN (LOSS) PER COMMON STOCK ...                                 $       0.01   $      (0.03)
                                                                     ============   ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING ......................                                   20,404,927     14,188,324
                                                                     ============   ============

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDER'S EQUITY
June 30, 2001
(Unaudited)

                                                                              (Restated)
                                       COMMON STOCKS           Additional      Retained        Total
                                    --------------------         Paid-in       Earnings     Stockholder's
                                    Shares        Amount         Capital       (Deficit)       Equity
                                    ------        ------       ----------      --------     -------------

Issuance of stock
  for cash & services ........     6,953,406    $         1   $   108,510    $      --      $   108,511
Net loss for year ............          --             --            --           (3,080)        (3,080)
                                 -----------    -----------   -----------    -----------    -----------
Balance December 31, 1997 ....     6,953,406              1       108,510         (3,080)       105,431

Issuance of stock for cash ...        12,900           --          10,750           --           10,750
Cancelled stock ..............        (7,500)          --          (6,250)          --           (6,250)
Issuance of stock for cash ...        49,995           --          24,998           --           24,998
Net loss for year ............          --             --            --          (67,566)       (67,566)
                                 -----------    -----------   -----------    -----------    -----------
Balance December 31, 1998 ....     7,008,801              1       138,008        (70,646)        67,363
                                 -----------    -----------   -----------    -----------    -----------
Issuance of stock
  for acquisition ............     5,100,000           --       2,889,412           --        2,889,412
Issuance of stock for cash ...     1,253,199           --         891,839           --          891,839
Issuance of stock
  for services ...............       300,000           --          50,000           --           50,000
Net loss for the year ........          --             --            --       (1,269,058)    (1,269,058)
                                 -----------    -----------   -----------    -----------    -----------
Balance December 31, 1999 ....    13,662,000              1     3,969,259     (1,339,704)     2,629,556
                                 -----------    -----------   -----------    -----------    -----------
Issuance of stock
  for services ...............       745,000           --         126,650           --          126,650
Issuance of stock for cash ...     1,091,664           --         700,000           --          700,000
Issuance of stock
  for repayment of Debenture..     2,856,263           --         500,000           --          500,000
Issuance of stock
  for acquistion .............       200,000           --         838,763           --          838,763
Net loss for year ............          --             --            --       (2,194,219)    (2,194,219)
                                 -----------    -----------   -----------    -----------    -----------
Balance December 31, 2000 ....    18,554,927              1     6,134,672     (3,533,923)     2,600,750
                                 -----------    -----------   -----------    -----------    -----------
Issuance of stock
  for acquisition ............     1,300,000              1          --             --                1
Issuance of stock for cash ...       500,000           --         100,000           --          100,000
Issuance of stock
  for services ...............       300,000           --          30,000           --           30,000
Issuance of stock
  for services ...............     1,385,336           --          99,329           --           99,329
Issuance of stock for cash ...       645,964           --         103,314           --          103,314
Net loss for period ..........          --             --            --          135,953        135,953
                                 -----------    -----------   -----------    -----------    -----------
Balance June 30, 2001 ........    22,686,227    $         2   $ 6,467,315    $(3,397,970)   $ 3,069,347
                                 ===========    ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Cash Flow
(Unaudited)

                                                        (Restated)
                                                             Six Months
                                                            Ended June 30,
                                                          2001         2000
                                                          ----         ----

Cash Flows from Operating Activities:
    Net Income (Loss) ..............................   $ 135,953    $(409,147)
    Adjustments to reconcile net loss to net cash
       used for operating activities
    Depreciation and Amortization ..................     158,672       52,073
    Stock issued for services ......................     129,329      106,800

Changes in Assets & Liabilities:

    Notes Receivable ...............................     (12,814)    (283,482)
    Accounts Receivable ............................    (352,765)        --
    Loans Receivable ...............................    (531,617)      (2,209)
    Prepaid Expenses ...............................         594         --
    Marketable Security ............................     148,000         --
    Title Co. Advances .............................     (37,198)        --
    Inventory parts ................................      (1,924)        --
    Deposits .......................................        (100)        (532)
    Accounts Payable ...............................     (99,526)      31,602
    Notes Payable ..................................      (4,420)    (325,811)
    Loans Payable ..................................     200,873         --
    Intangibles ....................................        --         (9,463)
    Debenture Payable ..............................     162,100     (150,000)
    Accrued Expenses ...............................      67,961         --
                                                       ---------    ---------
Net Cash Provided by Operating Activities ..........     (36,882)    (990,169)

Cash Flows Used for Investing Activities:

    Capital Expenditures ...........................     (15,584)     (44,536)
                                                       ---------    ---------
Net Cash Used for Investing Activities .............     (15,584)     (44,536)

Cash Flows from Financing Activities:

    Issuance of Common Stocks ......................     203,314      775,000
                                                       ---------    ---------
Net Cash Provided by Financing .....................     203,314      775,000

Net Increase in Cash & Cash Equivalents ............     150,848     (259,705)

Cash & Cash Equivalents at Beginning of Period .....     278,930      538,635
                                                       ---------    ---------
Cash & Cash Equivalents at End of Period ...........   $ 429,778    $ 278,930
                                                       =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest .......................................      26,977       67,201
    Income Taxes ...................................        --           --
                                                       =========    =========
NON-CASH TRANSATIONS
    Common stock issued in exchange for services ...   $ 129,329    $ 106,800
                                                       =========    =========

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
June 30, 2001
(Unaudited)

Note 1 – Presentation of Interim Information:

In the opinion of the management of Entrust Financial Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six-months ended June 30, 2001 and 2000, and cash flows for the six-months ended June31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Entrust Financial Services, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Entrust Financial Services, Inc. as of June 30, 2001 and the related statements of operations for the three and six-month period ended June 30, 2001 and 2000, and the cash flows for the six-months ended June 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein). In our report dated March 23, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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

        Results of Operations:

                We have restated these financial statements to reflect the write off of all of the assets of Focvs Technologies, Inc., a discontinued business. We had purchased Allegro Software in November, 2000. As of December, 2000, we have written off the software and other assets attributable to the Allegro Software acquisition and our investment in Focvs Technologies, Inc. As a result, our net fixed assets have been reduced by approximately $900,000. Our retained earnings deficit reflects an increase of approximately $800,000. Non-material changes have been made in our Consolidated Statements of Operations. However, our operating expenses and our net profit for this fiscal quarter are unaffected.

        We have had the first profitable period in our company’s history. Our revenues have also substantially increased for this period. For the six months ended June 30, 2001 we had total revenues of $4,111,328, compared to total revenues of $2,713,742 for the same period ended June 30, 2000. Total operating expenses for the six months ended June 30, 2001 were $3,975,375 compared to expenses of $3,122,889 for the same period ended June 30, 2000. For the three months ended June 30, 2001 we had total revenues of $2,386,944, compared to total revenues of $1,356,306 for the same period ended June 30, 2000. Total operating expenses for the three months ended June 30, 2001 were $2,113,886, compared to expenses of $1,660,882 for the same period ended June 30, 2000. The major components of operating expenses are independent contractor fees, commissions, payroll and associated payroll costs, general and health insurance costs, rent and telephone expenses. Our expenses include a restated $224,709, compared to $258,502 in non cash expenses such as amortization and depreciation. However, we had a net profit of $135,953, or $0.01 per share for the six months ended June 30, 2001, compared to a loss of $409,147, or $(0.03) per share for the same period ended June 30, 2000.

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

        As a result of our strong mortgage operations and our anticipated contributions from our other subsidiaries, we expect our profitability to continue through the remainder of the year. As a profitable company, we expect to be able to meet the capital requirement of our increased business. We also intend to retire portions of our debt in the third quarter.

        Liquidity and Capital Resources:

        As of the end of the reporting period, we had cash or cash equivalents of $429,778, compared to $278,930 for the previous year.:

        Net cash used by our operating activities was a restated $36,882, as compared to $49,131, for the six months ended June 30, 2001, compared to net cash used of $990,169 for the six months ended June 30, 2000.

        Cash flows used for investing activities were a restated $15,584, compared to $3,335, for the six months ended June 30, 2001, compared to $44,536 for the six months ended June 30, 2000.

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