Form 10QSB/A
period 2001-09-30
ENTRUST FINANCIAL SERVICES INC
filed 2002-04-08
CIK 1054303

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)

                                                            (Restated)     (Restated)
                                                            Nine-Months       Year
                                                              Ended           Ended
                                                           September 30,   December 31,
                                                               2001            2000
                                                           ------------    -----------
ASSETS:

Current assets:
    Cash ............................................   $    486,904    $    108,119
    Accounts Receivable .............................        797,006         277,203
    Note Receivable .................................        596,144         265,512
    Employee Advances ...............................          2,559            --
    Loans Receivable - Warehouse ....................     17,701,784       6,871,880
                                                        ------------    ------------
          Total current assets ......................     19,584,397       7,522,714
                                                        ------------    ------------
Fixed assets
   Computers & Equipment ............................        325,934         208,410
   Furniture & Fixtures .............................        196,612         230,070
   Leasehold Improvements ...........................           --            12,424
                                                        ------------    ------------
       Total fixed assets ...........................        522,546         450,904
          Less accumulated depreciation .............       (128,715)       (119,133)
                                                        ------------    ------------
               Net fixed assets .....................        393,831         331,771
                                                        ------------    ------------
Other assets:
    Prepaid Expenses ................................        102,907         116,593
    Marketable Security .............................         47,500         175,500
    Title Co. Advances ..............................        303,594         124,347
    Deposit .........................................         13,495          13,495
    Intangible Assets (Net) .........................      1,615,079       1,680,235
                                                        ------------    ------------

           Total other assets .......................      2,082,575       2,110,170
                                                        ------------    ------------

TOTAL ASSETS ........................................   $ 22,060,803    $  9,964,655
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ................................   $     59,321    $    381,650
    Accrued Expenses ................................        242,000          17,711
    Notes Payable ...................................        176,048         113,688
   Current Portion - Long-term debt .................           --            40,000
    Loan Payables ...................................        236,117          67,982
    Debenture Payable ...............................        162,100            --
    Warehouse Line Payable - Note 8 .................     17,771,050       6,682,874
                                                        ------------    ------------
        Total current liabilities ...................     18,646,636       7,303,905
                                                        ------------    ------------

Long-Term Debt ......................................           --            60,000
                                                        ------------    ------------

Stockholders' equity: ...............................           --            60,000
    Preferred stock, $.0000001 Par Value
       1,000,000 Shares Authorized. None Issued .....           --              --
    Common stock, $.0000001 Par Value
       50,000,000 Shares Authorized,  22,736,227 were
       issued and outstanding for 2001 and 15,994,941
       were issued and outstanding for 2000 .........              2               1

    Additional Paid-In Cash .........................      6,445,315       6,134,672
    Retained Earnings (Deficit) .....................     (3,031,150)     (3,533,923)
                                                        ------------    ------------
          Total Stockholders' Equity ................      3,414,167       2,600,750
                                                        ------------    ------------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY: ...........   $ 22,060,803    $  9,964,655
                                                        ============    ============

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

                                 (Restated)                   (Restated)
                                       Three-Months                 Nine-Months
                                    Ended September 30,          Ended September 30,
                                    ------------------           ------------------
                                    2001          2000           2001          2000
                                    ----          ----           ----          ----
REVENUE:
    Loan Origination Fees ..   $ 2,734,212   $ 1,409,768    $ 6,277,643   $ 4,116,534
    Interest Income ........       344,557         2,400        765,800         6,330
    Miscellaneous Income ...        17,207        38,956        163,861        42,002
                               -----------   -----------    -----------   -----------
Total Revenue ..............     3,095,976     1,451,124      7,207,304     4,164,866

OPERATING EXPENSES:
    Loan Origination Costs .     1,571,971       574,345      4,606,309     3,288,269
    Interest Expense .......        71,906          --          346,708          --
    General & Administrative     1,085,279     1,218,262      1,751,514     1,627,227

Total Operating Expenses ...     2,729,156     1,792,607      6,704,531     4,915,496

NET INCOME (DEFICIT) .......   $   366,820   $  (341,483)   $   502,773   $  (750,630)

NET GAIN (LOSS) PER
  COMMON STOCK .............   $      0.02   $      0.02    $     (0.02)  $     (0.05)
                               ===========   ===========    ===========   ===========

WEIGHTED AVERAGE
  SHARES OUTSTANDING ...                                     22,686,227    15,994,941
                                                            ===========   ===========

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDER’S EQUITY
September 30, 2001
(Unaudited)

                                                                               (Restated)
                                         COMMON STOCKS          Additional      Retained          Total
                                     ---------------------        Paid-in       Earnings      Stockholder's
                                     Shares         Amount        Capital       (Deficit)         Equity
                                     ------         ------      ----------      --------      -------------
Issuance of stock
  for cash & services ........     6,953,406    $         1    $   108,510    $      --      $   108,511
Net loss for year ............          --             --             --           (3,080)        (3,080)
                                 -----------    -----------    -----------    -----------    -----------
Balance December 31, 1997 ....     6,953,406              1        108,510         (3,080)       105,431

Issuance of stock for cash ...        12,900           --           10,750           --           10,750
Cancelled stock ..............        (7,500)          --           (6,250)          --           (6,250)
Issuance of stock for cash ...        49,995           --           24,998           --           24,998
Net loss for year ............          --             --             --          (67,566)       (67,566)
                                 -----------    -----------    -----------    -----------    -----------
Balance December 31, 1998 ....     7,008,801              1        138,008        (70,646)        67,363
                                 -----------    -----------    -----------    -----------    -----------
Issuance of stock
  for acquisition ............     5,100,000           --        2,889,412           --        2,889,412
Issuance of stock for cash ...     1,253,199           --          891,839           --          891,839
Issuance of stock
  for services ...............       300,000           --           50,000           --           50,000
Net loss for the year ........          --             --             --       (1,269,058)    (1,269,058)
                                 -----------    -----------    -----------    -----------    -----------
Balance December 31, 1999 ....    13,662,000              1      3,969,259     (1,339,704)     2,629,556
                                 -----------    -----------    -----------    -----------    -----------
Issuance of stock
  for services ...............       745,000           --          126,650           --          126,650
Issuance of stock for cash ...     1,091,664           --          700,000           --          700,000
Issuance of stock
  for repayment of Debenture .     2,856,263           --          500,000           --          500,000
Issuance of stock
  for acquistion .............       200,000           --          838,763           --          838,763
Net loss for year ............          --             --             --       (2,194,219)    (2,194,219)
                                 -----------    -----------    -----------    -----------    -----------
Balance December 31, 2000 ....    18,554,927              1      6,134,672     (3,533,923)     2,600,750
                                 -----------    -----------    -----------    -----------    -----------
Issuance of stock
  for acquisition ............     1,300,000              1           --             --                1
Issuance of stock for cash ...       500,000           --          100,000           --          100,000
Issuance of stock
  for services ...............       300,000           --           30,000           --           30,000
Issuance of stock
  for services ...............     1,385,336           --           99,329           --           99,329
Issuance of stock for cash ...       645,964           --           78,314           --           78,314
Issuance of stock
  for services ...............        50,000           --            3,000           --            3,000
Net loss for period ..........          --             --             --          502,773        502,773
                                 -----------    -----------    -----------    -----------    -----------
Balance September 30, 2001 ...    22,736,227    $         2    $ 6,445,315    $(3,031,150)   $ 3,414,167
                                 ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flow
(Unaudited)
(Indirect Method)

                                                          (Restated)    (Restated)
                                                                Nine-Months
                                                             Ended September 30,
                                                            --------------------
                                                            2001            2000
                                                            ----            ----

Cash Flows from Operating Activities:
    Net Income (Loss) ..............................   $   502,773    $  (750,610)
    Adjustments to reconcile net loss to net cash
       used for operating activities
    Depreciation and Amortization ..................       163,745        137,240
    Stock issued for services ......................       132,329        106,800

Changes in Assets & Liabilities:

    Decrease (Increase) Notes Receivable ...........      (330,632)        54,802
    Decrease (Increase) Accounts Receivable ........      (519,803)       109,160
    Decrease (Increase) Loans Receivable ...........        69,266      3,033,540
    (Increase) Employee Advances ...................        (2,559)          --
    Decrease (Increase) Prepaid Expenses ...........        13,686        (33,431)
    Decrease (Increase) Marketable Security ........       128,000       (100,000)
    (Increase) Title Co. Advances ..................      (179,247)       (59,598)
    (Increase) Deposits ............................          --             (368)
    Increase (Decrease) Accounts Payable ...........      (322,329)        55,119
    Increase Notes Payable .........................        62,360         94,584
    Increase Loans Payable .........................       168,135     (3,202,567)
    (Decrease) Increase Debenture Payable ..........       162,100       (350,000)
    (Decrease) Increase Accrued Payables ...........       224,289        (81,412)
                                                       -----------    -----------
Net Cash Used for Operating Activities .............       272,113       (986,741)

Cash Flows From Investing Activities:

    Capital Expenditures ...........................       (71,642)       (53,042)
                                                       -----------    -----------
Net Cash Used for Investing Activities .............       (71,642)       (53,042)

Cash Flows from Financing Activities:

    Issuance of Common Stocks ......................       178,314      1,098,250
                                                       -----------    -----------
Net Cash Provided by Financing Activities ..........       178,314      1,098,250

Net Increase in Cash & Cash Equivalents ............       378,785         58,467

Cash & Cash Equivalents at Beginning of Period .....       108,119         64,567
                                                       -----------    -----------
Cash & Cash Equivalents at End of Period ...........   $   486,904    $   123,034
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest .......................................   $    38,181    $    56,302
                                                       ===========    ===========
    Income Taxes ...................................   $      --      $      --
                                                       ===========    ===========
NON-CASH TRANSATIONS
    Common stock issued in exchange for services ...   $   132,329    $   106,800
                                                       ===========    ===========

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
September 30, 2001
(Unaudited)

Note 1 – Presentation of Interim Information:

In the opinion of the management of Entrust Financial Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine-months ended September 30, 2001 and 2000, and cash flows for the nine-months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTS

To the Board of Directors
Entrust Financial Services, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Entrust Financial Services, Inc. as of September 30, 2001 and the related statements of operations for the three and nine-month period ended September 30, 2001 and 2000, and the cash flows for the nine-months ended September 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein). In our report dated March 23, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co., LLC
Denver, CO
November 12, 2001
March 28, 2002

ITEM 2.    Managements Discussion and Analysis of Financial Condition and Results of Operations.:

        Results of Operations:

        We have restated these financial statements to reflect the write off of all of the assets of Focvs Technologies, Inc., a discontinued business. We had purchased Allegro Software in November, 2000. As of December, 2000, we have written off the software and other assets attributable to the Allegro Software acquisition and our investment in Focvs Technologies, Inc. As a result, our net fixed assets have been reduced by approximately $30,000. Our retained earnings deficit reflects an increase of approximately $800,000. Non-material changes have been made in our Consolidated Statements of Operations. However, our net profit for this fiscal quarter are unaffected.

        We have had our second consecutive profitable period. Our revenues have also substantially increased for this period. For the three months ended September 30, 2001, we had total revenues of $3,095,976 compared to revenues of $1,451,124 for the same period ending September 30, 2000. For the three months ended September 30, 2001, we had total operating expenses of $2,729,156 compared to $1,792,607 for the same period in 2000. Earnings were two cents per share for these three months as compared to losses of two cents per share for the same period in 2000. For the nine months ended September 30, 2001 we had total revenues of $7,207,304, compared to total revenues of $4,164,886 for the same period ended September 30, 2000. Total operating expenses for the nine months ended September 30, 2001 were $6,704,531 compared to expenses of $4,915,496 for the same period ended September 30, 2000. The major components of operating expenses are independent contractor fees, commissions, payroll and associated payroll costs, general and health insurance costs, rent and telephone expenses. Our expenses include a restated $128,715, compared to $259,806 in non-cash expenses such as amortization and depreciation. However, we had a net profit of $502,773, or two cents per share for the nine months ended September 30, 2001, compared to a loss of $750,610, or (five cents) per share for the same period ended September 30, 2000.

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

        We continue to own the Allegro Software Division of A.I. Dynamics. Allegro was acquired to offer specific software applications through our intended Application Service Provider (ASP) venture. We discontinued the ASP operation in 2000. With the success of the mortgage operations and the capital requirements necessary to sustain the projected growth, we have chosen not to invest in developing the upgrade requirements necessary to keep the Allegro Software competitive.

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

        Liquidity and Capital Resources:

        As of the end of the reporting period, we had cash or cash equivalents of $486,904, compared to $123,034 for the previous year:

        Net cash used by our operating activities was a restated $272,113, compared to $445,790, for the nine months ended September 30, 2001, compared to net cash used of $986,741 for the nine months ended September 30, 2000.

        Cash flows used for investing activities were a restated $71,642, compared to $646,261, for the nine months ended September 30, 2001, compared to $53,042 for the nine months ended September 30, 2000.

        Cash flows from our financing activities accounted for $178,314 for the nine months ended September 30, 2001, compared to $1,098,250 for the nine months ended September 30, 2000.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this report, including statements of Entrust Financial Services, Inc. ("Entrust") and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, contain forward-looking statements relating to the expected capabilities of Entrust, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that are outside Entrust's and/or management's control. Such forward-looking statements include expressions of belief, expectation, contemplation, estimation and other expressions not relating to historical facts and circumstances. These forward-looking statements are subject to numerous risks and uncertainties, including the risk that (i) other companies will develop products and services perceived to be superior than the present and proposed products and services of Entrust; (ii) the products and services may not be marketed effectively by Entrust; (iii) potential customers may find other products and services more suitable for the applications marketed by Entrust; (iv) the future outcome of regulatory and litigation matters are not determinable; (v) the assumptions described in this report underlying such forward-looking statements as well as other risks that may cause such statements not to prove accurate. Any projections or estimates herein made assume certain economic and industry conditions and parameters subject to change. Any opinions and/or projections expressed herein are solely those of Entrust and are subject to change without notice. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors including those described in the context of such forward-looking statements.

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

        Our subsidiary, Entrust Mortgage, is defendant in a lawsuit filed by Avondale Funding Corp. The suit is filed in the United States District Court for the Northern District of Alabama. The litigation pertains to representations and warrantees pertaining to mortgage buyback provisions in Entrust Mortgage's Sellers Agreement with Avondale. Avondale ceased doing business on October 1, 1999, and New South Bank as successors to Avondale is pursing this action. Entrust Mortgage considers the majority of this suit to be frivolous and without merit. Entrust Mortgage also believes that it has significant affirmative defenses and plan to pursue the matter vigorously.

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