Form 10KSB
period 2001-12-30
ENTRUST FINANCIAL SERVICES INC
filed 2002-04-12
CIK 1054303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
Fiscal Year Ended: December 31, 2001
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

Registrant’s telephone number, including area code: (303) 322-6999

Securities Registered Under Section 12(B) of the Exchange Act: None
Securities Registered Under Section 12(G) of the Exchange Act:

Common Stock,$.0000001 per share par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

        State issuer’s revenues for its most recent year were $10,238,000. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 2001 was approximately $1,350.000. The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, February 28, 2002, was 2,283,227, after giving effect to a one-for-ten reverse split of the Company’s common shares, which became effective on February 4, 2002.

References in this document to “us,” “we,” “our,” or “the Company” refer to Entrust Financial Services, Inc., formerly known as easyQual.com, Inc., its predecessors and its subsidiaries.

PART I

Item 1. Description of Business.

        The following are definitions of terms used in this Form 10KSB:

Closed Loan:
A mortgage loan which has been funded.

Conforming Mortgages:
Mortgages which meet the Federal National Mortgage Association (“FNMA”) or Freddie Mac underwriting guidelines.

Federal National Mortgage Association (FNMA or Fannie Mae):
A Congressionally chartered corporation which buys conforming mortgages, combines them and sells them in a pool as mortgage-backed securities to investors in the open market. Monthly principal and interest payments are guaranteed by FNMA but not by the U.S. Government. This organization is sometimes called Fannie Mae.

Freddie Mac:
Freddie Mac is a stockholder-owned corporation chartered by Congress in 1970 to create a continuous flow of funds to mortgage lenders in support of homeownership and rental housing. Freddie Mac purchases mortgages from lenders, packages them and pools them into securities that are sold to investors.

Limited Documentation Loans:
Loans which do not require verification of certain, defined information on a borrower’s loan application.

Mortgage Bankers:
Those who close and fund loans with their own funds or credit facilities.

Mortgage Brokers:
Those who originate loans directly with consumers but whose loans are funded by others.

Non-Conforming Mortgage:
Mortgages which do not conform to FNMA or Freddie Mac underwriting guidelines.

Prime Market:
Those who buy FNMA or Freddie Mac quality loans.

Secondary Markets:
Those who buy closed loans.

Service Release Premiums:
Fees paid for selling closed loans with servicing rights attached.

        (a) General Development of Business

        Entrust Financial Services, Inc (the “Company”) was incorporated on November 8, 1996 under the laws of the State of Colorado as Centennial Banc Share Corp.

        The Company began operations in 1997 as a mortgage broker.. The Company completed a private placement in February, 1998, which increased the working capital permitting it to expand its mortgage brokerage business operations.

        On April 30, 1999, the Company acquired Entrust Mortgage, Inc. (“Entrust Mortgage”), a private nationwide wholesale mortgage banking company. Entrust Mortgage, a Colorado corporation, is now a wholly-owned subsidiary of the Company. The acquisition of Entrust Mortgage allowed the Company to expand its business operations into the wholesale mortgage banking industry.

        In January and February of 2000, the Company completed a private placement of a convertible debenture for the purpose of increasing working capital to expand its mortgage banking operations. Also, in January 2000, the Company initiated a three-for-one forward split of its common shares, which was approved by the Board of Directors and became effective on March 14, 2000. In March 2000, the Company sold common stock, in a private placement to accredited investors. In June, 2000, the Company changed its name to easyQual.com, Inc. On April 6, 2001, the Company changed its name to Entrust Financial Services, Inc.. In April 2001, the Company completed a private placement of a convertible debentures to further fund the expansion of the mortgage banking business. The proceeds from this convertible debenture provided the necessary capital to fund the expansion of the mortgage banking operations so that the Company achieved profitability for the first time.

        On January 29, 2002, the Company’s shareholders approved a one-for-ten reverse split of the common shares, which became effective on February 4, 2002. This reverse split of the common stock of the Company is part of the Company's restructuring plan to achieve a sufficient price per share for the common stock so that the Company will qualify to have its shares become listed on either a National Securities Exchange or NASDAQ.

        The Company has not been subject to any bankruptcy, receivership or similar proceeding.

        (b) Description of the Business

         General

        From the Company’s inception until April 30, 1999 when Entrust Mortgage was acquired, the Company acted as a mortgage brokering business. Since the acquisition of Entrust Mortgage, the core business of the Company has been focused on wholesale mortgage banking through Entrust Mortgage. Entrust Mortgage is a nationwide wholesale mortgage banking company, with regional offices in Colorado, Georgia, Nevada, and California. Entrust Mortgage incorporates traditional marketing with a web-based, proprietary automated underwriting system that allows its mortgage broker clientele to process loan applications 24 hours a day, 7 days a week. Entrust Mortgage also facilitates limited documentation loans for good credit quality borrowers.

        In 2001, the Company became profitable in its consolidated operations, and management believes that the profitability of the Company can continue through the year ended December 31, 2002.

        No independent market surveys have ever been conducted to determine demand for the Company’s mortgage loan products and services. However, as explained below in the Operations section, the mortgage loan industry is estimated to be in excess of $1.5 trillion annually.

         Organization

        The Company operates through its principal subsidiary, Entrust Mortgage, Inc., which is in the wholesale mortgage banking business. The Company has three Colorado subsidiary corporations: (i) Entrust Mortgage, Inc. (“Entrust”), (ii) Entrust Homes, Inc. (“Homes”), and (iii) A.I. Dynamics, Inc. (“A.I.”). Homes and A.I. are essentially dormant at this time.

        The Company’s goals are to build a highly efficient and profitable mortgage banking business which operates nationwide and uses state-of-the-art technology in its underwriting and activities to achieve a competitive advantage in the mortgage industry.

        Entrust Mortgage, Inc.

        Entrust Mortgage is a traditional wholesale mortgage banking operation, with regional offices in Colorado, Georgia, Nevada, and California. Entrust Mortgage is licensed to conduct business in 40 states and has active contractual relationships with over 6,500 broker firms in these states. Entrust Mortgage accepts non-conforming first and second mortgage loan submissions, for which yields are substantially higher than for conforming mortgage loans. The mortgages are funded using Entrust Mortgage’s approved revolving warehouse lines of credit. Presently Entrust Mortgage has approximately $23 million in revolving warehouse lines of credit.

        (c) Operations

        The United States is one of the largest mortgage markets in the world with total outstanding mortgages exceeding $4.0 trillion. The mortgage market growth has been driven by a loan origination volume that is estimated to have been in excess of $1.5 trillion this past year. The mortgage banking business in the United States is highly fragmented with over 20,000 mortgage loan originators operating in the 50 states and its territories. In fact, the ten largest mortgage originators in the U.S. constitute less than 40% of the total mortgage loan market and no single mortgage originator holds a market share exceeding 8%. To capitalize on the opportunities available in the vast and potentially lucrative mortgage industry, The Company is utilizing its proprietary state-of-the-art technology and established contracts with 6,500 mortgage brokerage firms in 40 states as sources to gain an increasing share of the mortgage loan market.

        Online mortgage loan applications have grown at a significant rate in recent years, and independent sources project this segment of the mortgage loan market to reach $300 billion within the next five years in the U.S. The Company plans to focus its primary marketing efforts on this online segment of the mortgage loan market.

        Entrust Mortgage has entered into seller’s agreements with certain financial institutions, which management believes will provide outlets for its mortgage loan products. Entrust Mortgage offers limited documentation, unsecured personal lines of credit, no income verification loans with preferential interest rates, and high loan-to-value mortgages as its primary products. With these niche loan products, the Company is able to sell its non-conforming mortgages in the secondary markets at substantially higher prices than other mortgage lenders who market conforming mortgages.

        The Company earns revenues from three basic sources: (i) fees charged at closing; (ii) interest earned on a loan while the loan is held by Entrust Mortgage ; and, (iii) through service release premiums earned from loan sold into the secondary markets.

        During the year 2001, the Company continued to increase revenues from its loan business while controlling and reducing costs relative to staffing and facilities requirements using improved loan processing procedures and state-of-the-art technology. We believe that these increased revenues in the year 2001 were tied directly to significantly more mortgage loan originations than in the previous year.

        A large segment of profitability in the mortgage loan business comes after the mortgage is completed and funded for the borrower. Once funded, the mortgages are sold into secondary markets on an individual loan basis or packaged into several loans on a bulk sale basis. Loan purchasers either hold the loans to earn interest from the coupon rate or securitize the loan portfolio to receive more immediate realization of profit.

        The Company has implemented an automated underwriting and a computer based mortgage loan application process using state-of-the-art technology. Generally, the mortgage industry conducts its business through many manual steps, in a multi-forms, paper based system prone to errors. The Company’s state-of-the-art technology based system is an electronic system set up to permit its mortgage broker customers to process an application very quickly. Typically an application with Entrust Mortgage can be processed in one to three minutes, thus saving two or more days of processing time. Currently, the pre-approval and documentation process for a loan in the mortgage industry requires approximately one to two days to complete before submission for processing. The more loan programs offered by the mortgage company, the more complexity there is for completing the paper based forms , thus substantially increasing the time requirements to process these paper based applications.

        In the competitive mortgage loan lending environment, providing a diverse range of mortgage loan programs, for every ten applications that the underwriter pre-approves, a significant number are pre-approved for the wrong program. On average half of the pre-approved loans have to be redone, then resubmitted, thus significantly extending the processing time to lending cycle.

        On average, for every ten loan applications submitted, one-half are pre-qualified and generate a list of documentation requirements that need to be completed to complete the mortgage loan process. Of the customers receiving a list of these additional documentation requirements, only one half return a full completed loan application package. The time delays required to get a loan application pre-approval encourage the borrower to shop around for other competitive mortgage loan offerings. Document completion by the customer (assisted by the mortgage loan broker) can take another seven to ten days, on average. Of the customers responding to the additional loan documentation requirements, only one-half actually complete their loans. On average, out of ten initial mortgage loan applications submitted, fewer than one (.833) is funded in an industry completion process that takes an average of eighteen days.

        With the Company’s state-of-the-art technology based system, it has been experiencing closing ratios that are significantly improved over industry averages. Out of ten initial loan applications, the Company presently completes approximately three and one-half loans , which is a major increase in revenues coupled with a reduction in expenses and time resources. The Company has integrated the loan application process with a simplified technology based application processing system to achieve lower costs per loan processed and higher success rates generating more revenue per application received. In the Company’s fully implemented state-of-the-art technology based loan processing system, its automated mortgage loan underwriting, incorporated with its proprietary search engine, the system is able to examine multiple loan options, if necessary, to find an exact match for each customer profile without mistakes. Pre-approval and documentation requirements are complete in about sixty seconds, thus saving substantial time.

        With the Company’s technology based system, initial data entry processing and human underwriting time necessary to evaluate a mortgage prospects application under a manual system is eliminated. Back office data entry is also eliminated. There is limited human interface in the initial underwriting process and the Company’s loan underwriters’ time is reserved to review the authenticity of required documentation. With the Company’s technology based system, management believes that the cost of back office personnel will continue to decrease, providing margins for employing higher quality personnel using systems that ensure an efficient document review process. Consequently, the loan approval process can be significantly enhanced to improve the quality of the loans.

        The Company’s technology based system turns an inexperienced loan officer into a seemingly experienced loan officer, able to provide definite answers to the borrower’s questions instantaneously, without the customary mistakes. With every requirement of the loan process scripted, the customer gets accurate information from the broker who no longer has to constantly call the home office for answers.

        With the Company’s technology based application processing system, a loan officer’s time is released to sell rather than study dozens of alternative loan programs offered by the firm. The Company’s system also removes the insecurity that currently prevails when an inexperienced sales person attempts to describe complex loan options. Additionally, the current limits on the number of mortgage loans a producer can manage are dramatically expanded. The confidence that the lender has for the integrity of the underwriting and loan process may be enhanced as well.

        Automated mortgage loan underwriting can be found currently in limited pockets of the industry. For the prime market, which are loans offering standard, government backed mortgage programs to the creditworthy customer, automated underwriting is now available on a widespread basis. The prime market, however, represents less than half of the total mortgage loan business. For the non-conforming loan market, involving more complexity, including credit issues and the need for individual loan tailoring, the manual mortgage system prevails throughout the industry.

        The non-conforming market represents more than half of the total U.S. mortgage origination business, but provides three to four times the profit margins of the conforming loan market. It is in the non-conforming loan market where the Company is seeking to create a new standard and, by this standard, to establish itself as the new industry leader.

        The Company’s system targets both the wholesale and retail mortgage industry. Since small mortgage brokers dominate this industry, the Company has designed its technology based automated system to meet the growing needs of the small to medium mortgage brokerage offices currently operating in every rural and urban region of the United States with the goal of substantially increasing its business.

        The Company’s plan to expand its loan application submissions for the U.S. wholesale mortgage industry uses relationships with mortgage brokerage firms. This plan allows the local mortgage broker to retain its autonomy, name, while expanding the loan programs it can offer to its customers thus increasing the Company’s mortgage loan originations.

        During the coming fiscal year, the Company intends to begin providing its technology based loan processing system to the mortgage industry through industry publications and other media outlets, a web site, an industry newsletter and a team of aggressive account executives.

        The Company is also in the process of instituting a new construction to permanent loan program for manufactured housing. The borrower approval for the construction portion of this loan program will be underwritten to the Company’s present mortgage loan program criteria.

        (d) Markets

        The Company plans to continue to market residential mortgages through its network of 6,500 mortgage brokerage firms in 40 states, using traditional methods. Currently, the Company has a marketing strategy which uses regional sales representatives, along with an in-house sales team to market its mortgage loan products nationwide. While the Company has an established based of 6,500 mortgage brokerage firms, it plans to add new accounts through full time in-house representatives employing direct solicitation, fax blast marketing, mass e-mail marketing, and participation in mortgage industry trade shows.

        (e) Raw Materials

        The use of raw materials is not now a material factor in the Company’s operations.

        (f) Customers and Competition

        The mortgage banking business is a highly competitive and fragmented industry with over 20,000 licensed mortgage loan originators. The United States is one of the largest mortgage markets in the world with total outstanding mortgages exceeding $4.0 trillion. The mortgage market is driven by a loan origination volume in excess of $1.5 trillion per year and continues to grow as inflation and other factors increase the average price of a house. The ten largest mortgage originators in the U.S. constitute less than 40% of the total mortgage origination market with no single originator holding a market share greater than 8%.

        The Company’s operational activities focus primarily on the mortgage loan origination business, in which there is a great deal of competition. The Company anticipates that competition will come from a number of sources, many of which will have greater resources than the Company. All lenders in the United States are potential competitors. There can be no guarantee that the Company will be able to compete successfully over the short term or long term.

        (g) Employees

        Currently, the Company employs fifty-one full-time people. These employees consist of five management staff and forty-six loan origination staff and clerical support. The Company plans to hire additional employees in the future to facilitate anticipated growth projections. None of the Company’s employees are subject to a collective bargaining agreement.

        (h) Backlog

        At December 31, 2001, the Company had approximately $25,809,000 of mortgage loans to be processed for which it anticipates approximately a 35% closure rate.

        (i) Proprietary Information

        The Company owns the tradename “Mortgage 2000” and own proprietary state-of-the-art computer software which it uses as the base of the Company’s technology based system in its operations. The Company has a proprietary database of over 6,500 mortgage brokerage firms as potential customers.

        (j) Government Regulation

        The Company is, and expects to continue to be, subject to material governmental regulation and approvals customarily incident to the operation of a mortgage banking business . The Company is regulated by applicable Federal and state laws and rules. It is the Company’s policy to fully comply with all governmental regulations and regulatory authorities.

        (k) Research and Development

        During the fiscal year, the Company spent approximately $100,000 in research and development activities for the Company’s automated state-of-the-art loan underwriting technology.

        (l) Environmental Compliance

        The Company does not expect to be subject to any material environmental compliance.

Item 2. Description of Properties.

        The Company’s executive offices are located at 6795 E. Tennessee Ave., Fifth Floor, Denver, Colorado 80224. These are also the offices of Entrust Mortgage. The Company rents this office space on a five year lease at a cost of $13,089 per month from an unaffiliated third party. The lease terminates in 2005. The Company also has sales representative and production offices in California, Georgia, and Nevada. The Company owns office equipment to furnish all of its offices. The Company also owns the tradename “Mortgage 2000". The Company owns proprietary computer software which it uses in its operations. All of the management activities of the Company are performed in Colorado.

Item 3. Legal Proceedings

        The Company was a plaintiff in a lawsuit in the Colorado District Court for the City and County of Denver against Stephen B. Torres, J. Scott Oler, and Vision One Technologies, Inc. seeking damages and injunctive relief in connection with the Company’s acquisition of the assets of Vision One Technologies, Inc. Subsequent to the end of the fiscal year, the case was settled. .

        The Company was a defendant in a lawsuit with PCMD, Dan and Diane King, pertaining to payment of equipment and services purported to be sold to Vision One, FNET, and Steven Torres. This suit was filed in the Colorado District Court for the City and County of Denver. Subsequent to the end of the fiscal year, the case was settled.

        Otherwise, no legal proceedings of a material nature to which the Company is a party were pending during the reporting period. The Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any of the Company’s directors or officers in his capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the year covered by this report.

        On January 29, 2002, the shareholders approved a one-for-ten reverse split of the common shares of the Company's stock, which was approved and became effective on February 4, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        (a) Principal Market or Markets

        The common stock of the Company has traded on the NASD Over-the-Counter Bulletin Board since May, 2000. Currently, the common stock of the Company trades under the symbol ENFN. The following table sets forth the high and low bid quotation for the Company’s common stock for each quarterly period ended June, September, and December, 2000 and for four full quarters of 2001. These quotations have not been adjusted to reflect the one-for-ten reverse split of the common stock, which became effective on February 4, 2002.

                               Bid Price
                        High                Low

                                 2001
     First Quarter      $ .66              $ .30
     Second Quarter     $ .32              $ .13
     Third Quarter      $ .18              $ .10
     Fourth Quarter     $ .26              $ .12

                                 2000
     Second Quarter     .25                $2.75
     Third Quarter      $3.25              $1.00
     Fourth Quarter     $1.30              $0.75

        (b) Approximate Number of Holders of Common Stock

        As of the February 28, 2002, the Company had a total of 2,283,227 shares of common stock issued and outstanding, after giving effect to a one-for-ten reverse split of the common shares, which became effective on February 4, 2002. The number of holders of record of the Company’s common stock at that date was approximately Six Hundred and Seventy-Five (675).

        (c) Dividends

        Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. No dividends on the common stock were declared or paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

         Forward-Looking Statements

        The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the ability of the Company to successfully develop new products for new markets; the impact of competition on the revenues of the Company, changes in laws or regulatory requirements that may adversely affect or preclude customers from using the Company’s products for certain applications; delays in the introduction of new products or services; failure by the Company to keep pace with emerging technologies, potential losses from increasing level of defaulted loans due to adverse national economic conditions, and potential losses from loan fraud.

        When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends”, “may” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

        Overview

        The Company experienced a substantial turnaround in its profitability during the fiscal year ended December 31, 2001. This turnaround was largely a result to two significant factors; (i) the performance of its mortgage banking subsidiary, Entrust Mortgage; and (ii) the divestiture by the Company of its non-profitable business operations. The Company is now focused solely on its mortgage banking operations, which continue to be profitable.

        The Company almost doubled its revenue in 2001 as compared to 2000. The Company also managed to post record profits, while achieving this revenue growth. Many growth companies incur substantial upfront expenses to capitalize their growth. Consequently, they are not profitable until they stabilize their growth. The Company has been able to manage its growth by utilizing its established infrastructure and efficiencies afforded by its proprietary state-of-the-art software technology thereby minimizing much of the cost associated with rapidly growing companies.

        The mortgage banking operations have been the primary revenue and profit generator for the Company since it acquired Entrust Mortgage in 1999. Entrust Mortgage has demonstrated a steady and consistent growth pattern in its mortgage banking operations since it was acquired. Management feels the mortgage banking operations provide the greatest potential for increased revenue growth and profitability in the years to come.

        The Company is actively hiring new account executives to expand it loan origination capacity. The use of the Company’s state-of-the-art proprietary software to facilitate automated approval of loan applications coupled with its new comprehensive sales training program helps to familiarize new account executives with Entrust Mortgage’s loan products much faster than in the past. Entrust Mortgage is also hiring more qualified account executives by using personal profile testing (performed by the Profile Group) of all potential candidates.

        The Company anticipates record revenues and profits for fiscal year 2002. Given the Company’s expanded loan origination operations, coupled with the new investor relationships for increased revolving warehouse lines of credit, management has begun implementation of the most aggressive marketing campaign in the history of the Company . The Company has scheduled monthly appearances at mortgage industry trade shows across the country and is expanding its outside sales force to expedite market penetration in selected markets.

        The Company’s newest proposed business segment, which is an adjunct to it mortgage lending, is a construction loan program for manufactured housing. The Company’s research indicates that there is a ready and growing market for such a program. The Company has entered into contracts to be the exclusive mortgage marketing company and lender for this new business venture. Successful implementation of this lending program would provide the Company with new and exclusive programs in the manufactured housing industry with potentially very limited competition.

        Results of Operations

        Revenues of the Company increased significantly for the twelve months ended December 31, 2001 as compared to the year 2000. At the same time, operating expenses decreased as a percentage of revenues. As a result, the Company posted the first yearly profit in its history. For the twelve months ended December 31, 2001, total revenues were $10,238,345 as compared to revenues of $5,176,760 for the same period ended December 31, 2000. Most significantly, the loan origination fees increased for the twelve months ended December 31, 2001 to $9,040,504 compared to loan origination fees of $4,428,185 for the same period ended December 31, 2000. These increases in revenues and loan origination fees were the result of the increased working capital to expand the mortgage banking activities.

        Total operating expenses for the twelve months ended December 31, 2001 were $9,451,097 compared to total operating expenses of $7,370,979 for the same period ended December 31, 2000. The general and administrative expenses for the twelve months ended December 31, 2001 decreased to $1,270,193 compared to general and administrative expenses of $2,532,185 for the same period ended December 31, 2000. The decrease in general and administrative expenses was due to the decreased staff levels resulting from efficiencies by discontinuing certain unprofitable operations. The loan origination costs increased for the twelve months ended December 31, 2001 to $7,136,589 compared to loan origination costs of $4,025,835 for the same period ended December 31, 2000 which was the result of the increased volume of loan originations. The interest expense increased for the twelve months ended December 31, 2000 to $1,044,315 compared to interest expense of $812,959 for the same period ended December 31, 2000 as a result of the increased warehouse lines of credit to support the increased loan originations. The major components of operating expenses include independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

        As a result of the operations, the Company had a net profit of $766,986 for the twelve months ended December 31, 2001 compared to a net loss of $2,194,219 for the same period ended December 31, 2000. The net profit per share for the twelve months ended December 31, 2001 was $0.04 per share compared to a loss of $0.14 per share for the same period ended December 31, 2000. The net profits per share amounts are prior to the effect of the one-for-ten reverse split of the common stock, which became effective on February 4, 2002.

        In 1999, the Company’s initial year of combined operations, Entrust Mortgage funded over $50 million in mortgage loans. In 2000, despite a difficult mortgage loan market because of rising interest rates, Entrust Mortgage funded over $78 million of mortgage loans, which represented a significant 60% year-over-year increase. For the year ended December 31, 2001, Entrust Mortgage funded over $175 million in mortgage loans. The Company’s operations were aided by the refinancing boom caused by lower interest rates, but over 70% of the Company’s business remains purchase money loans for home buyers.

        This increased level of profitability and increasing trend towards greater profits from mortgage operations is the fundamental reason the Company has shifted its principal focus to the mortgage banking business. Management believes that the Company is poised to embark on an extended period of substantial growth in revenues and profits as it continues to expand its presence in the highly fragmented mortgage banking arena. Entrust Mortgage continues to operate ahead of its revenue and profit projections during the first quarter of the year 2002. Entrust Mortgage had a record amount of loans in processing and continues to see significant loan origination results from its recently implemented marketing campaign.

        The Company has divested or discontinued all of its non-profitable businesses. Management has further streamlined operations to contain costs and facilitate the Company's recently focused niche mortgage loan product line to achieve continued growth. With the introduction of its web-enabled automatic underwriting system, the Company expects to increase loan volume, while continuing to contain operational costs, which could result in added profitability. In addition, the Company is planning to launch a new construction loan program for manufactured housing. Entrust Mortgage will be the exclusive marketer of this manufactured housing lending program, which is anticipated to begin generating revenue in the second quarter of 2002.

        During the coming year, the Company intends to make application for listing on a recognized U.S. stock exchange, such as the American Stock Exchange or NASDAQ.

        Liquidity and Capital Resources

        As of December 31, 2001, the Company had cash or cash equivalents of $858,848, compared to cash or cash equivalents of $108,119 as of December 31, 2000.

        Net cash used by operating activities was $408,005 for the twelve months ended December 31, 2001, compared to net cash used of $968,770 for the twelve months ended December 31, 2000.

        Cash flows provided by investing activities were $172,300 for the twelve months ended December 31, 2001, compared to $24,067 for the twelve months ended December 31, 2000.

        Cash flows from financing activities accounted for $170,424 for the twelve months ended December 31, 2001, compared to $988,255 for the twelve months ended December 31, 2000.

        The current working capital, cash and cash equivalents are sufficient to meet the Company’s current level of business operations. However, to increase the Company’s anticipated mortgage origination program, it may need additional funding. The Company may raise additional capital through a private placement, may leverage its assets with a loan or may utilize internally generated profits to cover its anticipated cash requirements over the short-term. These funds will be necessary to increase the working capital to support the growth in the funding of the Company’s expanding mortgage loan origination program. The Company’s mortgage loan business remains profitable. The Company plans to remain focused on its core business of mortgage banking in the next year.

        The Company does not intend to pay dividends in the foreseeable future.

Item 7. Financial Statements.

                               TABLE OF CONTENTS

                                                          Page

   Independent Auditors' Report                            F-1

   Consolidated Balance Sheet                              F-2

   Consolidated Statement of Operations                    F-3

   Consolidated Stockholders' Equity                       F-4

   Consolidated Statement of in Cash Flows                 F-5

   Notes to Financial Statements                           F-6 - F-10

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Entrust Financial Services, Inc.
Denver, CO

We have audited the accompanying consolidated balance sheet of Entrust Financial Services, Inc. and its subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entrust Financial Services, Inc. and its subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael Johnson & Co., LLC
Denver, CO
April 3, 2002

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheet
For the Year Ended December 31,

                                                                                (Restated)
                                                                   2001            2000
                                                                   ----            ----
ASSETS:

Current assets:
    Cash .................................................   $    858,848    $    108,119
    Accounts Receivable ..................................        638,339         277,203
    Note Receivable - Note 2 .............................        645,769         265,512
    Loans Receivable .....................................     17,069,794       6,871,880
                                                             ------------    ------------
          Total current assets ...........................     19,212,750       7,522,714
                                                             ------------    ------------

Fixed assets - Note 1
   Computers & Equipment .................................        221,652         208,410
   Furniture & Fixtures ..................................        183,682         230,070
   Leasehold Improvements ................................           --            12,424
                                                             ------------    ------------
       Total fixed assets ................................        405,334         450,904
          Less accumulated depreciation ..................       (196,808)       (119,133)
                                                             ------------    ------------
               Net fixed assets ..........................        208,526         331,771
                                                             ------------    ------------
Other assets:
     Prepaid Expenses ....................................         59,554         116,593
    Marketable Security ..................................          3,200         175,500
    License ..............................................             10            --
    Title Co. Advances ...................................        330,247         124,347
    Intangible Assets ....................................      1,600,000       1,865,641
    Deposit ..............................................         21,730          13,495
                                                             ------------    ------------
                                                                2,014,741       2,295,576
       Less Amortization .................................           --          (185,406)
                                                             ------------    ------------
           Total other assets ............................      2,014,741       2,110,170
                                                             ------------    ------------
TOTAL ASSETS .............................................   $ 21,436,017    $  9,964,655
                                                             ============    ============

LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable .....................................   $    141,523    $    381,650
    Accrued Expenses .....................................        354,990          17,711
    Note Payable - Note 3 ................................        163,688         113,688
    Current portion - Long term debt .....................           --            40,000
    Loan Reserve .........................................         41,036            --
    Loan Payable .........................................           --            67,982
    Debenture Payable ....................................        162,100            --
    Warehouse Line Payable - Note 8 ......................     16,894,300       6,682,874
                                                             ------------    ------------
        Total current liabilities ........................     17,757,637       7,303,905
                                                             ------------    ------------
Long-Term debt ...........................................           --            60,000
                                                             ------------    ------------
Stockholder's equity:
    Preferred stock, $.0000001 Par Value
    1,000,000 Shares Authorized. None Issued .............           --              --

    Common stock, $.0000001 Par Value
    50,000,000 Shares Authorized,  22,736,227 were
    issued and outstanding for 2001 and 18,554927 were ...              2               1
    issued and outstanding for2000

    Additional Paid-In Cash ..............................      6,445,315       6,134,672
    Retained Earnings (Deficit) ..........................     (2,766,937)     (3,533,923)
                                                             ------------    ------------
          Total Stockholders' Equity .....................      3,678,380       2,600,750
                                                             ------------    ------------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY: ................   $ 21,436,017    $  9,964,655
                                                             ============    ============

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Operations

                                                                                           (Restated)
                                                                                Year          Year
                                       Entrust Financial  Entrust Mortgage      Ended         Ended
                                          December 31,      December 31,     December 31,  December 31,
                                             2001              2001             2001          2000
                                       -----------------  ----------------   -----------   ------------
REVENUE:
    Loan Origination Fees ............  $       --       $  9,040,504     $  9,040,504    $  4,428,185
    Interest Income ..................          --          1,175,953        1,175,953         746,430
    Miscellaneous Income .............        17,263            4,625           21,888           2,145
                                        ------------     ------------     ------------    ------------

Total Revenue ........................        17,263       10,221,082       10,238,345       5,176,760
                                        ------------     ------------     ------------    ------------

OPERATING EXPENSES:
    Loan Origination Costs ...........          --          7,136,589        7,136,589       4,025,835
    Interest Expense .................        49,570          994,745        1,044,315         812,959
    General & Administrative .........     1,028,777          241,416        1,270,193       2,532,185
                                        ------------     ------------     ------------    ------------

Total Operating Expenses .............     1,078,347        8,372,750        9,451,097       7,370,979
                                        ------------     ------------     ------------    ------------

OTHER INCOME AND EXPENSE
Loss on Investments ..................          --            (24,300)         (24,300)           --
Interest Expense .....................          --               (385)            (385)           --
Interest Income ......................            30            4,393            4,423            --
                                        ------------     ------------     ------------    ------------

Total Other Income and Expenses ......            30          (20,292)         (20,262)           --
                                        ------------     ------------     ------------    ------------

NET PROFIT (DEFICIT) .................  $ (1,061,054)    $  1,828,040     $    766,986    $ (2,194,219)
                                        ============     ============     ============    ============

NET GAIN (LOSS) PER COMMON SHARE .....                                    $       0.04    $      (0.14)
                                                                          ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING ..                                      20,994,019      16,108,463
                                                                          ============    ============

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STOCKHOLDER’S EQUITY (DEFICIT)
December 31, 2001

                                                                          (Restated)
                                     COMMON STOCKS         ADDITIONAL      RETAINED         TOTAL
                                  -------------------       PAID-IN        EARNINGS     STOCKHOLDERS'
                                  Shares       Amount       CAPITAL        (DEFICIT)        EQUITY

Issuance of stock
 for cash & services 4/97..     6,953,406    $         1   $   108,510    $      --      $   108,511

Net loss for year .........          --             --            --           (3,080)        (3,080)
                              -----------    -----------   -----------    -----------    -----------
Balance December 31, 1997..     6,953,406              1       108,510         (3,080)       105,431
                              -----------    -----------   -----------    -----------    -----------
Issuance of stock
 for cash 3/98 ............        12,900           --          10,750           --           10,750
Stock cancelled 5/98 ......        (7,500)          --          (6,250)          --           (6,250)
Issuance of stock
 for cash 7/98 ............        49,995           --          24,998           --           24,998
Net loss for year .........          --             --            --          (67,566)       (67,566)
                              -----------    -----------   -----------    -----------    -----------
Balance December 31, 1998..     7,008,801              1       138,008        (70,646)        67,363
                              -----------    -----------   -----------    -----------    -----------
Issuance of stock
 for acquisition 4/99 .....     5,100,000           --       2,889,412           --        2,889,412
Issuance of stock
 for cash 6/99 ............     1,253,199           --         891,839           --          891,839
Issuance of stock
 for services 8/99 ........       300,000           --          50,000           --           50,000
Net loss for year .........          --             --            --       (1,269,058)    (1,269,058)
                              -----------    -----------   -----------    -----------    -----------
Balance December 31, 1999..    13,662,000              1     3,969,259     (1,339,704)     2,629,556
                              -----------    -----------   -----------    -----------    -----------
Issuance of stock
 for services 6/00 ........       745,000           --         126,650           --          126,650
Issuance of stock
 for cash 6/00 ............     1,091,664           --         700,000           --          700,000
Issuance of stock
 for repayment
 of Debenture 10/00 .......     2,856,263           --         500,000           --          500,000
Issuance of stock
 for acquisition 12/00 ....       200,000           --         838,763           --          838,763
Net loss for year .........          --             --            --       (2,194,219)    (2,194,219)
                              -----------    -----------   -----------    -----------    -----------
Balance December 31, 2000..    18,554,927              1     6,134,672     (3,533,923)     2,600,750
                              -----------    -----------   -----------    -----------    -----------
Issuance of stock
 for acquisition 2/01 .....     1,300,000              1          --             --                1
Issuance of stock
 for cash 3/01 ............       500,000           --         100,000           --          100,000
Issuance of stock
 for services 3/01 ........       300,000           --          30,000           --           30,000
Issuance of stock
 for services 5/01 ........     1,385,336           --         107,219           --          107,219
Issuance of stock
 for cash 4/01 ............       645,964           --          70,424           --           70,424
Issuance of stock
 for services 7/01 ........        50,000           --           3,000           --            3,000
Net profit for year .......          --             --            --          766,986        766,986
                              -----------    -----------   -----------    -----------    -----------
Balance December 31, 2001..    22,736,227    $         2   $ 6,445,315    $(2,766,937)   $ 3,678,380
                              ===========    ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidatedstatement of Cash Flow
For the Year Ended December 31,

                                                                       (Restated)
                                                             2001          2000
                                                             ----          ----

Cash Flows from Operating Activities:
    Net Gain (Loss) .................................   $   766,986    $(2,194,219)
    Adjustments to reconcile net loss to net cash
        used for operating activities
    Depreciation and Amortization ...................       197,992        180,845
    Stock issued for services .......................       140,219        126,650

Changes in Assets & Liabilities:

    Notes Receivable ................................      (380,257)        14,425
    Accounts Receivable .............................      (361,136)       127,136
    Loans Receivable ................................          --        5,294,307
    Deposits ........................................        (8,235)          (467)
    Accounts Payable ................................      (240,127)       230,342
    Notes Payable ...................................       (50,000)       119,584
    Loans Payable ...................................        67,982     (5,291,961)
    Loan Reserve ....................................        41,036           --
    Debenture .......................................       162,100        500,000
    Intangibles .....................................      (265,641)          --
    Accrued Expenses ................................       337,086        (75,412)
                                                        -----------    -----------

Net Cash Provided by Operating Activities ...........       408,005       (968,770)
                                                        -----------    -----------

Cash Flows from Investing Activities:

    Retirement of Fixed Asset .......................          --           24,067
    Loss on Marketable Securities ...................       172,300           --
                                                        -----------    -----------

Net Cash Used for Investing Activities ..............       172,300         24,067
                                                        -----------    -----------

Cash Flows from Financing Activities:

    Issuance of Common Stocks .......................       170,424        988,255
                                                        -----------    -----------

Net Cash Provided by Financing Activities ...........       170,424        988,255
                                                        -----------    -----------

Net Increase (Decrease) in Cash & Cash Equivalents ..       750,729         43,552

Cash & Cash Equivalents at Beginning of Period ......       108,119         64,567
                                                        -----------    -----------

Cash & Cash Equivalents at End of Period ............   $   858,848    $   108,119
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest ........................................   $    49,570    $    61,943
                                                        ===========    ===========
    Income Taxes ....................................   $      --      $      --
                                                        ===========    ===========
NON-CASH TRANSATIONS
    Common stock issued in exchange for services ....   $   140,219    $   126,650
                                                        ===========    ===========

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization – Nature of Operations

Entrust Financial Services, Inc. (the “Company”) was incorporated on November 8, 1996, under the laws of the State of Colorado as Centennial Banc Share Corporation. The name of the Company was changed to Entrust Financial Services, Inc. as of April 6, 2001. The Company was formed for the purpose of developing and maintaining the business associated with mortgage banking and spent several months of preparation and research before beginning formal operations on March 10, 1997. No financial transactions occurred in 1996.

On April 30, 1999 the Company purchased 100% of Entrust Mortgage, Inc. for eight hundred thousand shares of common stock. Entrust Mortgage, Inc. became a wholly owned subsidiary of the Company and is included in these consolidated financial statements utilizing the purchase method of accounting. Entrust Mortgage, Inc. was incorporated under the laws of the State of Colorado on March 4, 1999.

The Company, through its subsidiary, Entrust Mortgage, Inc., is an approved mortgage banker in 40 states, which has a correspondent relationship with several large financial institutions. The Company originates residential real estate loans in over forty states and sells them to financial institutions. The Company receives fees from borrowers and Service Release Premiums on loans sold to financial institutions. Management believes that the Company is not economically dependent on any one financial institution because the Company assigns loans to numerous financial institutions.

The Company acts as a loan correspondent for lenders for certain loans closed and funded by the Company and sold to the lenders. The Company has entered into various loan purchase and sale agreements. The transfers of the mortgage loans that are subject to these agreements are subject to the warranties, representations and provisions in the agreement. Certain lenders have the right to require the Company to repurchase a mortgage loan for any of the following reasons: (a) if a representation and warranty given by the Company as to a particular mortgage loan is breached, (b) if there has been a breach of any other terms and conditions of the agreement, and (c) if final post-closing documentation is improper or incomplete after a reasonable period of time, the determination of which is at the bank’s discretion. At the lender’s option, the Company shall be required either (1) promptly to cure such a breach in all material respects; (2) to repurchase the mortgage loan at a price equal to the principal balance of the mortgage loan, recapture of the service release premium, and interest at the mortgage loan rate from the date to which the interest has last been paid to the date of repurchase.

Capital Stock Transactions

The authorized capital stock of the corporation is 50,000,000 shares of common stock at $.0000001 and 1,000,000 shares of preferred stock at $.0000001 par value. No preferred stock has been issued.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 1 – Organization and Summary of Significant Accounting Policies (Cont):

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of ninety (90) days or less, to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of mortgage notes receivable. The Company grants credit to mortgage borrowers nationwide. Concentrations of credit with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and the fact that the commissions and fees paid to the Company are remitted to the Company within a short period after the closing. As of December 31, 2001, the Company has no significant concentrations of credit risk with regard to these financial instruments.

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

         Furniture and fixtures                      7 years
         Computers & Equipment                       5 years

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 1 – Organization and Summary of Significant Accounting Policies (Cont):

Intangible Assets

Intangible assets consist of the following as of December 31, 2001:

                Client Contracts       $1,200,000
                State Approvals           400,000

The Company continually evaluates the carrying value of the intangible assets. Any impairments would be recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

Revenue Recognition:

Service Release Premiums, discounts and loan fees on warehouse loans held for sale are recognized as income when the related loans are sold. Service Release Premiums, yield spreads and loan fees on other loans are recognized when earned.

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2001. Management is not aware of any factors that would significantly affect these estimated fair value amounts.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 2 - Notes Receivable

Notes receivable as of December 31, 2001 consist of the following:

  Note receivable from EMB Mortgage dated April 10, 2001 with an
  interest rate of 10%.   Payable by September 30, 2002.             $  500,000

  Note receivable from Scott Sax dated December 31, 2001 with an
  interest rate of 6%.  Payable by January 1, 2004.                      34,470
  Note receivable from Patricia Saunders dated December 31, 2001
  with an interest rate of 6%.  Payable by January 1, 2004.              36,299

  Note receivable from DC Holding dated 12/22/2000 with no
  interest.  Payable upon demand.                                        75,000
                                                                      ---------

           Total Notes Receivable                                    $  645,769
                                                                      =========

Note 3 - Note Payable

Notes payable as of December 31, 2001 consist of the following:

  Note payable to Jerry Burden dated April 20, 2000.  With 13 1/2%
  interest payable April 3, 2002.                                       163,688
                                                                      ---------

           Total notes payable                                       $  163,688
                                                                      =========

A convertible debenture was agreed upon on April 2, 2001 in the amount of $162,100 with an annual interest rate of 16% with a maturity date of April 2, 2003.

Note 4 – Impact of Recently Issued Accounting Standards

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

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 5 - Marketable Security

The Company also owns 10,000 shares of Sea View Underwater Research, Inc. with a fair market value of $.32 per share as of December 31, 2001. The shares are listed at their fair market value

Note 6 – Commitments

The Company leases its offices under long-term leases that are accounted for as operating leases. Future minimum rental payments on all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

           Year Ending                           Amount
           -----------                           ------

           January - December, 2002           $ 162,720
           January - December, 2003             168,370
           January  - December, 2004            174,020
           January - December , 2005            179,670
                                               --------
                                              $ 684,780
                                               ========

Note 7 – Income Taxes

Significant components of the Company’s deferred tax liabilities and assets are as follows:

   Deferred Tax Liability                               $          0
                                                        ============
   Deferred Tax Assets
            Net Operating Loss Carryforwards            $  2,766,937
            Less Valuation Allowance                      (2,766,937)
                                                        -------------
   Total Deferred Tax Assets                            $          0
                                                        ============
   Net Deferred Tax Liability                           $          0
                                                        ============

As of December 31, 2001, the Company had a net operating loss carryfoward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company’s ability to generate taxable income during the carryforward period, Because the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company’s effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2013.

Note 8 – Loans Receivable and Warehouse Line Payable

Loan receivable represents loans that have been placed for purchase as of December 31, 2001. The Warehouse Line Payable is the amount of money set aside to finance these Loans receivable. These items are offset items.

Item 8. Disagreements With Accountants on Accounting and Financial Disclosure.

        There were no disagreements on accounting and financial disclosures with the present accounting firm during the reporting period.

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

        The Directors of the Company will serve in such capacity until the next annual meeting of the Company’s shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company’s Directors. Scott Sax is the son-in-law of James Saunders and Patricia W. Saunders. James Saunders and Patricia W. Saunders are husband and wife. Otherwise, there are not any arrangements or understandings between any of the Company’s directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

        James Saunders

        Mr. Saunders has been the Company’s Chairman of the Board and a Director since 2000. He has been involved with the mortgage industry since 1981 and has served as managing director of both large retail and wholesale mortgage companies including Southern Network Mortgage, Express Mortgage, Equityline Financial Services, Inc., and EMB Mortgage. He has developed large commercial and residential real estate projects and has served as President of three different Kiwanis International chapters. Mr. Saunders has a University College Degree from the University of Florida.

        Scott J. Sax

        Mr. Sax has been the Company’s President and a Director since 1999. He has been involved with us through Entrust Mortgage since 1999 and has also been the President of Entrust Mortgage during this period. From 1997 to 1999, he was Operations Manager of EMB Mortgage Corp., a private mortgage company. From 1993 to 1997, he was an officer of Investment Consultants, Inc., which did business as Equityline Financial Services, Inc. Mr. Sax as a B.S. degree in Management from Georgia Institute of Technology.

        Patricia W. Saunders

        Ms. Saunders has been the Company’s Secretary-Treasurer and a Director since 1999. She has been involved with us through Entrust Mortgage since 1999 and has also been the broker compliance manager of Entrust Mortgage during this period. From 1993 to 1999, she was President of Investment Consultants, Inc., which did business as Equityline Financial Services, Inc. From 1987 to 1992, she was President of Administrative and Management Consulting Services, Inc. Ms. Saunders has a B.S. degree in Marketing from the University of Florida.

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

        Advisory Board

        In 2001, the Company established an Advisory Board which has no management or corporate governance authority but shares their experiences with the Company’s Board of Directors. The Advisory Board includes the following members:

        Ed Alfke

        Mr. Alfke is the founder of Rent a Wreck and Practical Auto Rentals, and co founded The Canadian Dispute Resolution Corporation. He has been the subject of in numerous newspapers, magazines and hardback books and a case study for University Commerce Graduate and M.B.A. Programs in Canada. He has spoken at numerous business and Franchise symposiums on marketing and Franchise relations, and was honored to speak at the “International Conference for the Environment” in 1997, in Antwerp, Belgium. Ed received his Diploma for “The Management Course for Presidents” from the Presidents Association of New York, while building his companies.

        Jan Sather

        Mr. Sather is a former aerospace engineer at Ford Aerospace and Martin Marietta. He has a MBA from the University of Denver and Bachelor of Science from the University of Minnesota. Mr. Sather joined Career Marketing Associates (CMA) on February 3, 1973 as an executive recruiter under Paul M. Riggins, the company founder. Mr. Sather became General Manager in 1974 and owner of the company in 1985.

        Mr. Sather has developed search markets for CMA in a number of disciplines: sales/marketing, engineering, software/information technology, manufacturing, and general management. The market segments have cut across a broad range of industries: biomedical equipment, mechanical equipment, mass storage, software, consumer products and lower technology product and service companies.

        Will Rogers

        Mr. Rogers is a mortgage banking veteran who has served with National Mortgage Corporation, Prudential Bank & Trust, Lomas & Nettleton and Shearson Lehman Mortgage. Currently, Mr. Rogers is Executive Vice President for Megastar Financial in charge of business development. His extensive mortgage banking experience brings related industry expertise to Entrust.

        David Hite

        Mr. Hite has over 30 years experience in the public company arena. He is a CPA, a licensed real estate broker, and has served as the CFO for several Fortune 500 companies. David’s knowledge, experience, and contacts have been very helpful in assisting the company with its financial objectives and working towards getting listed on a national securities exchange.

        The Board of Directors has established no committees.

        Members of the Board of Directors receive 1,250 shares of common stock per quarter as compensation for their service on the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

        Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires the Company’s officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. The Company is not aware of any reports which were not made on a timely basis in the last year.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

                            Annual Compensation                Long Term Compensation
                                               Awards                  Payouts
Name                                              Other        Restricted      All
 and                       Salary      Annual     Stock(1)(3)     LTIP        Other
Principal(1)(2)(3)         Compen-      Bonus     Compen-         Award(s)    Options/
Position           Year    sation($)     ($)      sation ($)

James              2001     $189,437     --          --            --            --
Saunders           2000      154,038     --          --            --            --
Chairman(1)

Scott J.           2001     $190,412     --          --            --            --
Sax                2000      154,823     --          --            --            --
President(2)       1999       52,500     --          --            --            --

Patricia W.        2001     $ 37,249     --          --            --            --
Saunders           2000       34,097     --          --            --            --
Treasurer(2)       1999       20,769     --          --            --            --
(1)	Mr. Saunders became an officer in 2000.

(2)	Mr. Sax and Ms. Saunders became officers in 1999.

        None of the Company’s Officers or Directors have stock options to acquire common shares.

        2001 STOCK COMPENSATION PLAN

        The Company has a current registration statement on Form S-8 for its 2002 Stock Compensation Plan I. A total of 150,000 shares have been registered under the plan. The Company has not issued any shares or options under this plan as of December 31, 2001.

        EQUITY INCENTIVE PLAN

        A total of 250,000 shares of common stock, post split, are reserved under the Company’s Equity Incentive Plan. The Company has issued options to acquire 100,000 shares under this plan.

Item 10. Security Ownership of Certain Beneficial Owners and Management.

        The following sets forth the number of shares of the Company’s $.0000001 par value common stock beneficially owned by (i) each person who, as of February 28, 2002, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors; and (iii) the Officers and Directors as a group. As of February 28, 2002, there were 2,283,277 common shares issued and outstanding, after giving effect to a one-for-ten reverse split of the common shares, which became effective on February 4, 2002.

Name and Address               Amount and Nature of               Percent of
of Beneficial Owner            Beneficial Ownership (1)(2)          Class

James Saunders                           -0-                         -0-
6795 E. Tennessee Ave.
Fifth  Floor
Denver, Colorado  80224

Scott J. Sax                           315,000(3)                   13.80%
6795 E. Tennessee Ave.
Fifth  Floor
Denver, Colorado  80224

Patricia W. Saunders                   315,000(4)                   13.80%
6795 E. Tennessee Ave.
Fifth  Floor
Denver, Colorado  80224

Richard M. Muller                        7,667                        .34%
6795 E. Tennessee Ave.
Fifth  Floor
Denver, Colorado  80224

Matthew Connolly                        17,534                        .77%
6795 E. Tennessee Ave.
Fifth  Floor
Denver, Colorado  80224

Officers and Directors                 655,201                      28.70%
as a Group (6 Persons)
(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owner listed above has sole voting and investment power with respect to the shares shown, unless otherwise indicated

(3)	Includes 300,000 shares owned of record. In addition, 15,000 shares are owned in the name of the S&J Trust.

(4)	Includes 147,000 shares owned of record. In addition, 168,000 shares owned in the name of the Investors Trust, for which Ms. Saunders is a beneficial owner. Mr. Saunders disclaims any beneficial ownership of all of these shares.

Item 12. Certain Relationships and Related Transactions.

        The Company has a note receivable from Mr. Scott Sax of $34,470.39 with an interest rate of 6% payable in 8 quarterly installments beginning on April 1, 2002.

        The Company has a note receivable from Ms. Patricia Saunders of $36,298.60 with an interest rate of 6% payable in 8 quarterly installments beginning on April 1, 2002.

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

+  3D       Articles of Amendment to change name to Entrust Financial Services, Inc.

+ 10A       Asset Purchase Agreement with Allegro Software, Inc.

+ 10B       Employment Agreement with Mr. Edward Nichols

  10C       Debenture Agreement with Bayview Marketing

  10D       Consultant Agreement with David Hite

+ Previously Filed.

                 (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                          Entrust Financial Services, Inc.

Dated:    4/10/02                                                                                                              By:    /s/ Scott J. Sax
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

Dated:    4/10/02                                                                                                              By:    /s/ James Saunders
                                                                                                                                                       James Saunders
                                                                                                                                                       Chairman and Director

Dated:    4/10/02                                                                                                              By:    /s/ Patricia W. Saunders
                                                                                                                                                       Patricia W. Saunders
                                                                                                                                                       Secretary

Dated:    4/10/02                                                                                                              By:    /s/ Richard M. Muller
                                                                                                                                                       Richard M. Muller
                                                                                                                                                       Director

Dated:    4/10/02                                                                                                              By:    /s/ Matthew Connolly
                                                                                                                                                       Matthew Connolly
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

+  3D       Articles of Amendment to change name to Entrust Financial Services, Inc.

+ 10A       Asset Purchase Agreement with Allegro Software, Inc.

+ 10B       Employment Agreement with Mr. Edward Nichols

  10C       Debenture Agreement with Bayview Marketing

  10D       Consultant Agreement with David Hite

+ Previously Filed.