Form 10QSB
period 2002-03-31
ENTRUST FINANCIAL SERVICES INC
filed 2002-05-13
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of March 31, 2002 were 2,268,623 common shares.

References in this document to “us,” “we,” or “the Company” refer to Entrust Financial Services, Inc, its predecessors and its subsidiaries.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheet
(Unaudited)

                                                              March 31,      December 31,
                                                                2002            2001
                                                              ---------      -----------
ASSETS:

Current assets:
    Cash ................................................   $  1,241,418    $    858,848
    Accounts Receivable .................................        521,787         638,339
    Note Receivable .....................................        700,140         645,769
    Loans Receivable ....................................     11,519,251      17,069,794
                                                            ------------    ------------
          Total current assets ..........................     13,982,596      19,212,750
                                                            ------------    ------------

Fixed assets - Note 1
   Computers & Equipment ................................        229,503         221,652
   Furniture & Fixtures .................................        173,843         183,682
                                                            ------------    ------------
       Total fixed assets ...............................        403,346         405,334
          Less accumulated depreciation .................       (211,771)       (196,808)
                                                            ------------    ------------
               Net fixed assets .........................        191,575         208,526
                                                            ------------    ------------

Other assets:
    Prepaid Expenses ....................................         48,346          59,554
    Marketable Security .................................          3,200           3,200
    License .............................................             10              10
    Title Co. Advances ..................................        218,273         330,247
    Intangible Assets ...................................      1,600,000       1,600,000
    Deposit .............................................         21,730          21,730
                                                            ------------    ------------
           Total other assets ...........................      1,891,559       2,014,741
                                                            ------------    ------------

TOTAL ASSETS ............................................   $ 16,065,730    $ 21,436,017
                                                            ============    ============

LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable ....................................   $    138,226    $    141,523
    Accrued Expenses ....................................        215,116         354,990
    Notes Payable .......................................        163,688         163,688
    Loan Reserve ........................................        150,145          41,036
    Debenture Payable ...................................        162,100         162,100
   Warehouse Line Payable ...............................     11,343,847      16,894,300
                                                            ------------    ------------
        Total current liabilities .......................     12,173,122      17,757,637
                                                            ------------    ------------

Stockholder's equity:
    Preferred stock, $.0000001 Par Value
       1,000,000 Shares Authorized. None Issued .........           --              --
    Common stock, $.0000001 Par Value
       50,000,000 Shares Authorized,  2,288,622 are
       issued and outstanding for 2002 and 2,273,622
       were issued and outstanding for 2001 .............              1               2

    Additional Paid-In Cash .............................      6,458,316       6,445,315
    Retained Earnings (Deficit) .........................     (2,565,709)     (2,766,937)
                                                            ------------    ------------

          Total Stockholders' Equity ....................      3,892,608       3,678,380
                                                            ------------    ------------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY: ...............   $ 16,065,730    $ 21,436,017
                                                            ============    ============

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Operations
(Unaudited)

                                                   Three-Months     Three-Months
                                                      Ended            Ended
                                                  March 31, 2002   March 31, 2001
                                                  --------------   --------------
REVENUE:
    Loan Origination Fees ...................      $ 2,481,468      $ 1,427,478
    Interest Income .........................          374,177          172,001
    Miscellaneous Income ....................               79          124,905
                                                   -----------      -----------

Total Revenue ...............................        2,855,724        1,724,384
                                                   -----------      -----------

OPERATING EXPENSES:
    Loan Origination Costs ..................        2,128,505        1,572,050
    Interest Expense ........................          245,325          134,381
    General & Administrative ................          280,666          155,058
                                                   -----------      -----------

Total Operating Expenses ....................        2,654,496        1,861,489
                                                   -----------      -----------

NET PROFIT (LOSS) ...........................      $   201,228      $  (137,105)
                                                   ===========      ===========

NET GAIN (LOSS) PER COMMON STOCK ............      $      0.09      $     (0.07)
                                                   ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING .........        2,273,622        1,855,493
                                                   ===========      ===========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STOCKHOLDER’S EQUITY (DEFICIT)
March 31, 2002
(Unaudited)

                                       COMMON STOCKS         Additional      Retained          Total
                                   ---------------------       Paid-in       Earnings      Stockholder's
                                   Shares         Amount       Capital       (Deficit)         Equity
                                   ------         ------     ----------      --------      -------------
Issuance of stock for
 cash & services 4/97 ......          695,345 $         1   $   108,510    $      --      $   108,511
Net loss for year ..........             --          --            --           (3,080)        (3,080)
                                  ----------- -----------   -----------    -----------    -----------
Balance December 31, 1997 ..          695,345           1       108,510         (3,080)       105,431

Issuance of stock for
 cash 3/98 .................            1,290        --          10,750           --           10,750
Stock cancelled 5/98 .......             (750)       --          (6,250)          --           (6,250)
Issuance of stock
 for cash 7/98 .............            4,995        --          24,998           --           24,998
Net loss for year ..........             --          --            --          (67,566)       (67,566)
                                  ----------- -----------   -----------    -----------    -----------
Balance December 31, 1998 ..          700,880           1       138,008        (70,646)        67,363
                                  ----------- -----------   -----------    -----------    -----------
Issuance of stock
 for acquisition 4/99 ......          510,000        --       2,889,412           --        2,889,412
Issuance of stock
 for cash 6/99 .............          125,320        --         891,839           --          891,839
Issuance of stock
 for services 8/99 .........           30,000        --          50,000           --           50,000
Net loss for the year ......             --          --            --       (1,269,058)    (1,269,058)
                                  ----------- -----------   -----------    -----------    -----------
Balance December 31, 1999 ..        1,366,200           1     3,969,259     (1,339,704)     2,629,556
                                  ----------- -----------   -----------    -----------    -----------
Issuance of stock
 for services 6/00 .........           74,500        --         126,650           --          126,650
Issuance of stock
 for cash 6/00 .............          109,166        --         700,000           --          700,000
Issuance of stock
 for repayment
 of Debenture 10/00 ........          285,626        --         500,000           --          500,000
Issuance of stock
 for acquistion 12/00 ......           20,000        --         838,763           --          838,763
Net loss for year ..........             --          --            --       (2,194,219)    (2,194,219)
                                  ----------- -----------   -----------    -----------    -----------
Balance December 31, 2000 ..        1,855,492           1     6,134,672     (3,533,923)     2,600,750
                                  ----------- -----------   -----------    -----------    -----------
Issuance of stock
 for acquisition 2/01 ......          130,000        --               1           --                1
Issuance of stock
 for cash 3/01 .............           50,000        --         100,000           --          100,000
Issuance of stock
 for services 3/01 .........           30,000        --          30,000           --           30,000
Issuance of stock
 for cash 4/01 .............           64,596        --          70,424           --           70,424
Issuance of stock
 for services 5/01 .........          138,534        --         107,219           --          107,219
Issuance of stock
 for services 7/01 .........            5,000        --           3,000           --            3,000
Net profit for the year ....             --          --            --          766,986        766,986
                                  ----------- -----------   -----------    -----------    -----------
Balance December 31, 2001 ..        2,273,622           1     6,445,316     (2,766,937)     3,678,380
                                  ----------- -----------   -----------    -----------    -----------
Issuance of stock
 for services 2/02 .........           10,000        --          13,000           --           13,000
Net gain for the period ....             --          --            --          201,228        201,228
                                  ----------- -----------   -----------    -----------    -----------
Balance March 31, 2002 .....        2,283,622 $         1   $ 6,458,316    $(2,565,709)   $ 3,892,608
                                  =========== ===========   ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Cash Flow
(Unaudited)

                                                                 Three-Months
                                                                Ended March 31,
                                                             -------------------
                                                             2002           2001
                                                             ----           ----
Cash Flows from Operating Activities:

    Net Income (Loss) ..............................   $   201,228    $  (137,105)
    Adjustments to reconcile net loss to net cash
       used for operating activities
    Depreciation and Amortization ..................        17,458         59,594
    Common stock issued for services ...............        13,000         30,000
Changes in Assets & Liabilities:
    (Increase) notes receivable ....................       (54,371)       (12,814)
    Decrease (Increase) accounts receivable ........       116,552       (204,614)
    Decrease prepaid expenses ......................        11,208         15,693
    (Increase) Decrease loans receivable ...........       904,749       (153,973)
    (Increase) deposits ............................          --              (50)
    (Decrease) accounts payable ....................        (3,297)       (72,406)
    Increase notes payable .........................          --          156,749
    Increase loans reserve .........................       109,109        200,873
    (Decrease) impounds ............................       (27,158)        27,158
    (Decrease) Increase accrued expenses ...........      (139,874)        12,630
                                                       -----------    -----------
Net Cash Provided by Operating Activities ..........     1,148,604        (78,265)
                                                       -----------    -----------
Cash Flows Used for Investing Activities:

    Capital Expenditures ...........................        (7,851)          --
                                                       -----------    -----------
Net Cash Used for Investing Activities .............        (7,851)          --
                                                       -----------    -----------
Cash Flows from Financing Activities:

    Issuance of Common Stocks ......................          --         (100,000)
                                                       -----------    -----------
Net Cash Provided by Financing .....................          --         (100,000)
                                                       -----------    -----------
Net Increase in Cash & Cash Equivalents ............     1,140,753       (178,265)

Cash & Cash Equivalents at Beginning of Period .....       100,665        278,930
                                                       -----------    -----------
Cash & Cash Equivalents at End of Period ...........   $ 1,241,418    $   100,665
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest .......................................        10,026          7,782
    Income Taxes ...................................          --             --
                                                       ===========    ===========
NON-CASH TRANSATIONS
    Common stock issued in exchange for services ...   $    13,000    $    30,000
                                                       ===========    ===========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
March 31, 2002
(Unaudited)

Note 1 – Presentation of Interim Information:

In the opinion of the management of Entrust Financial Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three-months ended March 31, 2002 and 2001, and cash flows for the three-months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2000.

Note 2 – Capital Stock Transaction:

On January 28, 2002, the Company, upon approval by the shareholders of the Company, resolved to do a one-for-ten reverse split of the issued and outstanding common shares of the Company. No change in the par value or in the total number of authorize shares will be made.

All share and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give effect to the stock split.

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTS

To the Board of Directors
Entrust Financial Services, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Entrust Financial Services, Inc. as of March 31, 2002 and the related statements of operations for the three-month period ended March 31, 2002 and 2001, and the cash flows for the three-months ended March 31, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accounts. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with accounting standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein). In our report dated April 3, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co., LLC
Denver, CO
May 10, 2002

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

        Results of Operations

        The Company was profitable for the three months ended March 31, 2002. This marks our fourth straight quarter of profitability for us and shows substantial improvement over our performance in the first quarter of 2001. Also, our revenues are significantly higher compared to the same period in the previous year. The source of our profit comes from a continuing increase in loan origination fees and interest income and a slower growth of operating expenses. For the three months ended March 31, 2002, total revenues were $2,856,000, compared to revenues of $1,724,000 for the same period ended March 31, 2001. Total expenses for the three months ended March 31, 2002 were $2,684,000, compared to expenses of $1,861,000 for the same period ended March 31, 2001. The major components of operating expenses are loan origination costs, interest expenses, and general and administrative, which include independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

        In the first quarter of 2002, Entrust Mortgage, Inc, our wholly owned subsidiary, funded a total of $49,065,000 in loans as compared to $28,091,000 in loans for the first fiscal quarter of 2001. Our dramatic growth trend is continuing as evidenced by April loan funded of $19,136,000 as compared to $14,097,000 for April 2001. This is an approximate 36% increase in loans funded over the comparable period in 2001 and gives us a robust start to the second quarter.

        As a result, we had a net profit of $201,000 for the three months ended March 31, 2002, compared to a net loss of $137,105 for the same period ended March 31, 2001. The net profit per share for the three months ended March 31, 2002 was $0.09 per share, compared to a net loss of $0.07 per share for the same period ended March 31, 2001, as restated to give effect for the one-for-ten reverse split of our common shares.

        The Company believes that this increased level of profitability and increasing trend towards greater profits from mortgage operations will continue into the next quarter. The first quarter is historically the slowest quarter for our mortgage business. This is the first year since our formation that we have been able to post a profit in the first quarter. We anticipate a much greater level of earnings for the remaining three quarters as those have historically been our most profitable. April mortgage funded support that trend. Our principal focus will continue to be the mortgage banking business.

        Our new construction loan program for manufactured housing is scheduled to begin generating revenues in the second fiscal quarter of this year. Entrust Mortgage will be the exclusive marketer of this manufactured housing lending program. We are very optimistic about the prospects for this program, although it is still too early to predict what impact, if any, this program will have on our profitability in the second fiscal quarter.

        During this year, we intend to make application for listing on a recognized U.S. stock exchange, such as the American Stock Exchange or NASDAQ.

        Liquidity and Capital Resources

        As of the end of the reporting period, we had cash or cash equivalents of $1,241,418, compared to $100,665 for the previous year.

                 Net cash provided by our operating activities was to $1,148,604 for the three months ended March 31, 2002, compared to net cash provided of $78,265 for the three months ended March 31, 2001.

        Cash flows provided from investing activities were $7,851 for the three months ended March 31, 2002, compared to zero for the three months ended March 31, 2001.

                 We generated no cash flows from financing activities for the three months ended March 31, 2002, compared to raising $100,000 for the three months ended March 31, 2001.

        We exchanged common stock valued at $13,000 for services for the three months ended March 31, 2002, compared to $30,000 for the three months ended March 31, 2001.

                 Our cash and cash equivalents position is very healthy, compared to previous fiscal quarters. Of particular note is that we generated net cash from operations of over one million dollars for the fiscal quarter. We also have an excess of current assets over liabilities of approximately $1.8million for the fiscal quarter ended March 31, 2002. While we are definitely in a much healthier financial position than we have ever been in our history, we must continue to look at ways to generate additional cash and cash equivalents to meet our expanding mortgage company requirements. We are looking at a private placement or increased warehouse lines to expand the funding of our mortgage company requirements.

        Other than as disclosed herein, there are no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by us.

        We do not intend to pay dividends in the foreseeable future.

PART II-OTHER INFORMATION:

ITEM 1.    Legal Proceedings.

        We were a plaintiff in a lawsuit in the Colorado District Court for the City and County of Denver against Stephen B. Torres, J. Scott Oler, and Vision One Technologies, Inc. seeking damages and injunctive relief in connection with our acquisition of the assets of Vision One Technologies, Inc. We settled the case during the fiscal quarter.

                 We were a defendant in a lawsuit with PCMD, Dan and Diane King, pertaining to payment of equipment and services purported to be sold to Vision One, FNET, and Steven Torres. This suit was filed in the Colorado District Court for the City and County of Denver. We settled the case during the fiscal quarter.

        Otherwise, no legal proceedings of a material nature to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his capacity as such.

ITEM 2.    Changes in Securities and Use of Proceeds. None.

ITEM 3.    Defaults upon Senior Securities. None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        On January 29, 2002, we held a special shareholders’ meeting to approve a one-for-ten reverse split of the common shares of our stock. No change is par value or the number of authorized shares was made. A total of 15,209,368 shares approved the one-for-ten reverse split and associated motions, with a total of 1,915,478 shares voting against and a total of 190,451 shares abstaining. The one-for-ten reverse split of our common shares became effective on February 4, 2002.

ITEM 5.    Other Information. None.

ITEM 6.    Exhibits and Reports on Form 8-K:

                We filed one report on Form 8-K on February 5, 2002, which announced the one-for-ten reverse split of our common shares.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                          ENTRUST FINANCIAL SERVICES, INC.

Dated:    05/13/02                                                                                                              By:    /s/ Patricia W. Saunders
                                                                                                                                                       Patricia W. Saunders
                                                                                                                                                       Chief Financial and Accounting Officer
                                                                                                                                                       Director