Form 10KSB/A
period 2001-12-30
ENTRUST FINANCIAL SERVICES INC
filed 2002-07-03
CIK 1054303

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

        Entrust Mortgage, Inc.

        Entrust Mortgage is a traditional wholesale mortgage banking operation, with regional offices in Colorado, Georgia, Nevada, and California. Entrust Mortgage is licensed to conduct business in 40 states and has active contractual relationships with over 6,500 broker firms in these states. These 6,500 mortgage brokers have executed brokerage agreements with Entrust permitting them to submit loans for approval without having to go through the broker approval process necessary to become an Entrust approved mortgage broker. Entrust Mortgage agreements with these brokers do not prohibit them from doing business with other lenders. We believe that these brokers will use Entrust Mortgage over our competitors for our niche products and quality of service. Entrust Mortgage accepts non-conforming first and second mortgage loan submissions, for which yields are substantially higher than for conforming mortgage loans. The mortgages are funded using Entrust Mortgage’s approved revolving warehouse lines of credit. Presently Entrust Mortgage has approximately $23 million in revolving warehouse lines of credit.

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

        The market for non conforming loans involves risks that are not present with conforming loans. Entrust Mortgage underwrites its loans on delegated authority from its lenders. Generally loans are underwritten to established criteria. The lender is bound to purchase loans written according to that criteria. On the other hand, if a loan is not written to the established criteria, the lender is not required to purchase the loan. Entrust Mortgage then sells the loan as non conforming into an alternative market, usually at a discount. However, these non conforming loans provide for limited recourse to Entrust Mortgage. Therefore, if the borrower defaults on a loan within three months of sale into the secondary market, Entrust Mortgage must repurchase the loan. For second mortgages, the repurchase obligation could be as long as twelve months. Entrust Mortgage is responsible for repurchase if a determination is made that fraud was involved in the transaction. Generally, Entrust Mortgage sells most of its loans prior to the due date of the first payment. In the event that a payment becomes due prior to Entrust Mortgage’s sale of the loan into the secondary market, and that payment is not made, the lender to whom to loan was sold would not be required to buy the loan. Entrust Mortgage would then be required to find an alternative buyer, usually at a discount.

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

        A large segment of profitability in the mortgage loan business comes after the mortgage is completed and funded for the borrower. Once funded, the mortgages are sold into secondary markets on an individual loan basis or packaged into several loans on a bulk sale basis. Loan purchasers either hold the loans to earn interest from the coupon rate or securitize the loan portfolio to receive more immediate realization of profit. Entrust locks its loans with secondary markets prior to closing to avoid the risk in interest rate hedging. The loans are typically shipped to the investor within 10 days of funding and purchased by the secondary markets typically within two weeks of shipping. Entrust earns the interest on the loans until the sale of the loan. In most cases, the interest income exceeds the interest charged by the warehouse lender during the holding period.

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

        On average, for every ten loan applications submitted, one-half are pre-qualified and generate a list of documentation requirements that need to be completed to complete the mortgage loan process. Of the customers receiving a list of these additional documentation requirements, only one half return a full completed loan application package. The time delays required to get a loan application pre-approval encourage the borrower to shop around for other competitive mortgage loan offerings. Document completion by the customer (assisted by the mortgage loan broker) can take another seven to ten days, on average. Of the customers responding to the additional loan documentation requirements, only one-half actually complete their loans. On average, out of ten initial mortgage loan applications submitted, fewer than one (.833) is funded in an industry completion process that takes an average of eighteen days. Entrust has been able to improve upon this process by closing loans in an average of sixteen days.

        With the Company’s state-of-the-art technology based system, it has been experiencing closing ratios that are significantly improved over industry averages. Out of ten initial loan applications, the Company presently completes approximately three and one-half loans , which is a major increase in revenues coupled with a reduction in expenses and time resources. The Company has integrated the loan application process with a simplified technology based application processing system to achieve lower costs per loan processed and higher success rates generating more revenue per application received. In the Company’s fully implemented state-of-the-art technology based loan processing system, its automated mortgage loan underwriting, incorporated with its proprietary search engine, the system is able to examine multiple loan options, if necessary, to find an exact match for each customer profile without mistakes. Pre-approval and documentation requirements are complete in about sixty seconds, thus saving substantial time. Entrust’s underwriting system differs from competitors’ systems in its ease of operation and responsiveness. The Company believes that it has the most advanced software program available for this purpose. The mortgage broker is required only to input the most basic information for the program to generate a detailed response. Additionally, in the event of a decline to loan by the lender, the program gives specifics of the decline which may help direct the broker to a program for which his borrower does qualify. The Company believes that it has minimal risk associated with computerized pre-approvals because all loans are underwritten by Entrust delegated underwriters who review the entire file for meeting approval guidelines.

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

        The non-conforming market represents more than half of the total U.S. mortgage origination business, but provides three to four times the profit margins of the conforming loan market. It is in the non-conforming loan market where the Company is seeking to create a new standard and, by this standard, to establish itself as the new industry leader. The Company intends to offer a product which will lend on a construction loan through permanent loan in one continuous program. The credit will be underwritten to the Company’s permanent loan criteria, utilizing its automated prequalification process. The Company believes that the interface of its software and underwriting criteria for non-conforming loans for approving the construction loans, creates a new standard in the industry for this type of program, and positions the Company to establish itself as the industry leader.

        The Company focuses on niche loan products. The Company’s underwriting criteria consists of loans of up to 100% of the property value with programs ranging from fully documented loans to loans which require no income or asset verification. The Company generally writes loans with borrowers with 620 or higher credit scores, which is industry standard for this type of product. Loan to value availability lowers with lesser documentation or lower borrower credit scores.

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

        The Company anticipates record revenues and profits for fiscal year 2002. The Company projects revenues to increase by more than 50% over the previous year and operating profits to increase in the same proportion over the previous year. Given the Company’s expanded loan origination operations, coupled with the new investor relationships for increased revolving warehouse lines of credit, management has begun implementation of the most aggressive marketing campaign in the history of the Company . The Company has scheduled monthly appearances at mortgage industry trade shows across the country and is expanding its outside sales force to expedite market penetration in selected markets.

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

        Total operating expenses for the twelve months ended December 31, 2001 were $9,451,097 compared to total operating expenses of $7,370,979 for the same period ended December 31, 2000. The general and administrative expenses for the twelve months ended December 31, 2001 decreased to $1,270,193 compared to general and administrative expenses of $2,532,185 for the same period ended December 31, 2000. The decrease in general and administrative expenses was due to the decreased staff levels resulting from efficiencies by discontinuing certain unprofitable operations. The loan origination costs increased for the twelve months ended December 31, 2001 to $7,136,589 compared to loan origination costs of $4,025,835 for the same period ended December 31, 2000 which was the result of the increased volume of loan originations. While the amount of expense increased due to the increased volume of business, the actual ratio between loan origination cost and the amount of fees and premium earned decreased because the Company’s new loan programs limit the amount of yield spread premium available to be paid to the broker. The interest expense increased for the twelve months ended December 31, 2000 to $1,044,315 compared to interest expense of $812,959 for the same period ended December 31, 2000 as a result of the increased warehouse lines of credit to support the increased loan originations. The major components of operating expenses include independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

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

        The Company’s earnings comes from: fees charged at closing, margins earned by selling loans into secondary markets for a premium, and the interest paid on a loan while the Company holds the loan for sale. The price secondary markets pay for loans is determined by many economic factors, but we lock our loan rates with our secondary markets to maintain a constant margin.

        The Company’s overhead cost as a percentage to sales reduces as loan volume increases. Certain fixed cost are the same regardless of the loan volume, so the more business the Company does, the lower percentage of volume these expenses are.

        The credit quality of the borrower is only one factor when determining loan approval. Good credit borrowers typically qualify for the highest loan to value mortgage programs, and the most preferential rates. When loaning to persons with more marginal credit, there are limitations on loan to value, and type of loan programs for which the borrower qualifies. The Company also incorporates risk based pricing , which means that the persons with more risk factors must pay a higher rate for the loan. The Company believes that these mitigations help it manage the risk when making loans.

        The Company has various representations and warranties it makes to secondary market investors on loans sold into secondary markets. If a mortgage goes into early payment default (usually within 3 months) the Company is obligated to repurchase the loan. If it is determined that fraud has been committed on a loan application, the Company is also obligated to repurchase the loan. The Company usually sells the loan into an available loan market, typically at a discount. In some cases, the Company forecloses on the loan, and sells the property to recover its potential losses.

        The repurchase of loans requires capital or credit to repurchase the loan until the resolution. The Company currently uses a repurchase line of credit to facilitate repurchases, but anticipates the need to expand these facilities.

        Short term capital has been sufficient to meet its current growth trends, but to continue to grow at its projected pace, the Company will need to increase its warehouse lines of credit and possibly seek equity investments to keep our debt to equity ratios in line with its warehousing lender’s requirements. At the present time, the Company is in active discussions to increase its credit line, but no definitive agreements are in place.

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

        The Company had acquired Allegro Software in December, 2000 with the intent of selling the proprietary software known as “Maestro” through Focvs. The value attributed to the acquisition of Allegro Software consisted of the assets which the Company purchased, including the amount for which Allegro Software valued its technology on its balance sheet. The Allegro Software could have been used without modification utilizing an ASP distribution methodology but was required to be modified to be used in another platform to be competitive for sales in a traditional market. In December, 2000, the Company determined that it would not be able to go forward with Focvs, since Focvs’ management was unable to secure financing for their venture and because of the rapidly declining environment in the ASP markets. As a part of its re-focusing, which included closing down the Focvs operations, the Company sold Allegro Software to a third party in exchange for 200,000 shares of stock in the third party. The valuation of the transaction was made on a basis of arms-length negotiation. The terms of the transaction involved independent business judgment by both sides and reflected the best efforts of both parties. Since the Allegro Software technology will require additional investment of an indeterminate amount for which the Company believed it did not have the capability or interest to provide, the Company believes that its investment has been impaired.

        During the coming year, the Company intends to make application for listing on a recognized U.S. stock exchange, such as the American Stock Exchange or NASDAQ.

        Liquidity and Capital Resources

        As of December 31, 2001, the Company had cash or cash equivalents of $858,848, compared to cash or cash equivalents of $108,119 as of December 31, 2000.

                Net cash used by operating activities was $408,005 for the twelve months ended December 31, 2001, compared to net cash used of $968,770 for the twelve months ended December 31, 2000. As a result of profitability and increased efficiencies, the net cash used for operations decreased significantly. Major items such as notes and accounts receivable increased as a result of increased volume of business. Accounts payable and notes payable decreased as a result of the Company’s ability to pay items on a current basis. The Company raised capital through a convertible debenture. However, as a result of the Company’s profitability, it was not required to raise as much capital as in the previous year. The Company also booked a write-off of certain intangibles that were considered to be impaired. Cash was used for operations and funding reserve accounts.

                Cash flows provided by investing activities were $172,300 for the twelve months ended December 31, 2001, compared to $24,067 for the twelve months ended December 31, 2000. The cash flows from investing activities were a result of the revaluation of marketable securities to their current value at years end. There was no immediate operational impact from this revaluation as the securities are still held for sale.

                Cash flows from financing activities accounted for $170,424 for the twelve months ended December 31, 2001, compared to $988,255 for the twelve months ended December 31, 2000. This decrease in cash flows from financing activities is a result of the Company being able to fund its growing business from profits without having to rely as heavily on outside financing. Cash from financing was required to meet financial obligations from first quarter losses. Thereafter, the Company has been able to sustain itself without further financing.

        The Company funds loans utilizing two warehouse lines of credit totaling $25,000,000. The r primary $20,000,000 line of credit provides funds at a floating rate of Libor plus 2.5%. The secondary line has a floating rate of LIBOR + 3%. Ther primary line is committed through August 2002, and the secondary line is payable on demand. It has been customary for the lines to be renewed annually. The lines may be cancelled or reduced in amount if the Company does not meet certain financial ratio requirements. Loss of the primary line without being replaced would seriously affect the Company’s ability to remain profitable.

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

/s/ Michael Johnson & Co., LLC
Denver, CO
April 3, 2002
June 24, 2002

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheet
For the Year Ended December 31,

                                                                       (Restated)
                                                          2001            2000
                                                          ----            ----
ASSETS:
Current assets:
   Cash .........................................   $    858,848    $    108,119
   Notes Receivable - Note 2 ....................        645,769         265,512
   Accounts Receivable ..........................        638,339         277,203
                                                    ------------    ------------

         Total current assets ...................      2,142,956         650,834
                                                    ------------    ------------

Fixed assets - Note 1:
   Computers & Equipment ........................        221,652         208,410
   Furniture & Fixtures .........................        183,682         230,070
   Leasehold Improvements .......................           --            12,424
                                                    ------------    ------------
      Total fixed assets ........................        405,334         450,904
        Less Accumulated Depreciation ...........       (196,808)       (119,133)
                                                    ------------    ------------

         Net fixed assets .......................        208,526         331,771
                                                    ------------    ------------

Other assets:
   Deposits .....................................         21,730          13,495
   Marketable Securities ........................          3,200         175,500
   License ......................................             10            --
   Loans Held for Resale ........................     17,069,794       6,871,880
   Prepaid Expenses .............................         59,554         116,593
   Title Co. Advances ...........................        330,247         124,347
   Client Contracts .............................      1,200,000       1,200,000
   Corporate Set-up .............................           --            65,641
   State Approvals ..............................        400,000         400,000
   Technology Rights ............................           --           200,000
                                                    ------------    ------------
      Total other assets ........................     19,084,535       9,167,456
         Less Amortization ......................           --          (185,406)
                                                    ------------    ------------
                                                    ------------    ------------
           Net other assets .....................     19,084,535       8,982,050
                                                    ------------    ------------

TOTAL ASSETS ....................................   $ 21,436,017    $  9,964,655
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Accounts Payable .............................   $    141,523    $    381,650
   Accrued Expenses .............................        354,990          17,711
   Notes Payable ................................        163,688         113,688
   Current portion - Long term debt .............           --            40,000
   Loan Payable .................................           --            67,982
   Loan Reserve .................................         41,036            --
   Debenture Payable ............................        162,100            --
   Warehouse Line Payable - Note 8 ..............     16,894,300       6,682,874
                                                    ------------    ------------

      Total current liabilities .................     17,757,637       7,303,905
                                                    ------------    ------------

Long-Term debt ..................................           --            60,000
                                                    ------------    ------------

Stockholders' equity:
   Preferred stock $.0000001 Par Value
   1,000,000 shares authorized, None issued .....           --              --

   Common stock $.0000001 Par Value
   50,000,000 shares authorized, 2,273,622 issued
   and outstanding for 2001 and 1,855,492 issued
   and outstanding for 2000  ....................              1               1

   Additional Paid-in Capital ...................      6,445,316       6,134,672
   Retained Earnings (Deficit) ..................     (2,766,937)     (3,533,923)
                                                    ------------    ------------

      Total stockholders' equity ................      3,678,380       2,600,750
                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......   $ 21,436,017    $  9,964,655
                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statement of Operations

                                                                                           (Restated)
                                                                                Year          Year
                                       Entrust Financial  Entrust Mortgage      Ended         Ended
                                          December 31,      December 31,     December 31,  December 31,
                                             2001              2001             2001          2000
                                       -----------------  ----------------   -----------   ------------
REVENUE:
    Loan Origination Fees ............  $       --       $  9,040,504     $  9,040,504    $  4,428,185
    Interest Income ..................          --          1,175,953        1,175,953         746,430
    Other Income .....................        17,263            4,625           21,888           2,145
                                        ------------     ------------     ------------    ------------

Total Revenue ........................        17,263       10,221,082       10,238,345       5,176,760
                                        ------------     ------------     ------------    ------------

OPERATING EXPENSES:
    Loan Origination Costs ...........          --          7,136,589        7,136,589       4,025,835
    Interest Expense .................        49,570          994,745        1,044,315         812,959
    General and Administrative ...........     1,028,777          241,416        1,270,193       2,532,185
                                        ------------     ------------     ------------    ------------

Total Operating Expenses .............     1,078,347        8,372,750        9,451,097       7,370,979
                                        ------------     ------------     ------------    ------------

OTHER INCOME AND EXPENSE
Loss on Investments ..................          --            (24,300)         (24,300)           --
Interest Expense .....................          --               (385)            (385)           --
Interest Income ......................            30            4,393            4,423            --
                                        ------------     ------------     ------------    ------------

Total Other Income and Expenses ......            30          (20,292)         (20,262)           --
                                        ------------     ------------     ------------    ------------

Net Profit (Loss) ....................  $ (1,061,054)    $  1,828,040     $    766,986    $ (2,194,219)
                                        ============     ============     ============    ============

Basic and diluted net
  earnings/(loss) per share ..........                                    $       0.04    $      (0.14)
                                                                          ============    ============

Weighted Average Shares Outstanding ..                                      20,994,019      16,108,463
                                                                          ============    ============

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STOCKHOLDER’S EQUITY (DEFICIT)
December 31, 2001

                                     COMMON STOCKS         Additional      Retained         Total
                                  -------------------       Paid-in        Earnings     Stockholders'
                                  Shares       Amount       Capital        (Deficit)        Equity
                                  ------       ------      ----------      --------     ------------
Issuance of stock
 for cash and services 4/97..     695,345    $         1   $   108,510    $      --      $   108,511

Net loss for year ...........        --             --            --           (3,080)        (3,080)
                              -----------    -----------   -----------    -----------    -----------
Balance December 31, 1997....     695,345              1       108,510         (3,080)       105,431
                              -----------    -----------   -----------    -----------    -----------
Issuance of stock
 for cash 3/98 ..............       1,290           --          10,750           --           10,750
Stock cancelled 5/98 ........        (750)          --          (6,250)          --           (6,250)
Issuance of stock
 for cash 7/98 ..............       4,995           --          24,998           --           24,998
Net loss for year ...........        --             --            --          (67,566)       (67,566)
                              -----------    -----------   -----------    -----------    -----------
Balance December 31, 1998....     700,880              1       138,008        (70,646)        67,363
                              -----------    -----------   -----------    -----------    -----------
Issuance of stock
 for acquisition 4/99 .......     510,000           --       2,889,412           --        2,889,412
Issuance of stock
 for cash 6/99 ..............     125,320           --         891,839           --          891,839
Issuance of stock
 for services 8/99 ..........      30,000           --          50,000           --           50,000
Net loss for year ...........        --             --            --       (1,269,058)    (1,269,058)
                              -----------    -----------   -----------    -----------    -----------
Balance December 31, 1999....   1,366,200              1     3,969,259     (1,339,704)     2,629,556
                              -----------    -----------   -----------    -----------    -----------
Issuance of stock
 for services 6/00 ..........      74,500           --         126,650           --          126,650
Issuance of stock
 for cash 6/00 ..............     109,166           --         700,000           --          700,000
Issuance of stock
 for repayment
 of Debenture 10/00 .........     285,626           --         500,000           --          500,000
Issuance of stock
 for acquisition 12/00 ......      20,000           --         838,763           --          838,763
Net loss for year ...........        --             --            --       (2,194,219)    (2,194,219)
                              -----------    -----------   -----------    -----------    -----------
Balance December 31, 2000....   1,855,492              1     6,134,672     (3,533,923)     2,600,750
                              -----------    -----------   -----------    -----------    -----------
Issuance of stock
 for acquisition 2/01 .......     130,000           --               1           --                1
Issuance of stock
 for cash 3/01 ..............      50,000           --         100,000           --          100,000
Issuance of stock
 for services 3/01 ..........      30,000           --          30,000           --           30,000
Issuance of stock
 for cash 4/01 ..............      64,596           --          70,424           --           70,424
Issuance of stock
 for services 5/01 ..........     138,534           --         107,219           --          107,219
Issuance of stock
 for services 7/01 ..........       5,000           --           3,000           --            3,000
Net profit for year .........        --             --            --          766,986        766,986
                              -----------    -----------   -----------    -----------    -----------
Balance December 31, 2001....   2,273,622    $         1   $ 6,445,315    $(2,766,937)   $ 3,678,380
                              ===========    ===========   ===========    ===========    ===========

*All share and per share amounts have been retroactively adjusted to give effect for the one-for ten split.

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidatedstatement of Cash Flow
For the Year Ended December 31,

                                                                          (Restated)
                                                                2001          2000
                                                                ----          ----

Cash Flows from Operating Activities:
Net Profit (Loss) ....................................   $    766,986    $ (2,194,219)

Adjustments to reconcile net income
  to net cash provided from operating activities:
   Depreciation and Amortizaiton .....................        196,808         180,845
   Stock issued for services .........................        140,219         126,650
   (Increase) decrease in notes receivable ...........       (380,257)         14,425
   (Increase) decrease in accounts receivable ........       (361,136)        127,136
   (Increase) decrease in prepaid expenses ...........         55,461            --
   (Increase) decrease in loans held for Resale ......    (10,197,914)      5,294,307
   (Increase) decrease in deposits ...................         (8,235)           (467)
   Increase (decrease) in accounts payable ...........       (240,127)        230,342
   Increase (decrease) in notes payable ..............        (50,000)        119,584
   Increase (decrease) in accrued expenses ...........        337,279         (75,412)
   Increase (decrease) in debenture ..................        162,100         500,000
   Increase (decrease) in intangibles ................       (265,641)           --
   Increase (decrease) in loan reserve ...............         41,036            --
   Increase (decrease) in Warehouse line payable .....     10,211,426      (5,291,961)
                                                         ------------    ------------

Net Cash Provided by Operating Activities ............        408,005        (968,770)

Cash Flows from Investing Activities:
   Retirement of Fixed Asset .........................           --            24,067
   Loss on Marketable Securities .....................        172,300            --
                                                         ------------    ------------

Net Cash Used for Investing Activities ...............        172,300          24,067

Cash Flows from Financing Activities

   Issuance of Common Stocks .........................        170,424         988,255
                                                         ------------    ------------

Net Cash Provided by Financing Activities ............        170,424         988,255
                                                         ------------    ------------

Net Increase (Decrease) in Cash & Cash Equivalents ...        750,729          43,552

Cash & Cash Equivalents at Beginning of Year .........        108,119          64,567
                                                         ------------    ------------

Cash and cash equivalents at end of year .............   $    858,848    $    108,119
                                                         ============    ============

Cash paid during year for interest ...................   $        385    $     22,214
                                                         ============    ============

Income taxes paid during year ........................   $       --      $       --
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

Capital Stock Transactions

The authorized capital stock of the corporation is 50,000,000 shares of common stock at $.0000001 and 1,000,000 shares of preferred stock at $.0000001 par value. No preferred stock has been issued. On January 28, 2002, the Company, upon approval by the shareholders of the Company, resolved to do a one-for-ten split of the issued and outstanding common shares of the Company. No change in the par value or in the total number of authorized shares will be made.

All share and per share amounts in the accompanying financial statements or the Company have been retroactively adjusted to give effect to the stock split.

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

Under FAS 142, goodwill and indefinite-lived assets will no longer be amortized. However, these assets will be subject to new impairment tests that are prescribed in FAS 142. The Company has determined that the remaining Intangible Assets are indefinite-lived intangible assets and should not be amortized until its life is determined to be finite. The Company continually evaluates the carrying value of the intangible assets. Any impairments would be recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

Revenue Recognition:

The Company’s earnings come from fees charged at closing, margins earned by selling loans into secondary markets for a premium and the interest paid on a loan while the Company holds the loan for sale.

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

Loans Held for Sale:

Mortgages acquired by the Company and intended for sale in the secondary market are carried at lower of cost or estimated market value in the aggregate. The market value of these mortgage loans is determined by obtaining market quotes for loans with similar characteristics.

Income Taxes:

The provision for income taxes is computed using the liability method, under which deferred tax asses and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net earnings (loss) per share:

Basic and diluted earnings (loss) per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, share subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for the period if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Stock Based Compensation:

SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. The Company has elected to account for its stock-based compensation in accordance with the provision of SFAS No. 123.

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
                                                                      =========

Note 4 – Convertible Debenture:

The Company issued a 16% convertible debenture to Bayview Marketing for cash proceeds totaling $162,100 in fiscal year 2001. The Company issued Class A Warrants equivalent to the amount of the debenture held divided by the warrant price of $1.20 per share to be exercised over the period of three years. The conversion price of all of the Debentures were negotiated on an arm-length basis.

Note 5 – Impact of Recently Issued Accounting Standards:

SFAS No. 131 requires disclosure of certain information regarding operating segments, products, and services, geographic areas of operation and major customers. SFAS No. 134 accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale by a mortgage banking enterprise. SFAS No. 140 accounts for transfers and servicing of Financial Assets and Extinguishment of Liabilities.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (FAS 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 141requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite live will continue to amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 5 – Impact of Recently Issued Accounting Standards (Cont):

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which supersedes both Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of” (FAS 121, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, (Opinion 30), for the disposal of a segment of a business. FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment loss on long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.

The Company is required to adopt FAS 144 no later than its fiscal year beginning after December 15, 2001. Management does not expect the adoption of FAS 144 for long-lived assets held for use to have a material impact on the Company’s consolidated financial position or results of operations because the impairment assessment under FAS 144 is largely unchanged from FAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions, if any, initiated by management. As a result, management cannot determine the potential effects that adoption of FAS 144 will have on the Company’s consolidated financial position or results of operations with respect to future disposal decisions.

Note 6 – Marketable Security

The Company also owns 10,000 shares of Sea View Underwater Research, Inc. with a fair market value of $.32 per share as of December 31, 2001. These are trading securities bought principally for purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

Note 7 – Commitments:

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
                                               --------
                                              $ 684,780
                                               ========

Note 8 – Income Taxes:

Significant components of the Company’s deferred tax liabilities and assets are as follows:

                                                    2001           2000
                                                    ----           ----

      Deferred Tax Liability                    $         0    $         0
                                                 ==========     ==========
      Deferred Tax Assets
          Net Operating Loss Carryforwards      $ 2,766,937    $ 3,533,923
          Other Reserves and accruals               354,990         17,711
                                                 ----------     ----------
          Total Deferred Tax Assets               3,121,927      3,551,634
          Less Valuation Allowance               (3,121,927)    (3,551,634)
                                                 ----------     ----------
          Net Deferred Tax Liability            $         0    $         0
                                                 ==========     ==========

The effective tax rate was 0% due to a net operating loss and the non-recognition of any deferred tax assets. Entrust’s federal statutory and effective tax rates were 34% and 0% respectfully for 2001 and 2000.

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

Note 10 – Consulting Contract:

On November 1, 2001 a consulting contract was signed in which the following compensation was set forth:

Consultant shall receive the sum of $5,000 per month, beginning with the month of November 2001. Consultant shall be granted warrants in November 2001 to purchase a total of 2,000,000 shares of the Company’s common stock. The warrants will be for a period of two years from the date of grant at a price of $.10 per share. However, the warrants shall be exercised according to the following schedule:

Note 10 – Consulting Contract (Cont):

500,000 warrants are to be exercisable immediately; 500,000 warrants shall be exercisable at such time as the Company has received at least $1,000,000 in additional equity financing or other acceptable alternative financing and/or credit line; 500,000 warrants shall be exercisable at such time as the bid price of the Company’s common stock reaches $5.00 per share for thirty consecutive trading days, based on the assumption that the Company’s common stock has been reverse split 10 for 1 reducing the issued and outstanding shares to less than 3,000,000 and 500,000 warrants shall be exercisable upon the Company’s listing on a national stock exchange agreeable to Company.

In the event of any recapitalization of the Company’s common stock, including, but not limited to, a reverse split, the warrants will be adjusted proportionately.

Note 11 – Subsequent Event:

On January 28, 2002 the Board of Directors resolved, upon approval by the Shareholders of the Company of the one-for ten reverse split of the issued and outstanding common shares of the Company. Upon surrender of stock certificates, one new common share will be issued to replace each ten outstanding common shares issued and outstanding as of the record date, February 1, 2002. No change in par value or in the total number of authorized common shares will be made.

The Company issued, in April 2002, sixteen debentures for a total of $175,000. The debentures do not provide for the payment of interest. A total of thirteen debentures each have a face value of $8,035 and mature on a consecutive monthly basis, beginning June 1, 2002 and ending June 1, 2003. The remaining three debentures have a face value of $23,515 and mature on a consecutive monthly basis beginning July 1, 2003 and ending September 1, 2003. These debentures may be converted, at the discretion of the holder, into common stock at ninety percent of the average asking price of the common stock for a period of twenty days prior to the date of conversion. These debentures are subordinated to the 16% Subordinated Debenture.

The Company has issued Class A Warrants to purchase common stock. The holder of the 16% Subordinated Debenture shall be issued Class A warrants equivalent to the amount of the debenture held divided by the warrant price of $1.20 per share, after adjustment for our one-for-ten reverse split. Each warrant will have the right to purchase common stock for a purchase price of $1.20 per share, after adjustment for one-for-ten reverse split, based upon each $20,000 face value of debenture held. The warrants issued shall be exercisable for a period of three years for the date of issuance. The shares underlying the warrants have registration rights

The Company has also issued warrants to purchase up to 330,000 shares of common stock. The warrants are for a period of one year from the date of grant as to 300,000 shares and eighteen months as to 30,000 shares. A total of 180,000 shares are exercisable at $1.00 per share, and 150,000 shares exercisable at $1.50 per shares. Rights to exercise a total of 82,500 common shares will be vested and exercisable per fiscal quarter, beginning June 1, 2002. Any remaining right to receive shares will vest at the start of the fiscal quarter, which begins April 1, 2003. Any unexercised rights to receive common shares in a quarter may be exercised in the subsequent quarter up until termination of the underlying consulting contracts. The Company may, at its discretion, authorize the early vesting and/or exercise of warrants. As to the warrants to exercise a total of 300,000 shares, in the event the price of the stock becomes $6.00 or greater, the Company may, at its sole discretion, call the warrants to be exercised at their respective exercise price. The affected Warrant holder will have 30 days from notification to exercise the warrants.

Note 12 – Discontinued Operations:

The December 31, 2000 financials were restated to show the discontinuation of FocVs Technologies division. The Company had acquired Allegro Software in December 2000 with the intent of selling the proprietary software known as “Maestro through Focvs. The value attributed to the acquisition of Allegro Software consisted of the assets which the Company purchased, including the amount for which Allegro Software valued its technology on its balance sheet. The Allegro Software could have been used without modification utilizing an ASP distribution methodology but was required to be modified to be used in another platform to be competitive for sales in a traditional market. In December 2000, the Company determined that it would not be able to go forward with Focvs, since Focvs’ management was unable to secure financing for their venture and because of the rapidly declining environment in the ASP market.

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

        2002 STOCK COMPENSATION PLAN

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

+  3D       Articles of Amendment to change name to Entrust Financial Services, Inc.

+ 10A       Asset Purchase Agreement with Allegro Software, Inc.

+ 10B       Employment Agreement with Mr. Edward Nichols

+ 10C       Debenture Agreement with Bayview Marketing

+ 10D       Consultant Agreement with David Hite

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

                                                                                                                                          Entrust Financial Services, Inc.

Dated:    7/02/02                                                                                                              By:    /s/ Scott J. Sax
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

Dated:    7/02/02                                                                                                              By:    /s/ James Saunders
                                                                                                                                                       James Saunders
                                                                                                                                                       Chairman and Director

Dated:    7/02/02                                                                                                              By:    /s/ Patricia W. Saunders
                                                                                                                                                       Patricia W. Saunders
                                                                                                                                                       Principal Financial and Accounting Officer,
                                                                                                                                                       Secretary

Dated:    7/02/02                                                                                                              By:    /s/ Richard M. Muller
                                                                                                                                                       Richard M. Muller
                                                                                                                                                       Director

Dated:    7/02/02                                                                                                              By:    /s/ Matthew Connolly
                                                                                                                                                       Matthew Connolly
                                                                                                                                                       Director

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

+  3D       Articles of Amendment to change name to Entrust Financial Services, Inc.

+ 10A       Asset Purchase Agreement with Allegro Software, Inc.

+ 10B       Employment Agreement with Mr. Edward Nichols

+ 10C       Debenture Agreement with Bayview Marketing

+ 10D       Consultant Agreement with David Hite

+ Previously Filed.