Form 10QSB
period 2002-06-30
ENTRUST FINANCIAL SERVICES INC
filed 2002-08-14
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of June 30, 2002 were 2,310,294 common shares.

References in this document to “us,” “we,” or “the Company” refer to Entrust Financial Services, Inc, its predecessors and its subsidiaries.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheet
June 30, 2001
(Unaudited)

                                                            June 30,      December 31,
                                                              2002            2001
                                                            -------       -----------
ASSETS:

Current assets:
    Cash .............................................   $    781,145    $    858,848
    Accounts Receivable ..............................        678,827         638,339
    Prepaid Expenses .................................         41,166          59,554
    Title Co. Advances ...............................        285,067         330,247
    Loans Receivable .................................        211,933            --
    Note Receivable ..................................        664,676         645,769
                                                         ------------    ------------

          Total current assets .......................      2,662,814       2,532,757
                                                         ------------    ------------

Fixed assets
   Computers & Equipment .............................        504,503         221,652
   Furniture & Fixtures ..............................        176,918         183,682
                                                         ------------    ------------
       Total fixed assets ............................        681,421         405,334
          Less accumulated depreciation ..............       (243,105)       (196,808)
                                                         ------------    ------------

               Net fixed assets ......................        438,316         208,526
                                                         ------------    ------------

Other assets:
    Marketable Security ..............................          3,200           3,200
    Loans Held for Resale ............................     15,494,246      17,069,794
    License ..........................................             10              10
    Intangible Assets ................................      1,600,000       1,600,000
    Deposit ..........................................         20,730          21,730
                                                         ------------    ------------

           Total other assets ........................     17,118,186      18,694,734
                                                         ------------    ------------

TOTAL ASSETS .........................................   $ 20,219,316    $ 21,436,017
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .................................   $     89,382    $    141,523
    Accrued Expenses .................................        359,523         354,990
    Notes Payable ....................................        322,618         163,688
    Loan Reserve .....................................         70,716          41,036
    Loan Repurchase ..................................        616,488            --
    Debenture Payable ................................        162,100         162,100
                                                         ------------    ------------

        Total current liabilities ....................      1,620,827         863,337
                                                         ------------    ------------

Other liabilities:
    Warehouse Line Payable ...........................     14,416,750      16,894,300
                                                         ------------    ------------

         Total other liabilities .....................     14,416,750      16,894,300
                                                         ------------    ------------

Stockholder's equity:
    Preferred stock, $.0000001 Par Value
    1,000,000 Shares Authorized. None Issued .........           --              --

    Common stock, $.0000001 Par Value
    50,000,000 Shares Authorized, 2,310,294 are
    issued and outstanding for 2002 and 2,273,622 were              1               1
    issued and outstanding for 2001

    Additional Paid-In Cash ..........................      6,478,389       6,445,316
    Retained Earnings (Deficit) ......................     (2,296,651)     (2,766,937)
                                                         ------------    ------------

          Total Stockholders' Equity .................      4,181,739       3,678,380
                                                         ------------    ------------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY: ............   $ 20,219,316    $ 21,436,017
                                                         ============    ============

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

                                                      Three-Months            Six-Months
                                                        June 30,               June 30,
                                                  2002         2001         2002         2001
                                                  ----         ----         ----         ----
REVENUE:
    Loan Origination Fees .................   $2,684,141   $2,115,953   $5,165,609   $3,543,431
    Interest Income .......................      337,933      249,242      712,110      421,243
    Miscellaneous Income ..................          222       21,749          301      146,654
                                              ----------   ----------   ----------   ----------

Total Revenue .............................    3,022,296    2,386,944    5,878,020    4,111,328
                                              ----------   ----------   ----------   ----------
OPERATING EXPENSES:
    Loan Origination Costs ................    2,127,994    1,462,268    4,256,499    3,034,338
    Interest Expense ......................      268,998      140,421      514,323      274,802
    General & Administrative ..............      356,246      511,177      636,912      666,235
                                              ----------   ----------   ----------   ----------

Total Operating Expenses ..................    2,753,238    2,113,866    5,407,734    3,975,375
                                              ----------   ----------   ----------   ----------

NET PROFIT ................................   $  269,058   $  273,078   $  470,286   $  135,953
                                              ==========   ==========   ==========   ==========

BASIC AND DILUTED NET EARNINGS PER SHARE ..                             $     0.21   $     0.07
                                                                        ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING .......                              2,283,622    2,040,493
                                                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDER'S EQUITY (DEFICIT)
June 30, 2002
(Unaudited)

                                           COMMON STOCKS         Additional      Retained          Total
                                       ---------------------       Paid-in       Earnings      Stockholder's
                                       Shares         Amount       Capital       (Deficit)         Equity
                                       ------         ------     ----------      --------      -------------

Issuance of stock for
  cash & services 4/97 ..........       695,345    $         1    $   108,510    $      --      $   108,511
Net loss for year ...............          --             --             --           (3,080)        (3,080)
                                    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1997 .......       695,345              1        108,510         (3,080)       105,431
                                    -----------    -----------    -----------    -----------    -----------
Issuance of stock for cash 3/98 .         1,290           --           10,750           --           10,750
Cancelled stock 5/98 ............          (750)          --           (6,250)          --           (6,250)
Issuance of stock for cash 7/98 .         4,995           --           24,998           --           24,998
Net loss for year ...............          --             --             --          (67,566)       (67,566)
                                    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1998 .......       700,880              1        138,008        (70,646)        67,363
                                    -----------    -----------    -----------    -----------    -----------
Issuance of stock for
  acquisition 4/99 ..............       510,000           --        2,889,412           --        2,889,412
Issuance of stock for
  cash 6/99 .....................       125,320           --          891,839           --          891,839
Issuance of stock for
  services 8/99 .................        30,000           --           50,000           --           50,000
Net loss for the year ...........          --             --             --       (1,269,058)    (1,269,058)
                                    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1999 .......     1,366,200              1      3,969,259     (1,339,704)     2,629,556
                                    -----------    -----------    -----------    -----------    -----------
Issuance of stock for
  services 6/00 .................        74,500           --          126,650           --          126,650
Issuance of stock for
  cash 6/00 .....................       109,166           --          700,000           --          700,000
Issuance of stock for
  repayment of Debenture 10/00 ..       285,626           --          500,000           --          500,000
Issuance of stock for
  acquistion 12/00 ..............        20,000           --          838,763           --          838,763
Net loss for the year ...........          --             --             --       (2,194,219)    (2,194,219)
                                    -----------    -----------    -----------    -----------    -----------
Balance December 31, 2000 .......     1,855,492              1      6,134,672     (3,533,923)     2,600,750
                                    -----------    -----------    -----------    -----------    -----------
Issuance of stock for
  acquisition 2/01 ..............       130,000           --                1           --                1
Issuance of stock for
  cash 3/01 .....................        50,000           --          100,000           --          100,000
Issuance of stock for
  services 3/10 .................        30,000           --           30,000           --           30,000
Issuance of stock for
  cash 4/01 .....................        64,596           --           70,424           --           70,424
Issuance of stock for
  services 5/01 .................       138,534           --          107,219           --          107,219
Issuance of stock for
  services 7/01 .................         5,000           --            3,000           --            3,000
Net profit for the year .........          --             --             --          766,986        766,986
                                    -----------    -----------    -----------    -----------    -----------
Balance December 31, 2001 .......     2,273,622              1      6,445,316     (2,766,937)     3,678,380
                                    -----------    -----------    -----------    -----------    -----------
Issuance of stock for
  services 2/02 .................        10,000           --           13,000           --           13,000
Issuance of stock for
  services 4/02 .................         8,882           --            5,329           --            5,329
Issuance of stock for
  services 6/02 .................        17,790           --           14,744           --           14,744
Net profit for the period .......          --             --             --          470,286        470,286
                                    -----------    -----------    -----------    -----------    -----------
Balance June 30, 2002 ...........     2,310,294    $         1    $ 6,478,389    $(2,296,651)   $ 4,181,739
                                    ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flow
(Unaudited)

                                                              Six-Months
                                                               June 30,
                                                         -------------------
                                                         2002           2001
                                                         ----           ----
Cash Flows from Operating Activities:

    Net Income ..................................   $   470,286    $   135,953
    Adjustments to reconcile net loss to net cash
       used for operating activities
    Depreciation and Amortization ...............        46,297        158,672
    Stock issued for services ...................        33,073        129,329

Changes in Assets & Liabilities:

    Notes Receivable ............................       (18,907)       (12,814)
    Accounts Receivable .........................       (40,488)      (352,765)
    Loans Receivable ............................      (211,933)      (531,617)
    Prepaid Expenses ............................        18,388            594
    Loans Held for Resale .......................    (1,575,548)    (5,582,466)
    Marketable Securities .......................          --          148,000
    Title Co. Advances ..........................        45,180        (37,198)
    Inventory Parts .............................          --           (1,924)
    Deposits ....................................         1,000           (100)
    Accounts Payable ............................       (52,141)       (99,526)
    Notes Payable ...............................       158,930        (48,661)
    Loans Payable ...............................      (616,488)       200,873
    Intangible Assets ...........................          --         (285,641)
    Debenture Payable ...........................          --          162,100
    Loan Reserve ................................        29,680           --
    Accrued Expenses ............................      (128,674)        68,216
                                                    -----------    -----------
Net Cash Provided by Operating Activities .......    (1,841,345)    (5,948,975)
                                                    -----------    -----------
Cash Flows Used for Investing Activities:

    Capital Expenditures ........................      (276,087)       (15,584)
                                                    -----------    -----------
Net Cash Used for Investing Activities ..........      (276,087)       (15,584)
                                                    -----------    -----------
Cash Flows from Financing Activities:

    Increase in Warehouse line Payable ..........     2,039,729      5,885,093
    Issuance of Common Stocks ...................          --          230,314
                                                    -----------    -----------
Net Cash Provided by Financing ..................     2,039,729      6,115,407
                                                    -----------    -----------
Net Increase in Cash & Cash Equivalents .........       (77,703)       150,848

Cash & Cash Equivalents at Beginning of Period ..       858,848        278,930
                                                    -----------    -----------
Cash & Cash Equivalents at End of Period ........   $   781,145    $   429,778
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest ....................................   $    23,593    $    26,977
                                                    ===========    ===========
    Income Taxes ................................   $      --      $      --
                                                    ===========    ===========
NON-CASH TRANSACTIONS
    Common stock issued in exchange for services    $    33,073    $   129,329
                                                    ===========    ===========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
June 30, 2002
(Unaudited)

Note 1 – Presentation of Interim Information:

In the opinion of the management of Entrust Financial Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six-months ended June 30, 2002 and 2001, and cash flows for the six-months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2001

Note 2 – Equity Incentive Plan:

Five employees have been selected by Entrust Financial Services, Inc. to receive a stock option to purchase shares of the Company’s Common Stock under the Company’s Equity Incentive Plan. The grant date was March 15, 2002 and has an expiration date of March 15, 2007.

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Entrust Financial Services, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Entrust Financial Services, Inc. as of June 30, 2002 and the related statements of operations for the three and six-month periods ended June 30, 2002 and 2001, and the cash flows for the six-months ended June 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June30, 2002. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31. 2001, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein). In our report dated April 3, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co., LLC
Denver, CO
August 13, 2002

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

        Results of Operations

        The Company was profitable for the six months ended June 30, 2002. This marks our fifth straight quarter of profitability. Revenues were also significantly higher for the same three months and six months ended June 30, 2002 compared to the same period in the previous year. The source of our profit comes from a continuing increase in loan origination fees and interest income from increased funding volume. For the three months ended June 30, 2002, total revenues were $3,022,296 compared to revenues of $$2,386,944for the same period ended June 30, 2001. For the six months ended June 30, 2002, total revenues were $5,878,020 compared to revenues of $4,111,328 for the six months ended June 30, 2001. Operating expenses for the three months ended June 30, 2002 were $2,753,238 compared to $2,113,866 for the three months ended June 30, 2001. Operating expenses for the six months ended June 30, 2002 were $5,407,734 compared to operating expenses of $$3,975,375 for the same period ended June 30, 2001. The major components of operating expenses are loan origination costs, interest expenses, and general and administrative, which include independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

        In he first six months of 2002, Entrust Mortgage, Inc, our wholly owned subsidiary, funded a total of $106,108,000 in loans as compared to $72,150,000 in loans for the same period ended June 30, 2001. This is an approximate 47% increase in loans funded over the comparable period in 2001. We fund non-conforming mortgages using our warehouse lines of credit to fund loan closings in order to sell the mortgages in the secondary market for a profit. We also earn fees paid by the borrower on mortgages we fund, and interest on the loans held for sale. The price secondary markets pay for Entrust loans is determined by many economic factors. We make every effort to lock our loan rates with our secondary markets to maintain a constant margin on our mortgage loans sold. We also earn an overall positive spread on interest rates while our loans are held for sale. Certain fixed cost are the same regardless of the loan volume, so the more business the Company transacts, the lower percentage of volume these expenses are.

        As a result, we had a net profit of $470,286 for the six months ended June 30, 2002, compared to a net profit of $135,953 for the same period ended June 30, 2001. The net profit per share for the six months ended June 30, 2002 was $0.21 per share, compared to a net profit of $0.07 per share for the same period ended June 30, 2001, as restated to give effect for the one-for-ten reverse split of our common shares.

        The Company believes that this increased level of profitability and increasing trend towards greater profits from mortgage operations will continue into the next quarter. We anticipate a greater level of earnings for the remaining two quarters as those have historically been our most profitable. Our principal focus will continue to be the mortgage banking business. The credit quality of the borrower is only one factor when determining loan approval. Good credit borrowers typically qualify for the highest loan to value mortgage programs, and the most preferential rates. When loaning to persons with more marginal credit, there are limitations on loan to value, and type of loan programs for which the borrower qualifies. The Company also incorporates risk based pricing , which means that the persons with more risk factors must pay a higher rate for the loan. The Company believes that these mitigations help it manage the risk when making loans.

        The Company has various representations and warranties it makes to secondary market investors on loans sold into secondary markets. If a mortgage goes into early payment default (usually within 3 months) the Company is obligated to repurchase the loan. If it is determined that fraud has been committed on a loan application, the Company is also obligated to repurchase the loan. The Company usually sells the loan into an alternative loan market, typically at a discount. In some cases, the Company forecloses on the loan, and sells the property to recover its capital and mitigate potential losses.

        The repurchase of loans requires capital or credit to repurchase the loan until the resolution. The Company currently uses a repurchase line of credit to facilitate repurchases, but anticipates the need to expand these facilities.

        Our new construction loan program for manufactured housing began generating revenues in the second quarter of this year. Entrust Mortgage is the exclusive marketer of this manufactured housing lending program. We are very optimistic about the prospects for this program, although it is still too early to predict the impact, if any, this program will have on our future profitability.

        During this year, we intend to make application for listing on a recognized U.S. stock exchange, such as the American Stock Exchange or NASDAQ.

        Liquidity and Capital Resources

        As of the end of the reporting period, we had cash or cash equivalents of $781,145 compared to $429,778 for the previous year.

        Net cash provided by our operating activities was to $(1,841,345) for the six months ended June 30, 2002, compared to net cash provided of $(5,948,975)for the six months ended June 30, 2001.

        Cash flows used for investing activities were $(276,087) for the six months ended June 30, 2002, compared to $(15,584) the six months ended June 30, 2001.

        Cash flows from financing activities for the six months ended June 30, 2002 were $2,039,729, compared to $6,115,407 the six months ended June 30, 2001.

        We exchanged common stock valued at $33,073 for services for the six months ended June 30, 2002, compared to $129,329 for the six months ended June 30, 2001.

        Our cash and cash equivalents position is healthy, compared to the previous year’s comparable quarters. Of particular note is that we generated net income from operations of over $470,000 for the first six months of the year. While we are definitely in a much healthier financial position than we were last year, at this time, we continue to look at ways to generate additional cash and cash equivalents to meet our expanding mortgage company requirements. Short term capital has been sufficient to meet our current growth trends, but to continue to grow at its projected pace, the Company will need to increase its warehouse lines of credit and possibly seek equity investments to keep our debt to equity ratios in line with ours warehousing lender’s requirements. We increased our warehouse credit lines to a combined total of $25,000,000 in the second quarter.

        Other than as disclosed herein, there are no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by us.

        We do not intend to pay dividends in the foreseeable future.

PART II-OTHER INFORMATION:

ITEM 1.     Legal Proceedings.

        Our subsidiary, Entrust Mortgage, is a plaintiff in a lawsuit in Colorado District Court for the City and County of Denver against Aurora Loan Services pertaining to defaults on loans from two borrowers which were subsequently sold by Entrust Mortgage to Aurora Loan Services. Entrust Mortgage is vigorously pursuing the claims.

        There are no legal proceedings of a material nature to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his capacity as such.

ITEM 2.    Changes in Securities and Use of Proceeds. None.

ITEM 3.    Defaults upon Senior Securities. None.

ITEM 4.    Submission of Matters to a Vote of Security Holders. None

ITEM 5.    Other Information. None.

ITEM 6.    Exhibits and Reports on Form 8-K:

(a)	Exhibit 99.1 Certification of Chief Executive Officer, Scott J. Sax, pursuant to 18 USC Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
(b)	Exhibit 99.2 Certification of Chief Financial Officer, David Hite, pursuant to 18 USC Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

        No reports on Form 8-K were filed as of the most recent fiscal quarter.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                          ENTRUST FINANCIAL SERVICES, INC.

Dated:    08/13/02                                                                                                              By:    /s/ Scott J. Sax
                                                                                                                                                       Scott J. Sax, Chief Executive Officer and President

Dated:    08/13/02                                                                                                              By:    /s/ David Hite
                                                                                                                                                       David Hite, Chief Financial and Accounting Officer