Form 10KSB/A
period 2001-12-31
ENTRUST FINANCIAL SERVICES INC
filed 2002-08-21
CIK 1054303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 2

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

        Entrust Mortgage, Inc.

        Entrust Mortgage is a traditional wholesale mortgage banking operation, with regional offices in Colorado, Georgia, Nevada, and California. Entrust Mortgage is licensed to conduct business in 36 states and has active contractual relationships with over 5,000 broker firms in these states. These 5,000 mortgage brokers have executed brokerage agreements with Entrust permitting them to submit loans for approval without having to go through the broker approval process necessary to become an Entrust approved mortgage broker. Entrust Mortgage agreements with these brokers do not prohibit them from doing business with other lenders. We believe that these brokers will use Entrust Mortgage over our competitors for our niche products and quality of service. Entrust Mortgage accepts non-conforming first and second mortgage loan submissions, for which yields are substantially higher than for conforming mortgage loans. The mortgages are funded using Entrust Mortgage’s approved revolving warehouse lines of credit. Presently Entrust Mortgage has approximately $23 million in revolving warehouse lines of credit.

        (c) Operations

        The United States is one of the largest mortgage markets in the world with total outstanding mortgages exceeding $4.0 trillion. The mortgage market growth has been driven by a loan origination volume that is estimated to have been in excess of $1.5 trillion this past year. The mortgage banking business in the United States is highly fragmented with over 20,000 mortgage loan originators operating in the 50 states and its territories. In fact, the ten largest mortgage originators in the U.S. constitute less than 40% of the total mortgage loan market and no single mortgage originator holds a market share exceeding 8%. To capitalize on the opportunities available in the vast and potentially lucrative mortgage industry, The Company is utilizing its proprietary state-of-the-art technology and established contracts with 5,000 mortgage brokerage firms in 36 states as sources to gain an increasing share of the mortgage loan market.

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

        (d) Markets

        The Company plans to continue to market residential mortgages through its network of 5,000 mortgage brokerage firms in 36 states, using traditional methods. Currently, the Company has a marketing strategy which uses regional sales representatives, along with an in-house sales team to market its mortgage loan products nationwide. While the Company has an established based of 5,000 mortgage brokerage firms, it plans to add new accounts through full time in-house representatives employing direct solicitation, fax blast marketing, mass e-mail marketing, and participation in mortgage industry trade shows.

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

        (i) Proprietary Information

        The Company owns the tradename “Mortgage 2000” and own proprietary state-of-the-art computer software which it uses as the base of the Company’s technology based system in its operations. The Company has a proprietary database of over 5,000 mortgage brokerage firms as potential customers.

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

        As a result of the operations, the Company had a net profit of $766,986 for the twelve months ended December 31, 2001 compared to a net loss of $2,194,219 for the same period ended December 31, 2000. The net profit per share for the twelve months ended December 31, 2001 was $0.36 per share compared to a loss of $1.43 per share for the same period ended December 31, 2000. The net profits per share amounts are prior to the effect of the one-for-ten reverse split of the common stock, which became effective on February 4, 2002.

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

                Net cash used by operating activities was $9,631,121 for the twelve months ended December 31, 2001, compared to net cash used of $4,323,191 for the twelve months ended December 31, 2000. As a result of profitability and increased efficiencies, the net cash used for operations decreased significantly. Major items such as notes and accounts receivable increased as a result of increased volume of business. Accounts payable and notes payable decreased as a result of the Company’s ability to pay items on a current basis. The Company raised capital through a convertible debenture. However, as a result of the Company’s profitability, it was not required to raise as much capital as in the previous year. The Company also booked a write-off of certain intangibles that were considered to be impaired. Cash was used for operations and funding reserve accounts.

                Cash flows provided by investing activities were $-0- for the twelve months ended December 31, 2001, compared to $24,067 for the twelve months ended December 31, 2000.

                Cash flows from financing activities accounted for $10,381,850 for the twelve months ended December 31, 2001, compared to $4,303,706 for the twelve months ended December 31, 2000. This decrease in cash flows from financing activities is a result of the Company being able to fund its growing business from profits without having to rely as heavily on outside financing. Cash from financing was required to meet financial obligations from first quarter losses. Thereafter, the Company has been able to sustain itself without further financing.

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

/s/ Michael Johnson & Co., LLC
Denver, CO
April 3, 2002
June 24, 2002

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEAR ENDED DECEMBER 31,

                                                                       (Restated)
                                                          2001            2000
                                                          ----            ----
ASSETS:
Current assets:

   Cash .........................................   $    858,848    $    108,119
   Notes Receivable - Note 2 ....................        645,769         265,512
   Accounts Receivable ..........................        638,339         277,203
                                                    ------------    ------------

         Total current assets ...................      2,142,956         650,834
                                                    ------------    ------------

Fixed assets - Note 1:
   Computers & Equipment ........................        221,652         208,410
   Furniture & Fixtures .........................        183,682         230,070
   Leasehold Improvements .......................           --            12,424
                                                    ------------    ------------
      Total fixed assets ........................        405,334         450,904
        Less Accumulated Depreciation ...........       (196,808)       (119,133)
                                                    ------------    ------------

         Net fixed assets .......................        208,526         331,771
                                                    ------------    ------------

Other assets:
   Deposits .....................................         21,730          13,495
   Marketable Securities ........................          3,200         175,500
   License ......................................             10            --
   Loans Held for Resale ........................     17,069,794       6,871,880
   Prepaid Expenses .............................         59,554         116,593
   Title Co. Advances ...........................        330,247         124,347
   Client Contracts .............................      1,200,000       1,200,000
   Corporate Set-up .............................           --            65,641
   State Approvals ..............................        400,000         400,000
   Technology Rights ............................           --           200,000
                                                    ------------    ------------
      Total other assets ........................     19,084,535       9,167,456
         Less Amortization ......................           --          (185,406)
                                                    ------------    ------------
           Net other assets .....................     19,084,535       8,982,050
                                                    ------------    ------------

TOTAL ASSETS ....................................   $ 21,436,017    $  9,964,655
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Accounts Payable .............................   $    141,523    $    381,650
   Accrued Expenses .............................        354,990          17,711
   Notes Payable ................................        163,688         113,688
   Current portion - Long term debt .............           --            40,000
   Loan Payable .................................           --            67,982
   Loan Reserve .................................         41,036            --
   Debenture Payable ............................        162,100            --
                                                    ------------    ------------

      Total current liabilities .................        863,337         621,031
                                                    ------------    ------------

Long-Term debt ..................................           --            60,000
                                                    ------------    ------------

Other liabilities:
   Warehouse Line Payable - Note 8 ..............     16,894,300       6,682,874
                                                    ------------    ------------

       Total other liabilities ..................     16,894,300       6,682,874
                                                    ------------    ------------

Stockholders' equity:
   Preferred stock $.0000001 Par Value
   1,000,000 shares authorized, None issued .....           --              --

   Common stock $.0000001 Par Value
   50,000,000 shares authorized, 2,273,622 issued
   and outstanding for 2001 and 1,855,492 issued
   and outstanding for 2000  ....................              1               1

   Additional Paid-in Capital ...................      6,445,316       6,134,672
   Retained Earnings (Deficit) ..................     (2,766,937)     (3,533,923)
                                                    ------------    ------------

      Total stockholders' equity ................      3,678,380       2,600,750
                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......   $ 21,436,017    $  9,964,655
                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       (Restated)
                                                                            Year          Year
                                   Entrust Financial  Entrust Mortgage      Ended         Ended
                                      December 31,      December 31,     December 31,  December 31,
                                         2001              2001             2001          2000
                                   -----------------  ----------------   -----------   ------------
REVENUE:

Loan Origination Fees ............  $       --       $  9,040,504     $  9,040,504    $  4,428,185
Interest Income ..................          --          1,175,953        1,175,953         746,430
Other Income .....................        17,263            4,625           21,888           2,145
                                    ------------     ------------     ------------    ------------

Total Revenue ....................        17,263       10,221,082       10,238,345       5,176,760
                                    ------------     ------------     ------------    ------------

OPERATING EXPENSES:

Loan Origination Costs ...........          --          7,136,589        7,136,589       4,025,835
Interest Expense .................        49,570          994,745        1,044,315         812,959
General and Administrative .......     1,028,777          241,416        1,270,193       2,532,185
                                    ------------     ------------     ------------    ------------

Total Operating Expenses .........     1,078,347        8,372,750        9,451,097       7,370,979
                                    ------------     ------------     ------------    ------------

OTHER INCOME AND EXPENSE

Loss on Investments ..............          --            (24,300)         (24,300)           --
Interest Expense .................          --               (385)            (385)           --
Interest Income ..................            30            4,393            4,423            --
                                    ------------     ------------     ------------    ------------

Total Other Income and Expenses ..            30          (20,292)         (20,262)           --
                                    ------------     ------------     ------------    ------------

Net Profit (Loss) ................  $ (1,061,054)    $  1,828,040     $    766,986    $ (2,194,219)
                                    ============     ============     ============    ============

Basic and diluted net
  earnings/(loss) per share ......                                    $       0.36    $      (1.43)
                                                                      ============    ============

Weighted Average Shares
  Outstanding ....................                                       2,150,201       1,531,106
                                                                      ============    ============

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
December 31, 2001

                                      *
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

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31,

                                                                          (Restated)
                                                                2001          2000
                                                                ----          ----

Cash Flows from Operating Activities:
Net Profit (Loss) ...................................   $    766,986    $ (2,194,219)

Adjustments to reconcile net income
  to net cash provided from operating activities:
   Depreciation and Amortizaiton ....................        196,808         180,845
   Stock issued for services ........................        140,219         126,650
   (Increase) decrease in notes receivable ..........       (380,257)         14,425
   (Increase) decrease in accounts receivable .......       (361,136)        127,136
   (Increase) decrease in prepaid expenses ..........         55,461            --
   (Increase) decrease in loans held for Resale .....    (10,197,914)      5,294,307
   Increase (decrease) marketable securities ........        172,300            --
   (Increase) decrease in deposits ..................         (8,235)           (467)
   Increase (decrease) in accounts payable ..........       (240,127)        230,342
   Increase (decrease) in notes payable .............        (50,000)        119,584
   Increase (decrease) in accrued expenses ..........        337,279         (75,412)
   Increase (decrease) in debenture .................        162,100         500,000
   Increase (decrease) in intangibles ...............       (265,641)           --
   Increase (decrease) in loan reserve ..............         41,036            --
                                                        ------------    ------------

Net Cash Provided by Operating Activities ...........     (9,631,121)      4,323,191

Cash Flows from Investing Activities:
   Retirement of Fixed Asset ........................           --            24,067
                                                        ------------    ------------

Net Cash Used for Investing Activities ..............           --            24,067

Cash Flows from Financing Activities

   Increase (decrease) in Warehouse line payable ....     10,211,426      (5,291,961)
   Issuance of Common Stocks ........................        170,424         988,255
                                                        ------------    ------------

Net Cash Provided by Financing Activities ...........     10,381,850      (4,303,706)
                                                        ------------    ------------
Net Increase (Decrease) in Cash & Cash Equivalents ..        750,729          43,552

Cash & Cash Equivalents at Beginning of Year ........        108,119          64,567
                                                        ------------    ------------
Cash and cash equivalents at end of year ............   $    858,848    $    108,119
                                                        ============    ============

Cash paid during year for interest ..................   $        385    $     22,214
                                                        ============    ============

Income taxes paid during year .......................   $       --      $       --
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

+ 10A       Asset Purchase Agreement with Allegro Software, Inc.

+ 10B       Employment Agreement with Mr. Edward Nichols

+ 10C       Debenture Agreement with Bayview Marketing

+ 10D       Consultant Agreement with David Hite

  99.1      Certification by Chief Executive Officer

  99.2      Certification by Chief Financial Officer

+ Previously Filed.

                 (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                              Entrust Financial Services, Inc.

Dated:    AUGUST 19, 2002                                                                                                By:    /s/ Scott Sax
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

Dated:    AUGUST 19, 2002                                                                                                By:    /s/ David Hite
                                                                                                                                                       David Hite
                                                                                                                                                       Chief Financial and Accounting Officer,
                                                                                                                                                        Secretary-Treasurer and Director

Dated:    AUGUST 19, 2002                                                                                                By:    /s/ Thomas Randall
                                                                                                                                                       Thomas Randall
                                                                                                                                                       Director

Dated:    AUGUST 19, 2002                                                                                                By:    /s/ Bryson Farrill
                                                                                                                                                       Bryson Farrill
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

+ 10A       Asset Purchase Agreement with Allegro Software, Inc.

+ 10B       Employment Agreement with Mr. Edward Nichols

+ 10C       Debenture Agreement with Bayview Marketing

+ 10D       Consultant Agreement with David Hite

  99.1      Certification by Chief Executive Officer

  99.2      Certification by Chief Financial Officer

+ Previously Filed.