Form 10QSB/A
period 2002-03-31
ENTRUST FINANCIAL SERVICES INC
filed 2002-08-21
CIK 1054303

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)

                                                           March 31,      December 31,
                                                             2002            2001
                                                           ---------      -----------
ASSETS:
Current assets:
    Cash ...........................................   $  1,241,418    $    858,848
    Accounts Receivable ............................        521,787         638,339
    Note Receivable ................................        700,140         645,769
                                                       ------------    ------------

          Total current assets .....................      2,463,345       2,142,956
                                                       ------------    ------------

Fixed assets - Note 1
   Computers & Equipment ...........................        229,503         221,652
   Furniture & Fixtures ............................        173,843         183,682
                                                       ------------    ------------
       Total fixed assets ..........................        403,346         405,334
          Less accumulated depreciation ............       (211,771)       (196,808)
                                                       ------------    ------------
               Net fixed assets ....................        191,575         208,526
                                                       ------------    ------------

Other assets:
    Prepaid Expenses ...............................         48,346          59,554
    Marketable Security ............................          3,200           3,200
    Loans Held for Resale ..........................     11,519,251      17,069,794
    License ........................................             10              10
    Title Co. Advances .............................        218,273         330,247
    Intangible Assets ..............................      1,600,000       1,600,000
    Deposit ........................................         21,730          21,730
                                                       ------------    ------------

           Total other assets ......................     13,410,810      19,084,535
                                                       ------------    ------------

TOTAL ASSETS .......................................   $ 16,065,730    $ 21,436,017
                                                       ============    ============

LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable ...............................   $    138,226    $    141,523
    Accrued Expenses ...............................        215,116         354,990
    Notes Payable ..................................        163,688         163,688
    Loan Reserve ...................................        150,145          41,036
    Debenture Payable ..............................        162,100         162,100
                                                       ------------    ------------

        Total current liabilities ..................        829,275         863,337
                                                       ------------    ------------

Other Liabilities
   Warehouse Line Payable ..........................     11,343,847      16,894,300
                                                       ------------    ------------

          Total other liabilities ..................     11,343,847      16,894,300
                                                       ------------    ------------

Stockholder's equity:
    Preferred stock, $.0000001 Par Value
       1,000,000 Shares Authorized. None Issued ....           --              --
    Common stock, $.0000001 Par Value
       50,000,000 Shares Authorized,  2,288,622 are
       issued and outstanding for 2002 and 2,273,622
       were issued and outstanding for 2001 ........              1               1

    Additional Paid-In Capital .....................      6,458,316       6,445,316
    Retained Earnings (Deficit) ....................     (2,565,709)     (2,766,937)
                                                       ------------    ------------

          Total Stockholders' Equity ...............      3,892,608       3,678,380
                                                       ------------    ------------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY: ..........   $ 16,065,730    $ 21,436,017
                                                       ============    ============

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

                                                   Three-Months     Three-Months
                                                      Ended            Ended
                                                  March 31, 2002   March 31, 2001
                                                  --------------   --------------
REVENUE:
    Loan Origination Fees ...................      $ 2,481,468      $ 1,427,478
    Interest Income .........................          374,177          172,001
    Miscellaneous Income ....................               79          124,905
                                                   -----------      -----------

Total Revenue ...............................        2,855,724        1,724,384
                                                   -----------      -----------

OPERATING EXPENSES:
    Loan Origination Costs ..................        2,128,505        1,572,050
    Interest Expense ........................          245,325          134,381
    General & Administrative ................          280,666          155,058
                                                   -----------      -----------

Total Operating Expenses ....................        2,654,496        1,861,489
                                                   -----------      -----------

NET PROFIT (LOSS) ...........................      $   201,228      $  (137,105)
                                                   ===========      ===========

BASIC AND DILUTED NET EARNINGS/(LOSS)
   PER SHARE ................................      $      0.09      $     (0.07)
                                                   ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING .........        2,273,622        1,855,493
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

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flow
(Unaudited)

                                                                 Three-Months
                                                                Ended March 31,
                                                             -------------------
                                                             2002           2001
                                                             ----           ----
Cash Flows from Operating Activities:

    Net Income (Loss) ..............................   $   201,228    $  (137,105)
    Adjustments to reconcile net loss to net cash
       used for operating activities
    Depreciation and Amortization ..................        14,963         59,594
    Common stock issued for services ...............        13,000         30,000
Changes in Assets & Liabilities:
    (Increase) notes receivable ....................       (54,371)       (12,814)
    Decrease (Increase) accounts receivable ........       116,552       (204,614)
    Decrease prepaid expenses ......................        11,208         15,693
    (Increase)  Decrease loans held for resale .....     5,550,543     (2,028,845)
    (Increase) deposits ............................          --              (50)
    (Decrease) accounts payable ....................        (3,297)       (72,406)
    Increase notes payable .........................          --          156,749
    Increase loans reserve .........................       109,109        200,873
    (Decrease) Increase accrued expenses ...........       (25,912)        66,555
                                                       -----------    -----------

Net Cash Provided by Operating Activities ..........     5,933,023     (1,926,370)
                                                       -----------    -----------

Cash Flows from Financing Activities:

    Issuance of Common Stocks ......................          --         (100,000)
    Increase (decrease) in Warehouse line payable ..    (5,550,453)     1,848,105
                                                       -----------    -----------

Net Cash Provided by Financing .....................    (5,550,453)     1,748,105
                                                       -----------    -----------

Net Increase in Cash & Cash Equivalents ............       382,570       (178,265)

Cash & Cash Equivalents at Beginning of Period .....       858,848        278,930
                                                       -----------    -----------

Cash & Cash Equivalents at End of Period ...........   $ 1,241,418    $   100,665
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest .......................................        10,026          7,782
    Income Taxes ...................................          --             --
                                                       ===========    ===========
NON-CASH TRANSATIONS
    Common stock issued in exchange for services ...   $    13,000    $    30,000
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

        Cash flows provided from investing activities were $-0- for the three months ended March 31, 2002, compared to zero for the three months ended March 31, 2001.

        We generated cash flows from financing activities on our warehouse lines of credit for the three months ended March 31, 2002 of $5,550,453, compared to raising $1,748,105 for the three months ended March 31, 2001.

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

                                                                                                                                          ENTRUST FINANCIAL SERVICES, INC.

Dated:    08/19/02                                                                                                              By:    /s/ Scott J. Sax
                                                                                                                                                       Scott J. Sax
                                                                                                                                                       Chief Executive Officer
                                                                                                                                                       Director

Dated:    08/19/02                                                                                                              By:    /s/ David Hite
                                                                                                                                                       David Hite
                                                                                                                                                       Chief Financial and Accounting Officer
                                                                                                                                                       Director