Form 10KSB/A
period 2001-12-31
ENTRUST FINANCIAL SERVICES INC
filed 2002-08-23
CIK 1054303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 3

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
August 21, 2002

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

Organization – Nature of Operations:

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

Capital Stock Transactions:

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

Concentration of Credit Risk:

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

Pervasiveness of Estimates:

The preparation of a financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Geographic Area of Operations and Interest Rates:

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

Property and Equipment:

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight –line method over the following estimated useful lives:

         Furniture and fixtures                      7 years
         Computers & Equipment                       5 years

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 1 – Organization and Summary of Significant Accounting Policies (Cont):

Intangible Assets:

Intangible assets consist of the following as of December 31, 2001:

                Client Contracts        1,200,000
                State Approvals           400,000

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

Revenue Recognition:

The Company’s earnings come from fees charged at closing, margins earned by selling loans into secondary markets for a premium and interest paid on a loan while the Company holds the loan for sale. Loan origination fees are earned at closing and loan origination costs are expensed when incurred. Margins earned by selling loans is recognized when the purchaser has taken title and assumes the risks and rewards of ownership. Income on all loans is recognized on the interest method. Accrual of interest income is suspended at the time at which collection of an account becomes doubtful.

Fair value of Financial Instruments:

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

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 3 - Note Payable

Notes payable as of December 31, 2001 consist of the following:

  Note payable to Jerry Burden dated April 20, 2000.  With 13 1/2%
  interest payable April 3, 2002.                                     163,688
                                                                    ---------

           Total notes payable                                     $  163,688
                                                                    =========

Note 4 – Convertible Debenture:

The Company issued a 16% convertible debenture to Bayview Marketing for cash proceeds totaling $162,100 in fiscal year 2001. This convertible debenture has a maturity date of April 2, 2003 and is convertible into common stock at $1.00 per share. The Company also issued Class A Warrants equivalent to the amount of the debenture held divided by the warrant price of $1.20 per share to be exercised over the period of three years. The conversion price of all of the Debentures were negotiated on an arm-length basis.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (FAS 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 141requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company is in the transitional period of adopting FAS 142. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. Management believes that the adoption of this new accounting pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

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

Note 6 – Warrants

The Company has issued warrants to purchase common stock to certain consultants of the Company. These warrants have terms ranging from two to three years.

At December 31, 2001, warrants to purchase 335,084 shares of the Company’s common stock at a weighted average exercise price of $1.06 per share are outstanding. At December 31, 2001 warrants for 185,084 shares are exercisable and the balance may be exercisable according to a specific schedule. None of the warrants have been exercised.

The following table summarizes the stock option activity:

                                         Number        Exercise Price
                                         Of Shares       Per Share
                                         ---------     --------------

   Outstanding December 31, 2000            -0-               -0-
          Granted                         335,084         $  1.06
          Exercised                         -0-               -0-
          Cancelled                         -0-               -0-
                                         --------          ------
   Outstanding December 31, 2001          335,084         $  1.06
                                         ========          ======

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 6 – Warrants (Cont):

              Options Outstanding                    Options Exercisable
              -----------------------------------    -------------------
                                     Weighted
                       Weighted      Average                   Weighted
                       Average       Remaining                 Average
                       Exercise      Contractural              Exercise
Price Range   Shares     Price          Life         Shares      Price
-----------   ------   --------      ------------    ------    --------
  $ 1.00      200,000   $ 1.00          2 Years       50,000    $ 1.00
  $ 1.20      135,084   $ 1.20          3 years      135,084    $ 1.20

If the Company had elected to account for its stock options under the fair value method prescribed by SFAS 123, the net income for the year ended December 31, 2001 would have been decreased by $37,000 ($.02 per share). The fair value of these options was estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted average assumptions: risk-free interest rates of 6.059%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 76%; and an expected life of the option of three years. These assumptions resulted in weighted-average fair value of $1.00

Note 7 – Marketable Security

The Company also owns 10,000 shares of Sea View Underwater Research, Inc. with a fair market value of $.32 per share as of December 31, 2001. These are trading securities bought principally for purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

Note 8 – Income Taxes:

Significant components of the Company’s deferred tax liabilities and assets are as follows:

                                                        2001        2000
                                                        ----        ----
  Deferred Tax Liability                             $       0   $       0
                                                      ========   =========
  Deferred Tax Assets
          Net Operating Loss Carryforwards           $  40,128   $ 468,030
          Future Deduction for Intangible Assets       305,840      30,138
          Future Deduction for Reserves & Others        49,150      17,711
                                                      -------    ---------
          Total Deferred Tax Assets                    395,118     515,879
          Less Valuation Allowance                    (395,118)   (515,879)
                                                      --------   ---------
          Net Deferred Tax Liability                  $      0   $       0
                                                      ========   =========

The effective tax rate was 0% due to a net operating loss and the non-recognition of any deferred tax assets. Entrust’s federal statutory and effective tax rates were 34% and 0% respectfully for 2001 and 2000.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 8 – Income Taxes (Cont):

A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statements of operations is as follows:

                                                           December 31
                                                        ------------------
                                                        2001          2000
                                                        ----          ----
  U.S. federal taxes (benefit) at statutory rate    $  260,775    $ (468,283)
  Unbenefitted net operating losses (Prior yr NOL)    (140,078)      452,013
  Other                                               (120,697)       16,270
                                                     ---------     ---------
  Effective tax rate                                      --            --
                                                     =========     =========

As of December 31, 2001, the Company had a net operating loss carryfoward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company’s ability to generate taxable income during the carryforward period. Because, the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company’s effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2013.

Note 9 – Loans Held for Sale and Warehouse Line Payable:

Loan receivable represents loans that have been placed for purchase as of December 31, 2001. The Warehouse Line Payable is the amount of money set aside to finance these Loans receivable. These items are offset items.

Note 10 – Consulting Contract:

On November 1, 2001 a consulting contract was signed in which the following compensation was set forth:

Consultant shall receive the sum of $5,000 per month, beginning with the month of November 2001. Consultant shall be granted warrants in November 2001 to purchase a total of 200,000 shares of the Company’s common stock. The warrants will be for a period of two years from the date of grant at a price of $.1.00 per share. However, the warrants shall be exercised according to the following schedule:

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 10 – Consulting Contract (Cont):

500,000 warrants are to be exercisable immediately; 50,000 warrants shall be exercisable at such time as the Company has received at least $1,000,000 in additional equity financing or other acceptable alternative financing and/or credit line; 50,000 warrants shall be exercisable at such time as the bid price of the Company’s common stock reaches $5.00 per share for thirty consecutive trading days, 50,000 warrants shall be exercisable upon the Company’s listing on a national stock exchange agreeable to Company.

In the event of any recapitalization of the Company’s common stock, including, but not limited to, a reverse split, the warrants will be adjusted proportionately.

Note 11 – Subsequent Event:

On January 28, 2002 the Board of Directors resolved, upon approval by the Shareholders of the Company of the one-for ten reverse split of the issued and outstanding common shares of the Company. Upon surrender of stock certificates, one new common share will be issued to replace each ten outstanding common shares issued and outstanding as of the record date, February 1, 2002. No change in par value or in the total number of authorized common shares will be made. These financial statements have been retroactively adjusted to give effect for the one for ten reverse split.

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

The Company has issued Class A Warrants to purchase common stock. The holder of the 16% Subordinated Debenture shall be issued Class A warrants equivalent to the amount of the debenture held divided by the warrant price of $1.20 per share, after adjustment for our one-for-ten reverse split. Each warrant will have the right to purchase common stock for a purchase price of $1.20 per share, after adjustment for one-for-ten reverse split, based upon each $20,000 face value of debenture held. The warrants issued shall be exercisable for a period of three years for the date of issuance. The shares underlying the warrants have registration rights.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 11 – Subsequent Event (Cont):

The Company has also issued warrants to purchase up to 330,000 shares of common stock. The warrants are for a period of one year from the date of grant as to 300,000 shares and eighteen months as to 30,000 shares. A total of 180,000 shares are exercisable at $1.00 per share, and 150,000 shares exercisable at $1.50 per shares. Rights to exercise a total of 82,500 common shares will be vested and exercisable per fiscal quarter, beginning June 1, 2002. Any remaining right to receive shares will vest at the start of the fiscal quarter, which begins April 1, 2003. Any unexercised rights to receive common shares in a quarter may be exercised in the subsequent quarter up until termination of the underlying consulting contracts. The Company may, at its discretion, authorize the early vesting and/or exercise of warrants. As to the warrants to exercise a total of 300,000 shares, in the event the price of the stock becomes $6.00 or greater, the Company may, at its sole discretion, call the warrants to be exercised at $.01 per share. The affected Warrant holder will have 30 days from notification to exercise the warrants.

Note 12 – Discontinued Operations:

The December 31, 2000 financials were restated to show the discontinuation of FocVs Technologies division. The Company had acquired Allegro Software in December 2000 with the intent of selling the proprietary software known as “Maestro through Focvs. The Company purchased Allegro Software at its fair market value as an Asset Purchase. The total amount of $838,764 was written off in the restatement. The Allegro Software could have been used without modification utilizing an ASP distribution methodology but was required to be modified to be used in another platform to be competitive for sales in a traditional market. In December 2000, the Company determined that it would not be able to go forward with Focvs, since Focvs’ management was unable to secure financing for their venture and because of the rapidly declining environment in the ASP market.

Note 13 – Commitments:

The Company leases its offices under long-term leases that are accounted for as operating leases. Future minimum rental payments on all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

                Year Ending                      Amount

                January - December, 2002       $ 162,720
                January - December, 2003         168,370
                January - December, 2004         174,020
                January - December, 2005         179,670
                                               ---------
                                               $ 684,780
                                               =========

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

Dated:    AUGUST 22, 2002                                                                                                By:    /s/ David Hite
                                                                                                                                                       David Hite
                                                                                                                                                       Chief Financial and Accounting Officer,
                                                                                                                                                        Secretary-Treasurer and Director

Dated:    AUGUST 22, 2002                                                                                                By:    /s/ Thomas Randall
                                                                                                                                                       Thomas Randall
                                                                                                                                                       Director

Dated:    AUGUST 22, 2002                                                                                                By:    /s/ Bryson Farrill
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