Form 10QSB/A
period 2002-03-31
ENTRUST FINANCIAL SERVICES INC
filed 2002-08-23
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 3

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
August 21, 2002

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

                                                                                                                                          ENTRUST FINANCIAL SERVICES, INC.

Dated:    08/22/02                                                                                                              By:    /s/ Scott J. Sax
                                                                                                                                                       Scott J. Sax
                                                                                                                                                       Chief Executive Officer
                                                                                                                                                       Director

Dated:    08/22/02                                                                                                              By:    /s/ David Hite
                                                                                                                                                       David Hite
                                                                                                                                                       Chief Financial and Accounting Officer
                                                                                                                                                       Director