Form 10QSB
period 2002-09-30
ENTRUST FINANCIAL SERVICES INC
filed 2002-11-19
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X     No

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of September 30, 2002 were 2,346,794 common shares.

References in this document to “us,” “we,” or “the Company” refer to Entrust Financial Services, Inc, its predecessors and its subsidiaries.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheet

(Unaudited)

                                                          Nine-Months       Year
                                                             Ended          Ended
                                                         September 30,   December 31,
                                                             2002           2001
                                                         -------------   ------------
ASSETS:

Current assets
    Cash ...........................................   $    717,730    $    858,848
    Accounts Receivable ............................        873,321         638,339
    Prepaid Expenses ...............................         31,036          59,554
    Loans Receivable ...............................        192,071            --
    Note Receivable ................................        655,223         645,769
    Title Co. Advances .............................        432,327         330,247
    Employee Advances ..............................           --              --
                                                       ------------    ------------
          Total current assets .....................      2,901,708       2,532,757
                                                       ------------    ------------

Fixed assets
   Computers & Equipment ...........................        325,934         221,652
   Furniture & Fixtures ............................        355,487         183,682
                                                       ------------    ------------
       Total fixed assets ..........................        681,421         405,334
          Less accumulated depreciation ............       (274,513)       (196,808)
                                                       ------------    ------------
               Net fixed assets ....................        406,908         208,526
                                                       ------------    ------------

Other assets:
    Loans for Resale ...............................     22,767,868      17,069,794
    Marketable Security ............................          3,200           3,200
    License ........................................             10              10
    Deposit ........................................         24,662          21,730
    Intangible Assets (Net) ........................      1,599,706       1,600,000
                                                       ------------    ------------

           Total other assets ......................     24,395,446      18,694,734
                                                       ------------    ------------

TOTAL ASSETS .......................................   $ 27,704,062    $ 21,436,017
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...............................   $     47,785    $    141,523
    Accrued Expenses ...............................        246,932         354,990
    Notes Payable ..................................        298,516         163,688
    Impounds .......................................        208,424            --
    Loan Reserve ...................................         20,117          41,037
    Loan Repurchase ................................        496,468            --
    Debenture Payable ..............................        162,100         162,100
                                                       ------------    ------------
        Total current liabilities ..................      1,480,342         863,338
                                                       ------------    ------------

Other liabilities:
    Warehouse Line Payable - Note 8 ................     21,892,687      16,894,300
                                                       ------------    ------------

                                                         21,892,687      16,894,300
                                                       ------------    ------------
Stockholders' equity:
    Preferred stock, $.0000001 Par Value
       1,000,000 Shares Authorized. None Issued ....           --              --
    Common stock, $.0000001 Par Value
       50,000,000 Shares Authorized,  2,346,794 were
       issued and outstanding for 2002 and 2,273,622              1               1
       were issued and outstanding for 2001

    Additional Paid-In Cash ........................      7,098,855       7,006,552
    Retained Earnings (Deficit) ....................     (2,767,823)     (3,328,174)
                                                       ------------    ------------
          Total Stockholders' Equity ...............      4,331,033       3,678,379
                                                       ------------    ------------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY: ..........   $ 27,704,062    $ 21,436,017
                                                       ============    ============

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

                                               Three-Months               Nine-Months
                                            Ended September 30,       Ended September 30,
                                            ------------------        ------------------
                                             2002         2001         2002         2001
                                             ----         ----         ----         ----

REVENUE:
    Loan Origination Fees .............   $2,845,447   $2,734,212   $8,011,056   $6,277,643
    Interest Income ...................      463,467      344,557    1,175,577      765,800
    Miscellaneous Income ..............          640       17,207          941      163,861
                                          ----------   ----------   ----------   ----------

Total Revenue .........................    3,309,554    3,095,976    9,187,574    7,207,304
                                          ----------   ----------   ----------   ----------

OPERATING EXPENSES:
    Loan Origination Costs ............    2,313,168    1,571,971    6,569,667    4,606,309
    Interest Expense ..................      282,806       71,906      797,129      346,708
    General & Administrative ..........      623,515    1,085,279    1,260,427    1,751,514
                                          ----------   ----------   ----------   ----------

Total Operating Expenses ..............    3,219,489    2,729,156    8,627,223    6,704,531
                                          ----------   ----------   ----------   ----------

NET INCOME (DEFICIT) ..................   $   90,065   $  366,820   $  560,351   $  502,773
                                          ==========   ==========   ==========   ==========

NET GAIN (LOSS) PER COMMON STOCK ......                             $     0.24   $     0.22
                                                                    ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING ...                              2,310,294    2,268,623
                                                                    ==========   ==========

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDER’S EQUITY
September 30, 2002
(Unaudited)

                                                                                (Restated)
                                           COMMON STOCKS         Additional      Retained          Total
                                       ---------------------       Paid-in       Earnings      Stockholder's
                                       Shares         Amount       Capital       (Deficit)         Equity
                                       ------         ------     ----------      --------      -------------

Issuance of stock for
  cash & services 4/97 ..........       695,345    $         1    $   108,510    $      --      $   108,511
Net loss for year ...............          --             --             --           (3,080)        (3,080)
                                    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1997 .......       695,345              1        108,510         (3,080)       105,431
                                    -----------    -----------    -----------    -----------    -----------
Issuance of stock for cash 3/98 .         1,290           --           10,750           --           10,750
Cancelled stock 5/98 ............          (750)          --           (6,250)          --           (6,250)
Issuance of stock for cash 7/98 .         4,995           --           24,998           --           24,998
Net loss for year ...............          --             --             --          (67,566)       (67,566)
                                    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1998 .......       700,880              1        138,008        (70,646)        67,363
                                    -----------    -----------    -----------    -----------    -----------
Issuance of stock for
  acquisition 4/99 ..............       510,000           --        2,889,412           --        2,889,412
Issuance of stock for
  cash 6/99 .....................       125,320           --          891,839           --          891,839
Issuance of stock for
  services 8/99 .................        30,000           --           50,000           --           50,000
Net loss for the year ...........          --             --             --       (1,269,058)    (1,269,058)
                                    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1999 .......     1,366,200              1      3,969,259     (1,339,704)     2,629,556
                                    -----------    -----------    -----------    -----------    -----------
Issuance of stock for
  services 6/00 .................        74,500           --          126,650           --          126,650
Issuance of stock for
  cash 6/00 .....................       109,166           --          700,000           --          700,000
Issuance of stock for
  repayment of Debenture 10/00 ..       285,626           --          500,000           --          500,000
Issuance of stock for
  acquistion 12/00 ..............       150,000           --        1,400,000           --        1,400,000
Net loss for the year ...........          --             --             --       (2,755,456)    (2,755,456)
                                    -----------    -----------    -----------    -----------    -----------
Balance December 31, 2000 .......     1,985,492              1      6,695,909     (4,095,160)     2,600,750
                                    -----------    -----------    -----------    -----------    -----------
Issuance of stock for
  cash 3/01 .....................        50,000           --          100,000           --          100,000
Issuance of stock for
  services 3/10 .................        30,000           --           30,000           --           30,000
Issuance of stock for
  cash 4/01 .....................        64,596           --           70,424           --           70,424
Issuance of stock for
  services 5/01 .................       138,534           --          107,219           --          107,219
Issuance of stock for
  services 7/01 .................         5,000           --            3,000           --            3,000
Net profit for the year .........          --             --             --          766,986        766,986
                                    -----------    -----------    -----------    -----------    -----------
Balance December 31, 2001 .......     2,273,622              1      7,006,552     (3,328,174)     3,678,379
                                    -----------    -----------    -----------    -----------    -----------
Issuance of stock for
  services 2/02 .................        10,000           --           13,000           --           13,000
Issuance of stock for
  services 4/02 .................         8,882           --            5,329           --            5,329
Issuance of stock for
  services 6/02 .................        17,790           --           14,744           --           14,744
Issuance of stock for
  services 7/02 .................        12,000           --           10,230           --           10,230
Issuance of stock for
  services 9/02 .................         8,000           --           16,000           --           16,000
Issuance of stock for
  services 9/02 .................        16,500           --           33,000           --           33,000
Net profit for the period .......          --             --             --          560,351        560,351
                                    -----------    -----------    -----------    -----------    -----------
Balance September 20, 2002 ......     2,346,794    $         1    $ 7,098,855    $(2,767,823)   $ 4,331,033
                                    ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flow
(Unaudited)
(Indirect Method)

                                                                 Nine-Months
                                                             Ended September 30,
                                                             -------------------
                                                             2002           2001
                                                             ----           ----

Cash Flows from Operating Activities:

    Net Income .....................................   $   560,351    $   502,773
    Adjustments to reconcile net loss to net cash
       used for operating activities
    Depreciation and Amortization ..................        77,705        163,745
    Stock issued for services ......................        92,303        132,329

Changes in Assets & Liabilities:

    Decrease (Increase) Notes Receivable ...........        (9,454)      (330,632)
    Decrease (Increase) Accounts Receivable ........      (234,982)      (519,803)
    Decrease (Increase) Loans Receivable ...........          --           69,266
    (Increase) Loans Held for Resale ...............    (5,698,074)    (5,582,466)
    (Increase) Employee Advances ...................          --           (2,559)
    Decrease (Increase) Prepaid Expenses ...........        28,518         13,686
    Decrease (Increase) Marketable Security ........          --          128,000
    (Increase) Title Co. Advances ..................      (102,080)      (179,247)
    (Increase) Deposits ............................        (2,932)          --
    Increase (Decrease) Accounts Payable ...........       (93,738)      (322,329)
    Increase Notes Payable .........................       134,828         62,360
    Increase Loans Payable .........................       496,468        168,135
    (Decrease) Loan Reserve ........................       (20,920)          --
    (Decrease) Increase Debenture Payable ..........          --          162,100
    (Decrease) Increase Accrued Payables ...........      (108,058)       224,289
                                                       -----------    -----------

Net Cash Used for Operating Activities .............    (4,880,065)    (5,310,353)

Cash Flows From Investing Activities:

    Capital Expenditures ...........................      (276,087)       (71,642)
                                                       -----------    -----------

Net Cash Used for Investing Activities .............      (276,087)       (71,642)

Cash Flows from Financing Activities:

    Increase in Warehouse Line Payable .............     5,084,351      5,885,093
    Issuance of Common Stocks ......................          --          178,314
                                                       -----------    -----------

Net Cash Provided by Financing Activities ..........     5,084,351      6,063,407
                                                       -----------    -----------

Net Increase in Cash & Cash Equivalents ............       (71,801)       681,412

Cash & Cash Equivalents at Beginning of Period .....       789,531        108,119
                                                       -----------    -----------

Cash & Cash Equivalents at End of Period ...........   $   717,730    $   789,531
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
    Interest .......................................   $   282,806    $    38,181
                                                       ===========    ===========
    Income Taxes ...................................   $      --      $      --
                                                       ===========    ===========
NON-CASH TRANSACTIONS
    Common stock issued in exchange for services ...   $    92,303    $   132,329
                                                       ===========    ===========

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
September 30, 2002
(Unaudited)

Note 1 – Presentation of Interim Information:

In the opinion of the management of Entrust Financial Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine-months ended September 30, 2002 and 2001, and cash flows for the nine-months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2001.

Note 2 – Subsequent Event:

On November 13, 2002 the Board of Directors authorized the issuance of 10,000 shares of free trading stock to Ed Alfke under an agreement with Ed Alfke dated July 23, 2002.

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Entrust Financial Services, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Entrust Financial Services, Inc. as of September 30, 2002 and the related statements of operations for the three and nine-month period ended September 30, 2002 and 2001, and the cash flows for the nine-months ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein). In our report dated April 3, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co., LLC
Denver, CO
November 18, 2002

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations:

        In the first nine months of 2002, Entrust Mortgage, Inc., our wholly owned subsidiary, funded a total of $171,939,490 in loans as compared to $124,881,000 in loans for the same period ended September 30, 2001. This is an approximate 38% increase in loans funded over the comparable period in 2001. We fund non-conforming mortgages using our warehouse lines of credit to fund loan closings in order to sell the mortgages in the secondary market for a profit. We also earn fees paid by the borrower on mortgages we fund, and interest on the loans held for sale. The price the secondary markets pay for Entrust loans is determined by many economic factors. We make every effort to lock our loan rates with our secondary markets to maintain a constant margin on our mortgage loans sold. We also earn an overall positive spread on interest rates while our loans are held for sale. Certain fixed cost are the same regardless of the loan volume, so the more business we transact, the lower percentage of our volume these expenses will become.

        We were profitable for the nine months ended September 30, 2002. This marks our sixth straight quarter of profitability. Revenues were also significantly higher for the same three months and nine months ended September 30, 2002 compared to the same period in the previous year. The source of our profit comes from a continuing increase in loan origination fees and interest income from increased funding volume. For the three months ended September 30, 2002, we had total revenues of $3,309,554 compared to revenues of $3,095,976 for the same period ending September 30, 2001. For the three months ended September 30, 2002, we had total operating expenses of $3.219,489 compared to $2,729,156 for the same period in 2001. Earnings were $90,065 for these three months as compared to earnings of $366,820 for the same period in 2001Our payroll increased operating expenses include the payroll cost of adding to our management team, stock compensation paid to the expanded Advisory Board, expensing of warrants yet to be exercised, and the increased upfront expenses associated with our expansion. For the nine months ended September 30, 2002 we had total revenues of $9,187,574 , compared to total revenues of $7,207,304 for the same period ended September 30, 2001. Total operating expenses for the nine months ended September 30, 2002 were $8,627,351compared to expenses of $6,704,531 for the same period ended September 30, 2001. The major components of operating expenses are independent contractor fees, commissions, payroll and associated payroll costs, general and health insurance costs, rent and telephone expenses. We had a net profit of $560,351, or approximately $0.24 cents per share for the nine months ended September 30, 2002, compared to a profit of $502,773, or approximately $0.22 cents per share for the same period ended September 30, 2001.

        Also, during the last fiscal quarter, we expensed $73,600 for warrants we issued, but which have not yet be exercised. Even if these warrants are never exercised, the warrants will remain expensed. While we believe that such an expense should be taken when the warrants are exercised, and a discount to market price is realized, we adopted this accounting methodology, which is a new accounting requirement of the SEC. This new methodology will have the effect of lowering our earnings in fiscal quarters where warrants or options are issued by us.

        Our mortgage operations continue to contribute most to our overall profitability. To maximize the benefit of this profitable sector in a market favorable to the mortgage industry, we plan to focus our expansion efforts and capital expenditures in our subsidiary Entrust Mortgage.

        In the third quarter, we added to our upper management team, and have begun expansion of our mortgage operations. As a subsequent event in October 2002, we added approximately 2,000 additional square feet of office space to our Denver based headquarters. We added this space to accommodate our expansion plans. We believe that we should begin seeing the results of this expansion in the first quarter of 2003.

        During this quarter, we made application for listing on the American Stock Exchange.

        Liquidity and Capital Resources:

        As of the end of the reporting period, we had cash or cash equivalents of $ 717,730, compared to $789,531 for the previous year:

        Net cash used by our operating activities was $4,880,065, for the nine months ended September 30, 2002, compared to net cash used of $5,310,353 for the nine months ended September 30, 2001.

        Cash flows used for investing activities was $276,087 for the nine months ended September 30, 2002, compared to $71,642 for the nine months ended September 30, 2001.

        Cash flows from our financing activities accounted for $5,084,351 for the nine months ended September 30, 2002, compared to $6,063,407 for the nine months ended September 30, 2001. These amounts are primarily related to the use of our warehousing lines of credit.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this report, including statements of Entrust Financial Services, Inc. (“Entrust”) and management’s expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements, contain forward-looking statements relating to the expected capabilities of Entrust, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that are outside Entrust’s and/or management’s control. Such forward-looking statements include expressions of belief, expectation, contemplation, estimation and other expressions not relating to historical facts and circumstances. These forward-looking statements are subject to numerous risks and uncertainties, including the risk that (i) other companies will develop products and services perceived to be superior than the present and proposed products and services of Entrust; (ii) the products and services may not be marketed effectively by Entrust; (iii) potential customers may find other products and services more suitable for the applications marketed by Entrust; (iv) the future outcome of regulatory and litigation matters are not determinable; (v) the assumptions described in this report underlying such forward-looking statements as well as other risks that may cause such statements not to prove accurate. Any projections or estimates herein made assume certain economic and industry conditions and parameters subject to change. Any opinions and/or projections expressed herein are solely those of Entrust and are subject to change without notice. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors including those described in the context of such forward-looking statements.

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

        We filed two reports on Form 8-K, dated July 8 and August 27, 2002, as of the most recent fiscal quarter.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                              ENTRUST FINANCIAL SERVICES, INC.

Dated:    11/19/02                                                                                  By:    /s/ Scott J. Sax
                                                                                                                           Scott J. Sax, Chief Executive Officer and President

Dated:    11/19/02                                                                                  By:    /s/ David Hite
                                                                                                                           David Hite, Chief Financial and Accounting Officer

CERTIFICATIONS

I, Scott J. Sax, certify that:

        1.     I have reviewed this quarterly report on Form 10-QSB of Entrust Financial Services, Inc.;

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 19, 2002

By: /s/ Scott J. Sax Scott J. Sax, Chief Executive Officer

CERTIFICATIONS

I, David Hite, certify that:

        1.     I have reviewed this quarterly report on Form 10-QSB of Entrust Financial Services, Inc.;

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 19, 2002

By: /s/ David Hite David Hite, Chief Financial Officer