Form 10KSB/A
period 2001-12-30
ENTRUST FINANCIAL SERVICES INC
filed 2003-02-12
CIK 1054303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 4

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

        (a) General Development of Business

        Entrust Financial Services, Inc. (the “Company”) was incorporated on November 8, 1996 under the laws of the State of Colorado as Centennial Banc Share Corp.

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

        Non-conforming loans (as a group) are inherently more risky than conforming loans because the underwriting criteria is not as stringent. While secondary markets for these loans are currently very large, there is no guarantee these markets will continue to flourish in adverse economic conditions. Entrust’s primary risk on non-conforming loans is the loss of the secondary markets for its products. The market for non conforming loans involves risks that are not present with conforming loans. Entrust Mortgage underwrites its loans on delegated authority from its lenders. Generally loans are underwritten to established criteria. The lender is bound to purchase loans written according to that criteria. On the other hand, if a loan is not written to the established criteria, the lender is not required to purchase the loan. Entrust Mortgage then sells the loan as non conforming into an alternative market, usually at a discount. However, these non conforming loans provide for limited recourse to Entrust Mortgage. Therefore, if the borrower defaults on a loan within three months of sale into the secondary market, Entrust Mortgage must repurchase the loan. For second mortgages, the repurchase obligation could be as long as twelve months. Entrust Mortgage is responsible for repurchase if a determination is made that fraud was involved in the transaction. Generally, Entrust Mortgage sells most of its loans prior to the due date of the first payment. In the event that a payment becomes due prior to Entrust Mortgage’s sale of the loan into the secondary market, and that payment is not made, the lender to whom to loan was sold would not be required to buy the loan. Entrust Mortgage would then be required to find an alternative buyer, usually at a discount.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        (a) Principal Market or Markets

        The common stock of the Company has traded on the NASD Over-the-Counter Bulletin Board since May, 2000. Currently, the common stock of the Company trades under the symbol ENFN. The following table sets forth the high and low bid quotation for the Company’s common stock for each quarterly period ended June, September, and December, 2000 and for four full quarters of 2001. These quotations have been adjusted to reflect the one-for-ten reverse split of the common stock, which became effective on February 4, 2002.

                               Bid Price
                        High                Low

                                 2001
     First Quarter      $ 6.60            $ 3.00
     Second Quarter     $ 3.20            $ 1.30
     Third Quarter      $ 1.80            $ 1.00
     Fourth Quarter     $ 2.60            $ 1.20

                                 2000
     Second Quarter     $27.50            $ 2.50
     Third Quarter      $32.50            $10.00
     Fourth Quarter     $13.00            $ 7.50

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

                The Company anticipates record revenues and profits for fiscal year 2002. The Company projects revenues to increase by more than 50% over the previous year. Given the Company’s expanded loan origination operations, coupled with the new investor relationships for increased revolving warehouse lines of credit, management has begun implementation of the most aggressive marketing campaign in the history of the Company . The Company has scheduled monthly appearances at mortgage industry trade shows across the country and is expanding its outside sales force to expedite market penetration in selected markets.

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

        In this amendment to Form 10-KSB, we reclassified certain assets and liabilities. The detail regarding these changes is shown in Note 13 to our financial statements.

                Total operating expenses for the twelve months ended December 31, 2001 were $9,587,175 compared to total operating expenses of $7,910,499 for the same period ended December 31, 2000. The general and administrative expenses for the twelve months ended December 31, 2001 decreased to $1,304,958 compared to general and administrative expenses of $1,671,705 for the same period ended December 31, 2000. The decrease in general and administrative expenses was due to the decreased staff levels resulting from efficiencies by discontinuing certain unprofitable operations. The loan origination costs increased for the twelve months ended December 31, 2001 to $7,136,589 compared to loan origination costs of $4,025,835 for the same period ended December 31, 2000 which was the result of the increased volume of loan originations. While the amount of expense increased due to the increased volume of business, the actual ratio between loan origination cost and the amount of fees and premium earned decreased because the Company’s new loan programs limit the amount of yield spread premium available to be paid to the broker. The interest expense increased for the twelve months ended December 31, 2000 to $1,145,628 compared to interest expense of $812,959 for the same period ended December 31, 2000 as a result of the increased warehouse lines of credit to support the increased loan originations. The major components of operating expenses include independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

                As a result of the operations, the Company had a net profit of $630,908 for the twelve months ended December 31, 2001 compared to a net loss of $2,733,739 for the same period ended December 31, 2000. The net profit per share for the twelve months ended December 31, 2001 was $0.28 per share on a fully diluted basis, compared to a loss of $1.79 per share on a fully diluted basis. for the same period ended December 31, 2000. In this amendment to Form 10-KSB, we expensed warrants of $126,313, which had not yet been exercised, and increased amortization expense by $9,765. The effect of these non-cash reclassifications was to decrease our net profit per share for the twelve months ended December 31, 2001 by $0.06 per share on a fully diluted basis. The impact of these changes is shown in Note 13 to our financial statements. The net profits per share amounts are after taking into effect the one-for-ten reverse split of the common stock, which became effective on February 4, 2002.

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

                The Company has divested or discontinued all of its non-profitable businesses. Management has further streamlined operations to contain costs and facilitate the Company’s recently focused niche mortgage loan product line to achieve continued growth. With the introduction of its web-enabled automatic underwriting system, the Company expects to increase loan volume, while continuing to contain operational costs, which could result in added profitability. In addition, the Company is planning to launch a new construction loan program for manufactured housing. Entrust Mortgage will be the exclusive marketer of this manufactured housing lending program, which is anticipated to begin generating revenue in the second quarter of 2002

The Company had acquired Allegro Software in December 2000 with the intent of selling the proprietary software known as “Maestro” through its Focvs operations. Total consideration of 150,000 shares of post-split common stock was valued at $1.4 million based on the market value of the company’s stock at the December 2000 acquisition date.

Maestro, the proprietary software owned by Allegro Software, could have been used without modification utilizing an ASP distribution methodology. However, to be competitive for sales in a traditional market, the software would to be modified for use in another platform. Subsequent to the acquisition, the company determined that it would not be able to go forward with Focvs, since Focvs’ management was unable to secure financing for their venture and because of the rapidly declining environment in the ASP markets. As a part of its re-focusing, the company closed its Focvs operations and sold Allegro Software to a third party in exchange for 200,000 shares of stock in the third party. The terms of the transaction involved independent business judgment by both sides and reflected the best efforts of both parties. In light of the significant uncertainty and the indeterminate amounts of additional investment required to achieve technological feasibility with Maestro, the company valued its investment in the third party at zero and recorded a loss of $1.4 million relating to the closure of its Focvs operations. The loss is presented in a separate caption of the statements of operations.

                During the coming year, the Company intends to make application for listing on a recognized U.S. stock exchange, such as the American Stock Exchange or NASDAQ.

        Liquidity and Capital Resources

                As of December 31, 2001, the Company had cash or cash equivalents of $858,848, compared to cash or cash equivalents of $108,119 as of December 31, 2000.

                Net cash used by operating activities was $9,756,289 for the twelve months ended December 31, 2001, compared to net cash provided of $3,142,370 for the twelve months ended December 31, 2000. Our portfolio of loans held for resale accounted for most of this increase. Major items such as notes and accounts receivable increased as a result of increased volume of business. Accounts payable and notes payable decreased as a result of the Company’s ability to pay items on a current basis. The Company raised capital through a convertible debenture. However, as a result of the Company’s profitability, it was not required to raise as much capital as in the previous year. The Company also booked a write-off of certain intangibles that were considered to be impaired. Cash was used for operations and funding reserve accounts.

                Cash flows provided by investing activities were $-0- for the twelve months ended December 31, 2001, compared to $406,857 for the twelve months ended December 31, 2000.

                Cash flows provided by financing activities accounted for $10,507,018 for the twelve months ended December 31, 2001, compared to using $2,691,961 for the twelve months ended December 31, 2000. This increase in cash flows from financing activities is a result of the Company being able to fund its growing business from increased borrowings on our warehouse lines of credit. Cash from financing was required to meet financial obligations from first quarter losses. Thereafter, the Company has been able to sustain itself without further financing.

        The Company funds loans utilizing two warehouse lines of credit totaling $23,000,000. The primary $20,000,000 line of credit provides funds at a floating rate of Libor plus 2.5%. The secondary line has a floating rate of LIBOR + 3%. Their primary line is committed through August 2002, and the secondary line is payable on demand. It has been customary for the lines to be renewed annually. The lines may be cancelled or reduced in amount if the Company does not meet certain financial ratio requirements. Loss of the primary line without being replaced would seriously affect the Company’s ability to remain profitable.

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

/s/ Michael Johnson & Co., LLC
Denver, CO
April 3, 2002

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEAR ENDED DECEMBER 31,

	(Restated) 2001	(Restated) 2000
ASSETS:
Current assets:
Cash	$ 858,848	$ 108,119
Notes Receivable - Note 2	645,769	265,512
Accounts Receivable	638,339	277,203
	––––––––––	–––––––––
Total current assets	2,142,956	650,834
	––––––––––	–––––––––
Fixed assets - Note 1:
Computers & Equipment	221,652	208,410
Furniture & Fixtures	183,682	230,070
Leasehold Improvements	--	12,424
	––––––––––	–––––––––
Total fixed assets	405,334	450,904
Less Accumulated Depreciation	(196,808)	(119,133)
	––––––––––	–––––––––
Net fixed assets	208,526	331,771
	––––––––––	–––––––––
Other assets:
Deposits	21,730	13,495
Marketable Securities	3,200	175,500
Loans Held for Resale	17,069,794	6,871,880
Prepaid Expenses	59,554	116,593
Title Co. Advances	330,247	124,347
Intangible Assets (Net)	1,560,000	1,650,000
	––––––––––	–––––––––
Total other assets	19,044,535	8,951,815
	––––––––––	–––––––––
TOTAL ASSETS	$ 21,396,017	$ 9,934,420
	––––––––––	–––––––––
	––––––––––	–––––––––
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts Payable	$ 141,523	$ 381,650
Accrued Expenses	354,990	17,711
Notes Payable	163,688	113,688
Loan Reserve	41,037	--
Debenture Payable	162,100	--
	––––––––––	–––––––––
Total current liabilities	863,338	621,031
	––––––––––	–––––––––
Long-Term debt	--	60,000
	––––––––––	–––––––––
Other liabilities:
Warehouse Line Payable - Note 9	16,894,300	6,682,874
	––––––––––	–––––––––
Total other liabilities	16,894,300	6,682,874
	––––––––––	–––––––––
Stockholders' equity:
Preferred stock $.0000001 Par Value
1,000,000 shares authorized, None issued	--	--
Common stock $.0000001 Par Value
50,000,000 shares authorized, 2,273,622 issued
and outstanding for 2001 and 1,985,492 issued
and outstanding for 2000	1	1
Additional Paid-in Capital	7,213,915	6,695,909
Retained Earnings (Deficit)	(3,494,487)	(4,125,395)
Deferred Compensation	(81,050)	--
	––––––––––	–––––––––
Total stockholders' equity	3,638,379	2,570,515
	––––––––––	–––––––––
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 21,396,017	$ 9,934,420
	––––––––––	–––––––––
	––––––––––	–––––––––

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Entrust Financial December 31, 2001	Entrust Mortgage December 31, 2001	(Restated) Year Ended December 31, 2001	(Restated) Year Ended December 31, 2000
REVENUE:
Loan Origination Fees	$ --	$ 9,040,504	$ 9,040,504	$ 4,428,185
Interest Income	--	1,175,953	1,175,953	746,430
Other Income	17,263	4,625	21,888	2,145
	–––––––––	–––––––––	–––––––––	–––––––––
Total Revenue	17,263	10,221,082	10,238,345	5,176,760
	–––––––––	–––––––––	–––––––––	–––––––––

OPERATING EXPENSES:
Loan Origination Costs	--	7,136,589	7,136,589	4,025,835
Interest Expense	150,883	994,745	1,145,628	812,959
General and Administrative	1,053,777	251,181	1,304,958	1,671,705
Unusual net loss from FocV's Technologies	--	--	--	1,400,000
	–––––––––	–––––––––	–––––––––	–––––––––
Total Operating Expenses	1,204,660	8,382,515	9,587,175	7,910,499
	–––––––––	–––––––––	–––––––––	–––––––––
OTHER INCOME AND EXPENSES
Loss on Investments	--	(24,300)	(24,300)	--
Interst Expense	--	(385)	(385)	--
Interst Income	30	4,393	4,423	--
	–––––––––	–––––––––	–––––––––	–––––––––
Total Other Income and Expenses	30	(20,292)	(20,262)	--
	–––––––––	–––––––––	–––––––––	–––––––––
Net Profit (Loss) from Continuing Operations	(1,187,367)	1,818,275	630,908	(2,733,739)
	–––––––––	–––––––––	–––––––––	–––––––––
Net Profit (Loss)	$(1,187,367)	$ 1,818,275	$ 630,908	$(2,733,739)
	–––––––––	–––––––––	–––––––––	–––––––––
	–––––––––	–––––––––	–––––––––	–––––––––
Basic earnings/(loss) per share			$ 0.29	$ (1.79)
			–––––––––	–––––––––
			–––––––––	–––––––––
Diluted earnings/(loss) per share			$ 0.28	$ (1.79)
			–––––––––	–––––––––
			–––––––––	–––––––––
Basic Weighted Average Shares Outstanding			2,150,201	1,531,106
			–––––––––	–––––––––
			–––––––––	–––––––––
Diluted Weighted Average Share Outstanding			2,241,701	1,531,106
			–––––––––	–––––––––
			–––––––––	–––––––––

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
December 31, 2001

	* COMMON STOCKS
	Shares	Amount	Additional Paid-in Capital	(Restated) Retained Earnings (Deficit)	Deferred Compensation	Total Stockholders' Equity
Balance December 31, 1999	1,366,200	1	3,969,259	(1,391,656)	--	2,577,604
Issuance of stock
for services 6/00	74,500	--	126,650	--	--	126,650
Issuance of stock
for cash 6/00	109,166	--	700,000	--	--	700,000
Issuance of stock
for repayment
of Debenture 10/00	285,626	--	500,000	--	--	500,000
Issuance of stock
for acquisition 12/00	150,000	--	1,400,000	--	--	1,400,000
Net loss for year	--	--	--	(2,733,739)	--	(2,733,739)
	––––––	––––––	–––––––	–––––––	–––––––	–––––––
Balance December 31, 2000	1,985,492	1	6,695,909	(4,125,395)	--	2,570,515
	––––––	––––––	–––––––	–––––––	–––––––	–––––––
Issuance of stock
for cash 3/01	50,000	--	100,000	--	--	100,000
Issuance of stock
for services 3/01	30,000	--	30,000	--	--	30,000
Issuance of stock
for cash 4/01	64,596	--	70,424	--	--	70,424
Issuance of stock
for services 5/01	138,534	--	107,219	--	--	107,219
Issuance of stock
for services 7/01	5,000	--	3,000	--	--	3,000
Warrants Granted	--	--	207,363	--	(207,363)	--
Warrants Earned	--	--	--	--	126,313	126,313
Net profit for year	--	--	--	630,908	766,986	630,908
	––––––	––––––	–––––––	–––––––	–––––––	–––––––
Balance December 31, 2001	2,273,622	$1	$7,213,915	$(3,494,487)	$(81,050)	$ 3,638,379
	––––––	––––––	–––––––	–––––––	–––––––	–––––––
	––––––	––––––	–––––––	–––––––	–––––––	–––––––

*All share and per share amounts have been retroactively adjusted to give effect for the one-for ten split.

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31,

	(Restated) 2001	(Restated) 2000
Cash Flows from Operating Activities:
Net Profit (Loss)	$ 630,908	$(2,733,739)
Adjustments to reconcile net income
to net cash provided from operating activities:
Depreciation	77,675	69,128
Amortization of Intangible Assets	90,000	90,000
Stock issued for services	140,219	126,650
Compensation expense related to options	126,313	--
(Increase) decrease in notes receivable	(380,257)	14,425
(Increase) decrease in accounts receivable	(361,136)	127,136
(Increase) decrease in prepaid expenses	57,039	--
(Increase) decrease in title co. advances	(205,900)	--
(Increase) decrease in loans held for Resale	(10,197,914)	5,294,307
Increase (decrease) marketable securities	172,300	--
(Increase) decrease in deposits	(8,245)	(467)
Increase (decrease) in accounts payable	(240,127)	230,342
Increase (decrease) in accrued expenses	301,799	(75,412)
Increase (decrease) in loan reserve	41,037	--
	––––––––––	–––––––––
Net Cash Provided by Operating Activities	(9,756,289)	3,142,370
	––––––––––	–––––––––
Cash Flows from Investing Activities:
Capital Expensidtures	--	(406,857)
	––––––––––	–––––––––
Net Cash Used for Investing Activities	--	(406,857)
	––––––––––	–––––––––
Cash Flows from Financing Activities
Increase (decrease) in Warehouse line payable	10,211,426	(5,291,961)
Repayment of Debt	(117,982)	--
Debentures Payable	162,100	--
Deferred Compensation	81,050	--
Issuance of Common Stocks	170,424	2,600,000
	––––––––––	–––––––––
Net Cash Provided by Financing Activities	10,507,018	(2,691,961)
	––––––––––	–––––––––
Net Increase (Decrease) in Cash & Cash Equivalents	750,729	43,552
Cash & Cash Equivalents at Beginning of Year	108,119	64,567
	––––––––––	–––––––––
Cash and cash equivalents at end of year	$ 858,848	$ 108,119
	––––––––––	–––––––––
	––––––––––	–––––––––
Cash paid during year for interest	$ 385	$ 22,214
	––––––––––	–––––––––
	––––––––––	–––––––––
Income taxes paid during year	$ --	$ --
	––––––––––	–––––––––
	––––––––––	–––––––––
NON-CASH TRANSACTIONS:
Common stock issued in exchange for services	$ 140,219	$ 126,650
	––––––––––	–––––––––
	––––––––––	–––––––––
Warrants granted for services	$ 56,000	$ --
	––––––––––	–––––––––
	––––––––––	–––––––––
Warrants granted for debenture holders	$ 151,363	$ --
	––––––––––	–––––––––
	––––––––––	–––––––––

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

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 1 – Organization and Summary of Significant Accounting Policies (Cont):

Intangible Assets:

Intangible assets consist of the following as of December 31, 2001:

	Aquis. Cost	Accum. Amort.	Net	Est. Useful Life
Client Contracts	$1,200,000	$ 160,000	$1,040,000	20 Years
State Approvals	400,000	28,000	372,000	40 Years
Technology Rights	200,000	52,000	148,000	10 Years
	–––––––––	–––––––––	–––––––––
	$1,800,000	$ 240,000	$1,560,000
	–––––––––	–––––––––	–––––––––
	–––––––––	–––––––––	–––––––––
Amortization Expense For the Year
Client Contracts	$60,000
State Approvals	10,000
Technology Rights	20,000
–––––––
Total	$90,000
–––––––
–––––––

Intangible assets represents the excess of acquisition costs over the fair market value of the net assets of acquired business which have been allocated to identified intangible assets and are being amortized on a straight-line basis over their estimated useful lives ranging from ten to forty years. In accordance with APB 17, “Intangible Assets,” the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets.

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

Loan Loss Reserve:

The Company’s loan loss reserve for 2001 represents managements best estimate of loan losses based on historical data of loans held for sale.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 2 - Notes Receivable

Notes receivable as of December 31, 2001 consist of the following:

	2001	2000
Note receivable from EMB Mortgage
dated April 10, 2001 with an interest rate of 10%
Payable by September 30, 2002	$500,000	$190,512
Note receivable from Scott Sax dated
December 31, 2001 with an interest rate
of 6%. Payable by January 1, 2004	34,470	-0-
Note receivable from Patricia
Saunders dated December 31, 2001
with an interest rate of 6%
Payable by January 1, 2004	36,299	-0-
Note receivable from DC Holding
dated 12/22/2000 with no interest
Payable upon demand	75,000	75,000
	––––––––	––––––––
Total Notes Receivable	$645,769	$265,512
	––––––––	––––––––
	––––––––	––––––––

Note 3 - Note Payable

Notes payable as of December 31, 2001 consist of the following:

	2001	2000
Note payable to Harsh Development dated
Aug 24, 1999. With an annual interest rate
of 24% with a maturity date of Feb. 23, 2001	$ -0-	$ 50,000

Note payable to Patricia Saunders dated Dec
28, 2000, with no interest and payable upon
demand	-0-	27,514
Note payable to Scott Sax dated June, 2000
With no interest and payable upon demand	-0-	40,468
Note payable to Jerry Burden dated April 20,
2000. With 13 1/2% interest payable April 3,
2002	163,688	163,688
	–––––––	–––––––
Total notes payable	163,688	281,670
Less Long Term-Note Payable	-0-	60,000
	–––––––	–––––––
Net - Notes Payable	$163,688	$221,670
	–––––––	–––––––
	–––––––	–––––––

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

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

On November 1, 2001 a consulting contract was signed in which the following compensation was set forth:

Consultant shall receive the sum of $5,000 per month, beginning with the month of November 2001. Consultant shall be granted warrants in November 2001 to purchase a total of 200,000 shares of the Company’s common stock. The warrants will be for a period of two years from the date of grant at a price of $1.00 per share. However, the warrants shall be exercised according to the following schedule:

50,000 warrants are to be exercisable immediately; 50,000 warrants shall be exercisable at such time as the Company has received at least $1,000,000 in additional equity financing or other acceptable alternative financing and/or credit line; 50,000 warrants shall be exercisable at such time as the bid price of the Company’s common stock reaches $5.00 per share for thirty consecutive trading days; 50,000 warrants shall be exercisable upon the Company’s listing on a national stock exchange agreeable to the Company.

In the event of any recapitalization of the Company’s common stock, including, but not limited to, a reverse split, the warrants will be adjusted proportionately.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 6 – Warrants (Cont):

The following table summarizes the stock option activity:

	Number Of Shares	Exercise Price Per Share
Outstanding December 31, 2000	-0-	-0-
Granted	335,084	$ 1.06
Exercised	-0-	-0-
Cancelled	-0-	-0-

Outstanding December 31, 2001	335,084	$ 1.06

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractural Life	Shares	Weighted Average Exercise Price
$1.00	200,000	$1.00	2 Years	50,000	$1.00
$1.20	135,084	$1.20	3 years	135,084	$1.20

The Company elected to account for its stock options under the fair value method prescribed by SFAS 123. The fair value of these options was estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted average assumptions: for the consultant warrant risk-free interest rates of 2.1%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 109%; and an expected life of the option of 700 days. These assumptions resulted in weighted-average fair value of $.80.

For Bayview risk free interest rate of 4.4%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 109%; and an expected life of the option of 1021 days. These assumptions resulted in weighted-average fair value of $1.05.

Note 7 – Marketable Security

The Company also owns 10,000 shares of Sea View Underwater Research, Inc. with a fair market value of $.32 per share as of December 31, 2001. These are trading securities bought principally for purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 8 – Income Taxes:

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2001	2000
Deferred Tax Liability	$ 0	$ 0
	––––––––	––––––––
	––––––––	––––––––
Deferred Tax Assets
Net Operating Loss Carryforwards	$ 40,128	$ 468,030
Future Deduction for Intangible Assets	305,840	30,138
Future Deduction for Reserves & Others	49,150	17,711
	––––––––	––––––––
Total Deferred Tax Assets	395,118	515,879
Less Valuation Allowance	(395,118)	(515,879)
	––––––––	––––––––
Net Deferred Tax Liability	$ 0	$ 0
	––––––––	––––––––
	––––––––	––––––––

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

Note 8 – Income Taxes (Cont):

A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statements of operations is as follows:

	December 31
	2001	2000
U.S. federal taxes (benefit) at statutory rate	$ 260,775	$(468,283)
Unbenefitted net operating losses (Prior yr NOL)	(140,078)	452,013
Other	(120,697)	16,270
	––––––––	––––––––
Effective tax rate	--	--
	––––––––	––––––––
	––––––––	––––––––

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

Note 9 – Loans Held for Sale and Warehouse Line Payable:

Loan held for resale represents loans that have been placed for purchase as of December 31, 2001. The Warehouse Line Payable is the amount of money set aside to finance these Loans receivable.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 10 – Subsequent Event:

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

Note 11 – Discontinued Operations:

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

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 12 – Commitments:

The Company leases its offices under long-term leases that are accounted for as operating leases. Future minimum rental payments on all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	Amount
January - December, 2002	$162,720
January - December, 2003	168,370
January - December, 2004	174,020
January - December, 2005	179,670
_________;
$684,780
=========

Note 13 – Restated Financials:

These financial statements have been restated for the following reasons.

	Restated 2001	Original 2001	Impact
Current Assets	$2,142,956	$19,212,750	($17,069,794	)(1)
Fixed Assets	208,526	208,526	-0-
Other Assets	19,044,535	17,029,794	(2,014,741	)(1)
Current Liabilities	863,338	17,757,638	16,894,300	(3)
Other Liabilities	16,894,300	-0-	16,894,300	(3)
Stockholders' Equity	3,638,379	3,678,379	40,000	(2)
Total Revenue	10,238,345	10,238,345	-0-
Total Oper. Expense	9,587,175	9,451,097	136,078	(4)
Total Other Expense	20,262	20,262	-0-
Net Profit	630,908	766,986	(136,078	)(4)
Basic earnings	.29	.36	.07
Diluted earnings	.28	.34	.06

(1)	Loans held for resale reclassified to other assets.
(2)	Due to Corporate Setup being written off in 1999, which was included in intangible assets less applicable amortization expense taken.
(3)	Warehouse line payable reclassified to other liabilities.
(4)	Due to expensing warrants of $126,313 and increased amortization expense of $9,765.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 13 – Restated Financials (Cont):

These financial statements have been restated for the following reasons.

FOR YEAR 2000

	Restated 2000	Original 2000	Impact
Current Assets		$650,834	$7,522,714	($ 6,871,88	0)(1)
Fixed Assets		331,771	331,771	-0-
Other Assets		8,951,815	2,110,170	6,841,645	(1)(2)
Current Liabilities		621,031	7,303,905	(6,682,874	)(3)
Long Term Debt		60,000	60,000	-0-
Other Liabilities		6,682,874	-0-	6,682,874	(3)
Stockholders' Equity		2,570,515	2,600,750	30,235	(2)
Total Revenue		5,176,760	5,176,760	-0-
Total Oper. Expense		7,910,499	7,932,216	(27,717	)(4)
Net Loss		(2,733,739)	(2,755,456)	27,717	(4)

(1)	Loans held for resale reclassified to other assets.
(2)	Due to Corporate Setup being written off in 1999, which was included in intangible assets less applicable amortization expense taken.
(3)	Warehouse line payable reclassified to other liabilities.
(4)	Reduction in amortization expense for 2000 due to Corporate Setup being written off in 1999.

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

                                                                                                                                              Entrust Financial Services, Inc.

Dated:    February 11, 2003                                                                                                By:    /s/ Scott J. Sax
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

Dated:    February 11, 2003                                                                                                By:    /s/ David A. Hite
                                                                                                                                                       David A. Hite
                                                                                                                                                       Chief Financial and Accounting Officer,
                                                                                                                                                        Secretary-Treasurer and Director

Dated:    February 11, 2003                                                                                                By:    /s/ Thomas Randall
                                                                                                                                                       Thomas Randall
                                                                                                                                                       Director

Dated:    February 11, 2003                                                                                                By:    /s/ Bryson Farrill
                                                                                                                                                       Bryson Farrill
                                                                                                                                                       Director

CERTIFICATIONS

I, Scott J. Sax, certify that:

        1.     I have reviewed this annual report on Form 10-KSB of Entrust Financial Services, Inc.;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: FEBRUARY 11, 2003

By: /s/ Scott J. Sax Scott J. Sax, Chief Executive Officer

CERTIFICATIONS

I, David A. Hite, certify that:

        1.     I have reviewed this annual report on Form 10-KSB of Entrust Financial Services, Inc.;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: FEBRUARY 11, 2003

By: /s/ David A. Hite David A. Hite, Chief Financial Officer

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