Form 10QSB/A
period 2002-03-31
ENTRUST FINANCIAL SERVICES INC
filed 2003-02-12
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 4

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of March 31, 2002 were 2,283,622 common shares.

References in this document to “us,” “we,” or “the Company” refer to Entrust Financial Services, Inc, its predecessors and its subsidiaries.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2002	(Restated) December 31, 2001
ASSETS:
Current assets:
Cash	$ 1,241,418	$ 858,848
Accounts Receivable	521,787	638,339
Note Receivable	700,140	645,769
	––––––––––	––––––––––
Total current assets	2,463,345	2,142,956
	––––––––––	––––––––––
Fixed assets - Note 1
Computers & Equipment	229,503	221,652
Furniture & Fixtures	173,843	183,682
	––––––––––	––––––––––
Total fixed assets	403,346	405,334
Less accumulated depreciation	(211,771)	(196,808)
	––––––––––	––––––––––
Net fixed assets	191,575	208,526
	––––––––––	––––––––––
Other assets:
Prepaid Expenses	48,346	59,554
Marketable Security	3,200	3,200
Loans Held for Resale	11,519,251	17,069,794
Title Co. Advances	218,273	330,247
Intangible Assets (Net)	1,542,500	1,560,000
Deposit	21,730	21,730
	––––––––––	––––––––––
Total other assets	13,353,310	19,044,535
	––––––––––	––––––––––
TOTAL ASSETS	$ 16,008,230	$ 21,396,017
	––––––––––	––––––––––
	––––––––––	––––––––––
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$ 138,226	$ 141,523
Accrued Expenses	215,116	354,990
Notes Payable	163,688	163,688
Loan Reserve	150,145	41,036
Debenture Payable	162,100	162,100
	––––––––––	––––––––––
Total current liabilities	829,275	863,337
	––––––––––	––––––––––
Other Liabilities
Warehouse Line Payable	11,343,847	16,894,300
	––––––––––	––––––––––
Total other liabilities	11,343,847	16,894,300
	––––––––––	––––––––––
Stockholder's equity:
Preferred stock, $.0000001 Par Value
1,000,000 Shares Authorized. None Issued	--	--
Common stock, $.0000001 Par Value
50,000,000 Shares Authorized, 2,288,622 are
issued and outstanding for 2002 and 2,273,622
were issued and outstanding for 2001	1	1
Additional Paid-In Capital	7,226,915	7,213,915
Retained Earnings (Deficit)	(3,310,759)	(3,494,487)
Deferred Compensation	(81,050)	(81,050)
	––––––––––	––––––––––
Total Stockholders' Equity	3,853,107	3,638,379
	––––––––––	––––––––––
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY:	$ 16,008,230	$ 21,396,017
	––––––––––	––––––––––
	––––––––––	––––––––––

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended March 31, 2002	Three-Months Ended March 31, 2001
REVENUE:
Loan Origination Fees	$2,481,468	$ 1,427,478
Interest Income	374,177	172,001
Miscellaneous Income	79	124,905
	–––––––––	–––––––––
Total Revenue	2,855,724	1,724,384
	–––––––––	–––––––––
OPERATING EXPENSES:
Loan Origination Costs	2,128,505	1,572,050
Interest Expense	245,325	134,381
General & Administrative	298,166	155,058
	–––––––––	–––––––––
Total Operating Expenses	2,671,996	1,861,489
	–––––––––	–––––––––
NET PROFIT (LOSS)	$ 183,728	$ (137,105)
	–––––––––	–––––––––
	–––––––––	–––––––––
BASIC EARNINGS/(LOSS) PER SHARE	$ 0.08	$ (0.07)
	–––––––––	–––––––––
	–––––––––	–––––––––
DILUTED EARNINGS/(LOSS) PER SHARE	$ 0.08	$ (0.07)
	–––––––––	–––––––––
	–––––––––	–––––––––
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	2,273,622	1,855,493
	–––––––––	–––––––––
	–––––––––	–––––––––
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	2,410,872	--
	–––––––––	–––––––––
	–––––––––	–––––––––

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STOCKHOLDER’S EQUITY (DEFICIT)
March 31, 2002
(Unaudited)

	COMMON STOCKS
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Deferred Compensation	Total Stockholder's Equity
Balance December 31, 1999 ..	1,366,200	1	3,969,259	(1,391,656)	--	2,577,604

Issuance of stock
for services 6/00	74,500	--	126,650	--	--	126,650
Issuance of stock
for cash 6/00	109,166	--	700,000	--	--	700,000
Issuance of stock
for repayment
of Debenture 10/00	285,626	--	500,000	--	--	500,000
Issuance of stock
for acquistion 12/00	150,000	--	1,400,000	--	--	1,400,000
Net loss for year	--	--	--	(2,733,739)	--	(2,733,739)
	–––––––	–––––	–––––––	––––––––	–––––––	––––––––
Balance December 31, 2000 ..	1,985,492	1	6,695,909	(4,125,395)	--	2,570,515
	–––––––	–––––	–––––––	––––––––	–––––––	––––––––
Issuance of stock
for cash 3/01	50,000	--	100,000	--	--	100,000
Issuance of stock
for services 3/01	30,000	--	30,000	--	--	30,000
Issuance of stock
for cash 4/01	64,596	--	70,424	--	--	70,424
Issuance of stock
for services 5/01	138,534	--	107,219	--	--	107,219
Issuance of stock
for services 7/01	5,000	--	3,000	--	--	3,000
Warrants Granted	--	--	207,363	--	(207,363)	--
Warrants Earned	--	--	--	--	126,313	126,313
Net profit for the year	--	--	--	630,908	--	630,908
	–––––––	–––––	–––––––	––––––––	–––––––	––––––––
Balance December 31, 2001 ..	2,273,622	1	7,213,915	(3,494,487)	(81,050)	3,638,379
	–––––––	–––––	–––––––	––––––––	–––––––	––––––––
Issuance of stock
for services 2/02	10,000	--	13,000	--	--	13,000
Net profit for the period ..	--	--	--	183,728	--	183,728
	–––––––	–––––	–––––––	––––––––	–––––––	––––––––
Balance March 31, 2002	2,283,622 $	1	$7,226,915	$(3,310,759)	(81,050)	$ 3,835,107
	–––––––	–––––	–––––––	––––––––	–––––––	––––––––
	–––––––	–––––	–––––––	––––––––	–––––––	––––––––

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flow
(Unaudited)

	Three-Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities:
Net Income (Loss)	$ 183,728	$ (137,105)
Adjustments to reconcile net loss to net cash
used for operating activities
Depreciation	14,963	37,094
Amortization of Intangible Assets	17,500	22,500
Stock issued for services	13,000	30,000
Changes in Assets & Liabilities:
(Increase) notes receivable	(54,371)	(12,814)
Decrease (Increase) accounts receivable	116,552	(204,614)
Decrease prepaid expenses	11,208	15,693
(Increase) Decrease loans held for resale	5,550,543	(2,028,845)
(Increase) deposits	--	(50)
(Decrease) accounts payable	(3,297)	(72,406)
Increase notes payable	--	156,749
Increase loans reserve	109,109	200,873
(Decrease) Increase accrued expenses	(25,912)	66,555
	–––––––––	–––––––––
Net Cash Provided by Operating Activities	5,933,023	(1,926,370)
	–––––––––	–––––––––
Cash Flows from Financing Activities:
Issuance of Common Stocks	--	(100,000)
Increase (decrease) in Warehouse line payable ..	(5,550,453)	1,848,105
	–––––––––	–––––––––
Net Cash Provided by Financing	(5,550,453)	1,748,105
	–––––––––	–––––––––
Net Increase in Cash & Cash Equivalents	382,570	(178,265)
Cash & Cash Equivalents at Beginning of Period	858,848	278,930
	–––––––––	–––––––––
Cash & Cash Equivalents at End of Period	$ 1,241,418	$ 100,665
	–––––––––	–––––––––
	–––––––––	–––––––––
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	10,026	7,782
Income Taxes	--	--
	–––––––––	–––––––––
	–––––––––	–––––––––
NON-CASH TRANSATIONS
Common stock issued in exchange for services	$ 13,000	$ 30,000
	–––––––––	–––––––––
	–––––––––	–––––––––

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

Note 2 – Intangible Assets:

Intangible assets consists of the following at March 31, 2002

	Acquis. Cost	Accum. Amort.	Net	Est. Useful Life
Client Contracts	$1,200,000	$175,000	$1,025,000	20 Years
State Approvals	400,000	30,500	369,500	40 Years
Technology Rights	200,000	57,000	143,000	10 Years
	–––––––––	––––––––	–––––––––
Total	$1,800,000	$262,500	$1,537,500
	–––––––––	––––––––	–––––––––
	–––––––––	––––––––	–––––––––

Amortization Expense This Period
Client Contracts	$15,000
State Approvals	2,500
Technology Rights	5,000
–––––––
Total	$22,500
–––––––
–––––––

Estimated aggregate amortization expense for each of the five succeeding fiscal years:

2002      $ 90,000
2003        90,000
2004        90,000
2005        90,000
2006        90,000

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

        Results of Operations

        The Company was profitable for the three months ended March 31, 2002. This marks our fourth straight quarter of profitability for us and shows substantial improvement over our performance in the first quarter of 2001. Also, our revenues are significantly higher compared to the same period in the previous year. The source of our profit comes from a continuing increase in loan origination fees and interest income and a slower growth of operating expenses. For the three months ended March 31, 2002, total revenues were $2,855,724, compared to revenues of $1,724,384 for the same period ended March 31, 2001. Total expenses for the three months ended March 31, 2002 were $2,671,996, compared to expenses of $1,861,489 for the same period ended March 31, 2001. The major components of operating expenses are loan origination costs, interest expenses, and general and administrative, which include independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

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

        As a result, we had a net profit of $183,728 for the three months ended March 31, 2002, compared to a net loss of $137,105 for the same period ended March 31, 2001. The net profit per share for the three months ended March 31, 2002 on a fully diluted basis was $0.08 per share, compared to a net loss on a fully diluted basis of $0.07 per share for the same period ended March 31, 2001, as restated to give effect for the one-for-ten reverse split of our common shares.

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

        Net cash provided by our operating activities was to $5,933,023 for the three months ended March 31, 2002, compared to net cash used of $1,926,370 for the three months ended March 31, 2001.

        Cash flows provided from investing activities were $-0- for the three months ended March 31, 2002, compared to zero for the three months ended March 31, 2001.

        We generated cash flows from financing activities on our warehouse lines of credit for the three months ended March 31, 2002 of $5,550,453, compared to raising $1,848,105 for the three months ended March 31, 2001.

        We exchanged common stock valued at $13,000 for services for the three months ended March 31, 2002, compared to $30,000 for the three months ended March 31, 2001.

        Our cash and cash equivalents position is very healthy, compared to previous fiscal quarters. Of particular note is that we generated net cash from operations of over one million dollars for the fiscal quarter. We also have an excess of current assets over liabilities of approximately $1.6million for the fiscal quarter ended March 31, 2002. While we are definitely in a much healthier financial position than we have ever been in our history, we must continue to look at ways to generate additional cash and cash equivalents to meet our expanding mortgage company requirements. We are looking at a private placement or increased warehouse lines to expand the funding of our mortgage company requirements. Short term capital has been sufficient to meet its current growth trends, but to continue to grow at its projected pace, the Company will need to increase its warehouse lines of credit and possibly seek equity investments to keep our debt to equity ratios in line with its warehousing lender’s requirements. At the present time, the Company is in active discussions to increase its credit line, but no definitive agreements are in place.

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

                                                                                                                                          ENTRUST FINANCIAL SERVICES, INC.

Dated:    02/11/03                                                                                                              By:    /s/ Scott J. Sax
                                                                                                                                                       Scott J. Sax
                                                                                                                                                       Chief Executive Officer
                                                                                                                                                       Director

Dated:    02/11/03                                                                                                              By:    /s/ David A. Hite
                                                                                                                                                       David A. Hite
                                                                                                                                                       Chief Financial and Accounting Officer
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

Date: 2/11/03

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

Date: 2/11/03

By: /s/ David A. Hite David A. Hite, Chief Financial Officer