Form 10QSB/A
period 2002-06-30
ENTRUST FINANCIAL SERVICES INC
filed 2003-02-12
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheet
June 30, 2002
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS:
Current assets:
Cash	$ 781,145	$ 858,848
Accounts Receivable	678,827	638,339
Note Receivable	876,609	645,769
	––––––––––	––––––––––
Total current assets	2,336,581	2,142,956
	––––––––––	––––––––––
Fixed assets
Computers & Equipment	504,503	221,652
Furniture & Fixtures	176,918	183,682
	––––––––––	––––––––––
Total fixed assets	681,421	405,334
Less accumulated depreciation	(243,105)	(196,808)
	––––––––––	––––––––––
Net fixed assets	438,316	208,526
	––––––––––	––––––––––
Other assets:
Prepaid Expenses	41,176	59,564
Marketable Security	3,200	3,200
Loans Held for Resale	15,494,246	17,069,794
Title Co. Advances	285,067	330,247
Intangible Assets	1,515,000	1,560,000
Deposit	20,730	21,730
	––––––––––	––––––––––
Total other assets	17,359,419	19,044,535
	––––––––––	––––––––––
TOTAL ASSETS	$ 20,134,316	$ 21,396,017
	––––––––––	––––––––––
	––––––––––	––––––––––
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 89,382	$ 141,523
Accrued Expenses	359,523	354,990
Notes Payable	322,618	163,688
Loan Reserve	70,717	41,037
Loan Repurchase	616,488	--
Debenture Payable	162,100	162,100
	––––––––––	––––––––––
Total current liabilities	1,620,828	863,338
	––––––––––	––––––––––
Other liabilities:
Warehouse Line Payable	14,416,750	16,894,300
	––––––––––	––––––––––
Total other liabilities	14,416,750	16,894,300
	––––––––––	––––––––––
Stockholder's equity:
Preferred stock, $.0000001 Par Value
1,000,000 Shares Authorized. None Issued	--	--
Common stock, $.0000001 Par Value
50,000,000 Shares Authorized, 2,310,294 are
issued and outstanding for 2002 and 2,273,622 were	1	1
issued and outstanding for 2001
Additional Paid-In Cash	7,323,988	7,213,915
Retained Earnings (Deficit)	(3,069,201)	(3,494,487)
Deferred Compensation	(158,050)	(81,050)
	––––––––––	––––––––––
Total Stockholders' Equity	4,096,738	3,638,379
	––––––––––	––––––––––
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY:	$ 20,134,316	$ 21,396,017
	––––––––––	––––––––––
	––––––––––	––––––––––

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three-Months June 30,		Six-Months June 30,
	2002	2001	2002	2001
REVENUE:
Loan Origination Fees	$2,684,141	$2,115,953	$5,165,609	$3,543,431
Interest Income	337,933	249,242	712,110	421,243
Miscellaneous Income	222	21,749	301	146,654
	––––––––	––––––––	––––––––	––––––––
Total Revenue	3,022,296	2,386,944	5,878,020	4,111,328
	––––––––	––––––––	––––––––	––––––––
OPERATING EXPENSES:
Loan Origination Costs	2,127,994	1,462,268	4,256,499	3,034,338
Interest Expense	268,998	140,421	514,323	274,802
General & Administrative	378,746	511,177	681,912	666,235
	––––––––	––––––––	––––––––	––––––––
Total Operating Expenses	2,775,738	2,113,866	5,452,734	3,975,375
	––––––––	––––––––	––––––––	––––––––
NET PROFIT	$ 246,558	$ 273,078	$ 425,286	$ 135,953
	––––––––	––––––––	––––––––	––––––––
	––––––––	––––––––	––––––––	––––––––
BASIC EARNINGS PER SHARE			$ 0.19	$ 0.07
			––––––––	––––––––
			––––––––	––––––––
DILUTED EARNINGS PER SHARE			$ 0.18	$ 0.07
			––––––––	––––––––
			––––––––	––––––––
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING			2,283,622	2,040,493
			––––––––	––––––––
			––––––––	––––––––
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING			2,366,122	2,040,493
			––––––––	––––––––
			––––––––	––––––––

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDER'S EQUITY (DEFICIT)
June 30, 2002
(Unaudited)

	COMMON STOCKS
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Deferred Compensation	Total Stockholder's Equity
Balance December 31, 1999	1,366,200	1	3,969,259	(1,391,656)	--	2,577,604
Issuance of stock for
services 6/00	74,500	--	126,650	--	--	126,650
Issuance of stock for
cash 6/00	109,166	--	700,000	--	--	700,000
Issuance of stock for
repayment of Debenture 10/00 ..	285,626	--	500,000	--	--	500,000
Issuance of stock for
acquistion 12/00	150,000	--	1,400,000	--	--	1,400,000
Net loss for the year	--	--	--	(2,733,739)	--	(2,733,739)
	–––––––	–––––––	–––––––	––––––––	–––––––	––––––––
Balance December 31, 2000	1,985,492	1	6,695,909	(4,125,395)	--	2,570,515
	–––––––	–––––––	–––––––	––––––––	–––––––	––––––––
Issuance of stock for
cash 3/01	50,000	--	100,000	--	--	100,000
Issuance of stock for
services 3/10	30,000	--	30,000	--	--	30,000
Issuance of stock for
cash 4/01	64,596	--	70,424	--	--	70,424
Issuance of stock for
services 5/01	138,534	--	107,219	--	--	107,219
Issuance of stock for
services 7/01	5,000	--	3,000	--	--	3,000
Warrants Granted	--	--	207,363	--	(207,363)	--
Warrants Earned	--	--	--	--	126,313	126,313
Net profit for the year	--	--	--	630,908	--	630,908
	–––––––	–––––––	–––––––	––––––––	–––––––	––––––––
Balance December 31, 2001	2,273,622	1	7,213,915	(3,494,487)	(81,050)	3,638,739
	–––––––	–––––––	–––––––	––––––––	–––––––	––––––––
Issuance of stock for
services 2/02	10,000	--	13,000	--	--	13,000
Issuance of stock for
services 4/02	8,882	--	5,329	--	--	5,329
Issuance of stock for
services 6/02	17,790	--	14,744	--	--	14,744
Warrants Granted	--	--	77,000	--	(77,000)	--
Net profit for the period	--	--	--	425,286	--	425,286
	–––––––	–––––––	–––––––	––––––––	–––––––	––––––––
Balance June 30, 2002	2,310,294	$1	$7,323,988	$(3,069,201)	$(158,050)	$ 4,096,738
	–––––––	–––––––	–––––––	––––––––	–––––––	––––––––
	–––––––	–––––––	–––––––	––––––––	–––––––	––––––––

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flow
(Unaudited)

	Six-Months June 30,
	2002	2001
Cash Flows from Operating Activities:
Net Income	$ 425,286	$ 135,953
Adjustments to reconcile net loss to net cash
used for operating activities
Depreciation	46,297	113,672
Amortization of Intangible Assets	45,000	45,000
Stock issued for services	33,073	129,329
Compensation expense related to options	77,000	--
Changes in Assets & Liabilities:
(Increase) notes receivable	(230,840)	(12,814)
(Increase) accounts receivable	(40,488)	(742,877)
Decrease prepaid expenses	18,388	594
(Increase) Decrease loans held for resale	1,575,548	(5,582,466)
Decrease marketable securties	--	148,000
(Increase) Decrease title co. advances	45,180	(37,198)
(Increase) Decrease deposits	1,000	(100)
(Decrease) accounts payable	(52,141)	(99,526)
Increase notes payable	81,930	152,212
Increase loan reserve	29,680	--
Increase loan repurchase	616,488	--
Increase (Decrease) accrued expenses	4,533	68,216
	–––––––––	–––––––––
Net Cash Provided by Operating Activities	2,675,934	(5,682,005)
	–––––––––	–––––––––
Cash Flows Used for Investing Activities:
Capital Expenditures	(276,087)	(15,584)
	–––––––––	–––––––––
Net Cash Used for Investing Activities	(276,087)	(15,584)
	–––––––––	–––––––––
Cash Flows from Financing Activities:

Increase in Warehouse line Payble	(2,477,550)	5,885,093
	–––––––––	–––––––––
Debenture Payable	--	162,100
Issuance of Common Stocks	--	230,314
Net Cash Provided by Financing	(2,477,550)	6,277,507
	–––––––––	–––––––––
Net Increase in Cash & Cash Equivalents	(77,703)	579,918
Cash & Cash Equivalents at Beginning of Period	858,848	278,930
	–––––––––	–––––––––
Cash & Cash Equivalents at End of Period	$ 781,145	$ 858,848
	–––––––––	–––––––––
	–––––––––	–––––––––
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$ 23,593	$ 26,977
	–––––––––	–––––––––
	–––––––––	–––––––––
Income Taxes	$ --	$ --
	–––––––––	–––––––––
	–––––––––	–––––––––
NON-CASH TRANSATIONS
Common stock issued in exchange for services	$ 33,073	$ 129,329
	–––––––––	–––––––––
	–––––––––	–––––––––
Warrants granted for services	$ 77,000	$ --
	–––––––––	–––––––––
	–––––––––	–––––––––

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

Note 3 – Intangible Assets:

Intangible assets consist of the following at June 30, 2002:

	Acquis. Cost	Accum. Amort.	Net	Est. Useful Life
Client Contracts	$1,200,000	$190,000	$1,010,000	20 Years
State Approvals	400,000	33,000	367,000	40 Years
Technology Rights	200,000	62,000	138,000	10 Years
	–––––––––	––––––––	–––––––––
Total	$1,800,000	$285,000	$1,515,000
	–––––––––	––––––––	–––––––––
	–––––––––	––––––––	–––––––––

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
June 30, 2002
(Unaudited)

Note 3 – Intangible Assets (Cont):

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

        Results of Operations

        The Company was profitable for the six months ended June 30, 2002. This marks our fifth straight quarter of profitability. Revenues were also significantly higher for the same three months and six months ended June 30, 2002 compared to the same period in the previous year. The source of our profit comes from a continuing increase in loan origination fees and interest income from increased funding volume. For the three months ended June 30, 2002, total revenues were $3,022,296 compared to revenues of $2,386,944 for the same period ended June 30, 2001. For the six months ended June 30, 2002, total revenues were $5,878,020 compared to revenues of $4,111,328 for the six months ended June 30, 2001. Operating expenses for the three months ended June 30, 2002 were $2,775,738 compared to $2,113,866 for the three months ended June 30, 2001. Operating expenses for the six months ended June 30, 2002 were $5,452,734 compared to operating expenses of $3,975,375 for the same period ended June 30, 2001. The major components of operating expenses are loan origination costs, interest expenses, and general and administrative, which include independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses. We showed a difference in loan origination costs as compared to loan origination fees in 2002 compared to 2001. This involved two areas. First, payroll declined as a result of the Company’s funding. Payroll did not increase prorata to funding as most management and administrative payroll expenses remained constant and operational payroll only increased fractionally with increased funding. Sales staff payroll expense represents the major increase in payroll with increased funding. Interest expense declined as a result of a reduced interest rate charged by the warehouse bank in 2001.

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

        As a result, we had a net profit of $425,286 for the six months ended June 30, 2002, compared to a net profit of $135,953 for the same period ended June 30, 2001. The net profit per share for the six months ended June 30, 2002 on a fully diluted basis was $0.18 per share, compared to a net profit on a fully diluted basis of $0.07 per share for the same period ended June 30, 2001, as restated to give effect for the one-for-ten reverse split of our common shares.

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

        Liquidity and Capital Resources

        As of the end of the reporting period, we had cash or cash equivalents of $781,145 compared to $858,848 for the previous year.

        Net cash provided by our operating activities was $2,675,934 for the six months ended June 30, 2002, compared to net cash used of $5,682,005 for the six months ended June 30, 2001.

        Cash flows used for investing activities were $(276,087) for the six months ended June 30, 2002, compared to $(15,584) the six months ended June 30, 2001.

        Cash flows used for financing activities for the six months ended June 30, 2002 were $2,477,550, compared to cash flows provided of $6,277,507 the six months ended June 30, 2001.

        We exchanged common stock valued at $33,073 for services for the six months ended June 30, 2002, compared to $129,329 for the six months ended June 30, 2001.

        Our cash and cash equivalents position is healthy. Of particular note is that we generated net income from operations of approximately $425,000 for the first six months of the year. While we are definitely in a much healthier financial position than we were last year, at this time, we continue to look at ways to generate additional cash and cash equivalents to meet our expanding mortgage company requirements. Short term capital has been sufficient to meet our current growth trends, but to continue to grow at its projected pace, the Company will need to increase its warehouse lines of credit and possibly seek equity investments to keep our debt to equity ratios in line with ours warehousing lender’s requirements. We increased our warehouse credit lines to a combined total of $25,000,000 in the second quarter.

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

                                                                                                                                          ENTRUST FINANCIAL SERVICES, INC.

Dated:    02/11/03                                                                                                              By:    /s/ Scott J. Sax
                                                                                                                                                       Scott J. Sax, Chief Executive Officer and President

Dated:    02/11/03                                                                                                              By:    /s/ David A. Hite
                                                                                                                                                       David A. Hite, Chief Financial and Accounting Officer

CERTIFICATIONS

I, Scott J. Sax, certify that:

        1.     I have reviewed this amended quarterly report on Form 10-QSB of Entrust Financial Services, Inc.;

        2.     Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report; and

        3.     Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

Date: 2/11/03

By: /s/ Scott J. Sax Scott J. Sax, Chief Executive Officer

CERTIFICATIONS

I, David A. Hite, certify that:

        1.     I have reviewed this amended quarterly report on Form 10-QSB of Entrust Financial Services, Inc.;

        2.     Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report; and

        3.     Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

Date: 2/11/03

By: /s/ David A. Hite David A. Hite, Chief Financial Officer