Form 10QSB/A
period 2002-09-30
ENTRUST FINANCIAL SERVICES INC
filed 2003-02-12
CIK 1054303

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheet

(Unaudited)

	Nine-Months Ended September 30, 2002	Year Ended December 31, 2001
ASSETS:
Current assets
Cash	$ 717,730	$ 858,848
Accounts Receivable	873,321	638,339
Note Receivable	847,294	645,769
	––––––––––	––––––––––
Total current assets	2,438,345	2,142,956
	––––––––––	––––––––––

Fixed assets
Computers & Equipment	325,934	221,652
Furniture & Fixtures	355,487	183,682
	––––––––––	––––––––––
Total fixed assets	681,421	405,334
Less accumulated depreciation	(274,513)	(196,808)
	––––––––––	––––––––––
Net fixed assets	406,908	208,526
	––––––––––	––––––––––

Other assets:
Prepaid Expenses	30,752	59,564
Loans for Resale	22,787,868	17,069,794
Title Co. Advances	432,327	330,247
Marketable Security	3,200	3,200
Deposit	24,662	21,730
Intangible Assets (Net)	1,492,500	1,560,000
	––––––––––	––––––––––

Total other assets	24,771,309	19,044,535
	––––––––––	––––––––––

TOTAL ASSETS	27,616,562	$ 21,396,017
	––––––––––	––––––––––
	––––––––––	––––––––––

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 47,785	$ 141,523
Accrued Expenses	193,322	354,990
Notes Payable	298,516	163,688
Impounds	208,424	--
Loan Reserve	20,117	41,037
Loan Repurchase	496,468	--
Debenture Payable	162,100	162,100
	––––––––––	––––––––––
Total current liabilities	1,426,732	863,338
	––––––––––	––––––––––

Other liabilities:
Warehouse Line Payable	21,892,687	16,894,300
	––––––––––	––––––––––

	21,892,687	16,894,300
	––––––––––	––––––––––
Stockholders' equity:
Preferred stock, $.0000001 Par Value
1,000,000 Shares Authorized. None Issued	--	--
Common stock, $.0000001 Par Value
50,000,000 Shares Authorized, 2,346,794 were
issued and outstanding for 2002 and 2,273,622	1	1
were issued and outstanding for 2001
Additional Paid-In Cash	7,383,218	7,213,915
Retained Earnings (Deficit)	(2,928,026)	(3,494,487)
Deferred Compensation	(158,050)	(81,050)
	––––––––––	––––––––––
Total Stockholders' Equity	4,297,143	3,638,379
	––––––––––	––––––––––
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY:	$ 27,616,562	$ 21,396,017
	––––––––––	––––––––––
	––––––––––	––––––––––

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended September 30,	Nine-Months Ended September 30,
	2002	2001	2002	2001
REVENUE:
Loan Origination Fees	$2,845,447	$2,734,212	$8,011,056	$6,277,643
Interest Income	463,467	344,557	1,175,577	765,800
Miscellaneous Income	640	17,207	941	163,861
	–––––––	–––––––	–––––––	–––––––
Total Revenue	3,309,554	3,095,976	9,187,574	7,207,304
	–––––––	–––––––	–––––––	–––––––
OPERATING EXPENSES:
Loan Origination Costs	2,313,168	1,571,971	6,569,667	4,606,309
Interest Expense	282,806	71,906	797,129	346,708
General & Administrative	572,415	1,085,279	1,254,317	1,751,514
	–––––––	–––––––	–––––––	–––––––
Total Operating Expenses	3,168,389	2,729,156	8,621,113	6,704,531
	–––––––	–––––––	–––––––	–––––––
NET INCOME	$ 141,165	$ 366,820	$ 566,461	$ 502,773
	–––––––	–––––––	–––––––	–––––––
	–––––––	–––––––	–––––––	–––––––
BASIC EARNINGS PER SHARE			$ 0.25	$ 0.22
			–––––––	–––––––
			–––––––	–––––––
DILUITED EARNINGS PER SHARE			$ 0.24	$ 0.20
			–––––––	–––––––
			–––––––	–––––––
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING			2,310,294	2,268,623
			–––––––	–––––––
			–––––––	–––––––
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING			2,392,794	2,453,707
			–––––––	–––––––
			–––––––	–––––––

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDER’S EQUITY
September 30, 2002
(Unaudited)

	COMMON STOCKS
	Shares	Amount	Additional Paid-in Capital	(Restated) Retained Earnings (Deficit)	Deferred Compensation	Total Stockholder's Equity
Balance - December 31, 1999	1,366,200	1	3,969,259	(1,391,656)	--	2,577,604
Issuance of stock for services 6/00	74,500	--	126,650	126,650
Issuance of stock for cash 6/00	109,166	--	700,000	--	--	700,000
Issuance of stock for repayment of Debenture 10/00 285,626	--	500,000	--	--	500,000
Issuance of stock for acquistion 12/00	150,000	--	1,400,000	--	--	1,400,000
Net loss for year	--	--	(2,733,739)	--	(2,733,739)
	––––––	––––––	–––––––	––––––––	–––––––	–––––––
Balance - December 31, 2000	1,985,492	1	6,695,909	(4,125,395)	--	2,570,515
	––––––	––––––	–––––––	––––––––	–––––––	–––––––
Issuance of stock for cash 3/01	50,000	--	100,000	--	--	100,000
Issuance of stock for services 3/01	30,000	--	30,000	--	--	30,000
Issuance of stock for cash 4/01	64,596	--	70,424	--	--	70,424
Issuance of stock for services 5/01	138,534	--	107,219	--	--	107,219
Issuance of stock for services 7/01	5,000	--	3,000	--	--	3,000
Warrants Granted	--	--	207,363	--	(207,363)	--
Warrants Earned	--	--	--	--	126,313	126,313
Net profit for year	--	--	--	630,908	--	630,908
	––––––	––––––	–––––––	––––––––	–––––––	–––––––
Balance December 31, 2001	2,273,622	1	7,213,915	(3,494,487)	(81,050)	3,638,379
	––––––	––––––	–––––––	––––––––	–––––––	–––––––
Issuance of stock for services 2/02	10,000	--	13,000	--	--	13,000
Issuance of stock for services 4/02	8,882	--	5,329	--	--	5,329
Issuance of stock for services 6/02	17,790	--	14,744	--	--	14,744
Issuance of stock for services 7/02	12,000	--	10,230	--	--	10,230
Issuance of stock for services 9/02	8,000	--	16,000	--	--	16,000
Issuance of stock for services 9/02	16,500	--	33,000	--	--	33,000
Warrants Granted	--	--	77,000	--	(77,000)	--
Net profit for period	--	--	--	566,461	--	566,461
	––––––	––––––	–––––––	––––––––	–––––––	–––––––
Balance - September 30, 2002	2,346,794	$ 1	$ 7,383,218	$(2,928,026)	$ (158,050)	$4,297,143
	––––––	––––––	–––––––	––––––––	–––––––	–––––––
	––––––	––––––	–––––––	––––––––	–––––––	–––––––

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flow
(Unaudited)
(Indirect Method)

	Nine-Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities:
Net Income	$ 566,461	$ 502,773
Adjustments to reconcile net loss to net cash
used for operating activities
Depreciation	77,705	96,245
Amortization of Intangible Assets	67,500	67,500
Stock issued for services	59,230	140,219
Compensation expense related to options	77,000	--
Changes in Assets & Liabilities:
Decrease (Increase) Notes Receivable	(201,525)	(261,366)
Decrease (Increase) Accounts Receivable	(234,982)	(519,803)
(Increase) Loans Held for Resale	(5,718,074)	(5,582,466)
(Increase) Employee Advances	--	(2,559)
Decrease (Increase) Prepaid Expenses	28,812	13,686
Decrease (Increase) Marketable Security	--	128,000
(Increase) Title Co. Advances	(102,080)	(179,247)
(Increase) Deposits	(2,932)	--
Increase (Decrease) Accounts Payable	(93,738)	(322,329)
Increase Notes Payable	134,828	62,360
(Decrease) Impounds	(154,503)
Increase Loans Repurchases	496,468	168,135
(Decrease) Loan Reserve	(20,920)	--
(Decrease) Increase Accrued Expenses	157,332	216,399
	–––––––––	–––––––––
Net Cash Used for Operating Activities	(4,863,418)	(5,472,453)
	–––––––––	–––––––––
Cash Flows From Investing Activities:
Capital Expenditures	(276,087)	(71,642)
	–––––––––	–––––––––
Net Cash Used for Investing Activities	(276,087)	(71,642)
	–––––––––	–––––––––
Cash Flows from Financing Activities:
Increase in Warehouse Line Payable	4,998,387	5,885,093
(Decrease) Increase Debenture Payable	--	162,100
Issuance of Common Stocks	--	178,314
	–––––––––	–––––––––
Net Cash Provided by Financing Activities	4,998,387	6,225,507
	–––––––––	–––––––––
Net Increase in Cash & Cash Equivalents	(141,118)	681,412
Cash & Cash Equivalents at Beginning of Period	858,848	108,119
	–––––––––	–––––––––
Cash & Cash Equivalents at End of Period	$ 717,730	$ 789,531
	–––––––––	–––––––––
	–––––––––	–––––––––
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$ 282,806	$ 38,181
	–––––––––	–––––––––
	–––––––––	–––––––––
Income Taxes	$ --	$ --
	–––––––––	–––––––––
	–––––––––	–––––––––
NON-CASH TRANSATIONS
Common stock issued in exchange for services	$ 59,230	$ 140,219
	–––––––––	–––––––––
	–––––––––	–––––––––
Warrants granted for services	$ 77,000	$ 185,084
	–––––––––	–––––––––
	–––––––––	–––––––––

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

Note 3 – Intangible Assets:

Intangible assets consist of the following at September 30, 2002:

	Acquis. Cost	Accum. Amort.	Net	Est. Useful Life
Client Contracts	$1,200,000	$205,000	$995,000	20 Years
State Approvals	400,000	35,500	364,500	40 Years
Technology Rights	200,000	67,000	133,000	10 Years
	–––––––––	––––––––	–––––––––
Total	$1,800,000	$307,500	$1,492,500
	–––––––––	––––––––	–––––––––
	–––––––––	––––––––	–––––––––

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

        We were profitable for the nine months ended September 30, 2002. This marks our sixth straight quarter of profitability. Revenues were also significantly higher for the same three months and nine months ended September 30, 2002 compared to the same period in the previous year. The source of our profit comes from a continuing increase in loan origination fees and interest income from increased funding volume. For the three months ended September 30, 2002, we had total revenues of $3,309,554 compared to revenues of $3,095,976 for the same period ending September 30, 2001. For the three months ended September 30, 2002, we had total operating expenses of $3,168,389 compared to $2,729,156 for the same period in 2001. Earnings were $141,165 for these three months as compared to earnings of $366,820 for the same period in 2001. Our payroll increased operating expenses include the payroll cost of adding to our management team, stock compensation paid to the expanded Advisory Board, expensing of warrants yet to be exercised, and the increased upfront expenses associated with our expansion. For the nine months ended September 30, 2002 we had total revenues of $9,187,574, compared to total revenues of $7,207,304 for the same period ended September 30, 2001. Total operating expenses for the nine months ended September 30, 2002 were $8,621,113 compared to expenses of $6,704,531 for the same period ended September 30, 2001. The major components of operating expenses are independent contractor fees, commissions, payroll and associated payroll costs, general and health insurance costs, rent and telephone expenses. We had a net profit of $566,461, or approximately $0.24 cents per share on a fully diluted basis for the nine months ended September 30, 2002, compared to a profit of $502,773, or approximately $0.20 cents per share on a fully diluted basis for the same period ended September 30, 2001.

        Also, during the last fiscal quarter, we expensed $77,000 for warrants we issued, but which have not yet be exercised. Even if these warrants are never exercised, the warrants will remain expensed. While we believe that such an expense should be taken when the warrants are exercised, and a discount to market price is realized, we adopted this accounting methodology, which is a new accounting requirement of the SEC. This new methodology will have the effect of lowering our earnings in fiscal quarters where warrants or options are issued by us.

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

        Liquidity and Capital Resources:

        As of the end of the reporting period, we had cash or cash equivalents of $717,730, compared to $789,531 for the previous year:

        Net cash used by our operating activities was $4,863,418 for the nine months ended September 30, 2002, compared to net cash used of $5,472,453 for the nine months ended September 30, 2001.

        Cash flows used for investing activities was $276,087 for the nine months ended September 30, 2002, compared to $71,642 for the nine months ended September 30, 2001.

        Cash flows provided from our financing activities accounted for $4,998,387 for the nine months ended September 30, 2002, compared to $6,225,507 for the nine months ended September 30, 2001. These amounts are primarily related to the use of our warehousing lines of credit.

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