Form 10KSB/A
period 2001-12-30
ENTRUST FINANCIAL SERVICES INC
filed 2003-02-18
CIK 1054303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 5

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

                Net cash used by operating activities was $9,675,239 for the twelve months ended December 31, 2001, compared to net cash provided of $3,142,370 for the twelve months ended December 31, 2000. Our portfolio of loans held for resale accounted for most of this increase. Major items such as notes and accounts receivable increased as a result of increased volume of business. Accounts payable and notes payable decreased as a result of the Company’s ability to pay items on a current basis. The Company raised capital through a convertible debenture. However, as a result of the Company’s profitability, it was not required to raise as much capital as in the previous year. The Company also booked a write-off of certain intangibles that were considered to be impaired. Cash was used for operations and funding reserve accounts.

                Cash flows provided by investing activities were $-0- for the twelve months ended December 31, 2001, compared to $406,857 for the twelve months ended December 31, 2000.

                Cash flows provided by financing activities accounted for $10,425,968 for the twelve months ended December 31, 2001, compared to using $2,691,961 for the twelve months ended December 31, 2000. This increase in cash flows from financing activities is a result of the Company being able to fund its growing business from increased borrowings on our warehouse lines of credit. Cash from financing was required to meet financial obligations from first quarter losses. Thereafter, the Company has been able to sustain itself without further financing.

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

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31,

	(Restated) 2001	(Restated) 2000
Cash Flows from Operating Activities:
Net Profit (Loss)	$ 630,908	$(2,733,739)
Adjustments to reconcile net income
to net cash provided from operating activities:
Depreciation	77,675	69,128
Amortization of Intangible Assets	90,000	90,000
Stock issued for services	140,219	126,650
Compensation expense related to options	126,313	--
(Increase) decrease in notes receivable	(380,257)	14,425
(Increase) decrease in accounts receivable	(361,136)	127,136
(Increase) decrease in prepaid expenses	57,039	--
(Increase) decrease in title co. advances	(205,900)	--
(Increase) decrease in loans held for Resale	(10,197,914)	5,294,307
Increase (decrease) marketable securities	172,300	--
(Increase) decrease in deposits	(8,245)	(467)
Increase (decrease) in accounts payable	(240,127)	230,342
Increase (decrease) in accrued expenses	382,849	(75,412)
Increase (decrease) in loan reserve	41,037	--
	––––––––––	–––––––––
Net Cash Provided by Operating Activities	(9,675,239)	3,142,370
	––––––––––	–––––––––
Cash Flows from Investing Activities:
Capital Expenditures	--	(406,857)
	––––––––––	–––––––––
Net Cash Used for Investing Activities	--	(406,857)
	––––––––––	–––––––––
Cash Flows from Financing Activities
Increase (decrease) in Warehouse line payable	10,211,426	(5,291,961)
Repayment of Debt	(117,982)	--
Debentures Payable	162,100	--
Issuance of Common Stocks	170,424	2,600,000
	––––––––––	–––––––––
Net Cash Provided by Financing Activities	10,425,968	(2,691,961)
	––––––––––	–––––––––
Net Increase (Decrease) in Cash & Cash Equivalents	750,729	43,552
Cash & Cash Equivalents at Beginning of Year	108,119	64,567
	––––––––––	–––––––––
Cash and cash equivalents at end of year	$ 858,848	$ 108,119
	––––––––––	–––––––––
	––––––––––	–––––––––
Cash paid during year for interest	$ 385	$ 22,214
	––––––––––	–––––––––
	––––––––––	–––––––––
Income taxes paid during year	$ --	$ --
	––––––––––	–––––––––
	––––––––––	–––––––––
NON-CASH TRANSACTIONS:
Common stock issued in exchange for services	$ 140,219	$ 126,650
	––––––––––	–––––––––
	––––––––––	–––––––––
Warrants granted for services	$ 56,000	$ --
	––––––––––	–––––––––
	––––––––––	–––––––––
Warrants granted for debenture holders	$ 151,363	$ --
	––––––––––	–––––––––
	––––––––––	–––––––––

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

Note 11 – Loss on Disposition of Focv’s Tecbnologies:

The December 31, 2000 financials were restated to show the discontinuation of FocVs Technologies division. The Company had acquired Allegro Software in December 2000 with the intent of selling the proprietary software known as “Maestro through Focvs.” The Company purchased Allegro Software at its fair market value as an Asset Purchase. The Allegro acquisition was an asset purchase in December 2000 for 150,000 shares of post-split stock and was valued at $1,400,000. The contract was signed in December 2000, but the majority of the shares were not issued until February 2001. The Allegro Software could have been used without modification utilizing an ASP distribution methodology, but was required to be modified to be used in another platform to be competitive for sales in a traditional market. In December 2000, the Company determined that it would not be able to go forward with Focvs, since Focv’ management was unable to secure financing for their venture and because of the rapidly declining environment in the ASP market. The total amount of $1,400,000 was written off in December 2000.

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
_________
$684,780
=========

Note 13 – Restated Financials:

These financial statements have been restated for the following reasons.

	Restated 2001	Original 2001	Impact
Current Assets	$2,142,956	$19,212,750	($17,069,794	)(1)
Fixed Assets	208,526	208,526	-0-
Other Assets	19,044,535	17,029,794	(2,014,741	)(1)
Current Liabilities	863,338	17,757,638	16,894,300	(3)
Other Liabilities	16,894,300	-0-	16,894,300	(3)
Stockholders' Equity	3,638,379	3,678,379	40,000	(2)
Total Revenue	10,238,345	10,238,345	-0-
Total Oper. Expense	9,587,175	9,451,097	136,078	(4)
Total Other Expense	20,262	20,262	-0-
Net Profit	630,908	766,986	(136,078	)(4)
Basic earnings	.29	.36	.07
Diluted earnings	.28	.34	.06

(1)	Loans held for resale reclassified to other assets.
(2)	Due to Corporate Setup being written off in 1999, which was included in intangible assets less applicable amortization expense taken. In accordance with SOP 98-5, all start up costs should be expensed in the year of acquisition. This is a reflection of the amortization expense being reversed in 2000.
(3)	Warehouse line payable reclassified to other liabilities.
(4)	Due to expensing warrants of $126,313 and increased amortization expense of $9,765.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 13 – Restated Financials (Cont):

These financial statements have been restated for the following reasons.

FOR YEAR 2000

	Restated 2000	Original 2000	Impact
Current Assets	$650,834	$7,522,714	($ 6,871,88	0)(1)
Fixed Assets	331,771	331,771	-0-
Other Assets	8,951,815	2,110,170	6,841,645	(1)(2)
Current Liabilities	621,031	7,303,905	(6,682,874	)(3)
Long Term Debt	60,000	60,000	-0-
Other Liabilities	6,682,874	-0-	6,682,874	(3)
Stockholders' Equity	2,570,515	2,600,750	30,235	(2)
Total Revenue	5,176,760	5,176,760	-0-
Total Oper. Expense	7,910,499	7,932,216	(27,717	)(4)
Net Loss	(2,733,739)	(2,755,456)	27,717	(4)
Basic earnings	(1.79)	(.88)	.91
Diluted arnings	(1.79)	(.88)	.91

(1)	Loans held for resale reclassified to other assets.
(2)	Due to Corporate Setup being written off in 1999, which was included in intangible assets less applicable amortization expense taken. In accordance with SOP 98-5, all start up costs should be expensed in the year of acquisition. This is a reflection of the amortization expense being reversed in 2000.
(3)	Warehouse line payable reclassified to other liabilities.
(4)	Reduction in amortization expense for 2000 due to Corporate Setup being written off in 1999.

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

                                                                                                                                              Entrust Financial Services, Inc.

Dated:    February 14, 2003                                                                                                By:    /s/ Scott J. Sax
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

Dated:    February 14, 2003                                                                                                By:    /s/ David A. Hite
                                                                                                                                                       David A. Hite
                                                                                                                                                       Chief Financial and Accounting Officer,
                                                                                                                                                        Secretary-Treasurer and Director

Dated:    February 14, 2003                                                                                                By:    /s/ Thomas Randall
                                                                                                                                                       Thomas Randall
                                                                                                                                                       Director

Dated:    February 14, 2003                                                                                                By:    /s/ Bryson Farrill
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

Date: FEBRUARY 14, 2003

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

Date: FEBRUARY 14, 2003

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