Form 10KSB/A
period 2001-12-30
ENTRUST FINANCIAL SERVICES INC
filed 2003-03-14
CIK 1054303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 6

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
Fiscal Year Ended: December 31, 2001
Commission File No. 0-23965

Entrust Financial Services, Inc.
formerly known as easyQual.com, Inc.
(Exact Name of Small Business Issuer as spcified in its charter)

Colorado	84-1374481
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Fifth Floor, 6795 E. Tennessee Ave., Denver, CO        80224
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

                Cash flows provided by investing activities were $-0- for the twelve months ended December 31, 2001, compared to $406,857 used for the twelve months ended December 31, 2000.

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

/s/ Michael Johnson & Co., LLC
Denver, CO
April 3, 2002

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEAR ENDED DECEMBER 31,

	(Restated) 2001	(Restated) 2000
ASSETS:
Current assets:
Cash	$ 858,848	$ 108,119
Notes Receivable - Note 2	645,769	265,512
Accounts Receivable	638,339	277,203
	––––––––––	–––––––––
Total current assets	2,142,956	650,834
	––––––––––	–––––––––
Fixed assets - Note 1:
Computers & Equipment	221,652	208,410
Furniture & Fixtures	183,682	230,070
Leasehold Improvements	0	12,424
	––––––––––	–––––––––
Total fixed assets	405,334	450,904
Less Accumulated Depreciation	(196,808)	(119,133)
	––––––––––	–––––––––
Net fixed assets	208,526	331,771
	––––––––––	–––––––––
Other assets:
Deposits	21,730	13,495
Marketable Securities	3,200	175,500
Loans Held for Resale	17,069,794	6,871,880
Prepaid Expenses	59,564	116,593
Title Co. Advances	330,247	124,347
Intangible Assets (Net)	1,560,000	1,650,000
	––––––––––	–––––––––
Total other assets	19,044,535	8,951,815
	––––––––––	–––––––––
TOTAL ASSETS	$ 21,396,017	$ 9,934,420
	––––––––––	–––––––––
	––––––––––	–––––––––
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts Payable	$ 141,523	$ 381,650
Accrued Expenses	354,990	17,711
Notes Payable	163,688	221,670
Loan Reserve	41,037	0
Debenture Payable	162,100	0
	––––––––––	–––––––––
Total current liabilities	863,338	621,031
	––––––––––	–––––––––
Long-Term debt	0	60,000
	––––––––––	–––––––––
Other liabilities:
Warehouse Line Payable - Note 9	16,894,300	6,682,874
	––––––––––	–––––––––
Total other liabilities	16,894,300	6,682,874
	––––––––––	–––––––––
Stockholders' equity:
Preferred stock $.0000001 Par Value
1,000,000 shares authorized, None issued	0	0
Common stock $.0000001 Par Value
50,000,000 shares authorized, 2,273,622 issued
and outstanding for 2001 and 1,985,492 issued
and outstanding for 2000	1	1
Additional Paid-in Capital	7,213,915	6,695,909
Retained Earnings (Deficit)	(3,494,487)	(4,125,395)
Deferred Compensation	(81,050)	0
	––––––––––	–––––––––
Total stockholders' equity	3,638,379	2,570,515
	––––––––––	–––––––––
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 21,396,017	$ 9,934,420
	––––––––––	–––––––––
	––––––––––	–––––––––

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Entrust Financial December 31, 2001	Entrust Mortgage December 31, 2001	(Restated) Year Ended December 31, 2001	(Restated) Year Ended December 31, 2000
REVENUE:
Loan Origination Fees	$ --	$ 9,040,504	$ 9,040,504	$ 4,428,185
Interest Income	--	1,175,953	1,175,953	746,430
Other Income	17,263	4,625	21,888	2,145
	–––––––––	–––––––––	–––––––––	–––––––––
Total Revenue	17,263	10,221,082	10,238,345	5,176,760
	–––––––––	–––––––––	–––––––––	–––––––––

OPERATING EXPENSES:
Loan Origination Costs	--	7,136,589	7,136,589	4,025,835
Interest Expense	150,883	994,745	1,145,628	812,959
General and Administrative	1,053,777	251,181	1,304,958	1,671,705
Net loss from FocV's Technologies	--	--	--	1,400,000
	–––––––––	–––––––––	–––––––––	–––––––––
Total Operating Expenses	1,204,660	8,382,515	9,587,175	7,910,499
	–––––––––	–––––––––	–––––––––	–––––––––
OTHER INCOME AND EXPENSES
Loss on Investments	--	(24,300)	(24,300)	--
Interst Expense	--	(385)	(385)	--
Interst Income	30	4,393	4,423	--
	–––––––––	–––––––––	–––––––––	–––––––––
Total Other Income and Expenses	30	(20,292)	(20,262)	--
	–––––––––	–––––––––	–––––––––	–––––––––
Net Profit (Loss)	$(1,187,367)	$ 1,818,275	$ 630,908	$(2,733,739)
	–––––––––	–––––––––	–––––––––	–––––––––
	–––––––––	–––––––––	–––––––––	–––––––––
Basic earnings/(loss) per share			$ 0.29	$ (1.79)
			–––––––––	–––––––––
			–––––––––	–––––––––
Diluted earnings/(loss) per share			$ 0.28	$ (1.79)
			–––––––––	–––––––––
			–––––––––	–––––––––
Basic Weighted Average Shares Outstanding			2,150,201	1,531,106
			–––––––––	–––––––––
			–––––––––	–––––––––
Diluted Weighted Average Share Outstanding			2,241,701	1,531,106
			–––––––––	–––––––––
			–––––––––	–––––––––

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
December 31, 2001

	*COMMON STOCKS Shares Amount		Additional Paid-in Capital	(Restated) Retained Earnings (Deficit)	Deferred Compensation	Total Stockholders' Equity
Balance - December 31, 1998x	700,880	1	138,008	(70,646)	0	67,363
Issuance of stock for acquisition 4/99x	510,000	0	2,889,412	0	0	2,889,412
Issuance of stock for cash 6/99x	125,320	0	891,839	0	0	891,839
Issuance of stock for services 8/99x	30,000	0	50,000	0	0	50,000
Net loss for the year	0	0	0	(1,321,010)	0	(1,321,010)
	––––––	–––––	––––––	––––––	–––––	––––––
Balance - December 31, 1999x	1,366,200	1	3,969,259	(1,391,656)	0	2,577,604
	––––––	–––––	––––––	––––––	–––––	––––––
Issuance of stock for services 6/00x	74,500	0	126,650	0	0	126,650
Issuance of stock for cash 6/00x	109,166	0	700,000	0	0	700,000
Issuance of stock for repayment of Debenture 10/00x	285,626	0	500,000	0	0	500,000
Issuance of stock for acquisition 12/00x	150,000	0	1,400,000	0	0	1,400,000
Net loss for the year	0	0	0	(2,733,739)	0	(2,733,739)
	––––––	–––––	––––––	––––––	–––––	––––––
Balance - December 31, 2000x	1,985,492	1	6,695,909	(4,125,395)	0	2,570,515
	––––––	–––––	––––––	––––––	–––––	––––––
Issuance of stock for cash 3/01x	50,000	0	100,000	0	0	100,000
Issuance of stock for services 3/01x	30,000	0	30,000	0	0	30,000
Issuance of stock for cash 4/01x	64,596	0	70,424	0	0	70,424
Issuance of stock for services 5/01x	138,534	0	107,219	0	0	107,219
Issuance of stock for services 7/01x	5,000	0	3,000	0	0	3,000
Warrants Granted	0	0	207,363	0	(207,363)	0
Warrants Earned	0	0	0	0	126,313	126,313
Net profit for the year	0	0	0	630,908	0	630,908
	––––––	–––––	––––––	––––––	–––––	––––––
Balance - December 31, 2001x	2,273,622	$ 1	$7,213,915	$(3,494,487)	$(81,050)	$ 3,638,379
	––––––	–––––	––––––	––––––	–––––	––––––
	––––––	–––––	––––––	––––––	–––––	––––––

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

Capital Stock Transactions:

The authorized capital stock of the corporation is 50,000,000 shares of common stock at $.0000001 and 1,000,000 shares of preferred stock at $.0000001 par value. No preferred stock has been issued. On January 28, 2002, the Company, upon approval by the shareholders of the Company, resolved to do a one-for-ten split of the issued and outstanding common shares of the Company. No change in the par value or in the total number of authorized shares were made.

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

Income Taxes:

The provision for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net earnings (loss) per share:

Basic and diluted earnings (loss) per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for the period if dilutive.

Stock Based Compensation:

SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. The Company has elected to adopt SFAS 123.

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

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 4 – Convertible Debenture:

The Company issued a 16% convertible debenture to Bayview Marketing for cash proceeds totaling $162,100 in fiscal year 2001. This convertible debenture has a maturity date of April 2, 2003 and is convertible into common stock at $1.00 per share. The Company also issued Class A Warrants equivalent to the amount of the debenture held divided by the warrant price of $1.20 per share to be exercised over the period of three years. The debt discount was immediately written-off as interest expense as the amounts were immaterial.

Note 5 – Impact of Recently Issued Accounting Standards:

SFAS No. 131 requires disclosure of certain information regarding operating segments, products, and services, geographic areas of operation and major customers. SFAS No. 134 accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale by a mortgage banking enterprise. SFAS No. 140 accounts for transfers and servicing of Financial Assets and Extinguishment of Liabilities. The Company operates one business segment.

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

Note 6 – Warrants

The Company has issued warrants to purchase common stock to certain consultants of the Company. These warrants have terms ranging from two to three years. The Company also granted warrants to Bayview Marketing along with its debentures

At December 31, 2001, warrants to purchase 335,084 shares of the Company’s common stock at a weighted average exercise price of $1.06 per share are outstanding. At December 31, 2001 warrants for 185,084 shares are exercisable and the balance is exercisable according to a specific schedule if certain contingencies and commitments are met. None of the warrants have been exercised.

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

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 6 – Warrants (Cont):

The following table summarizes the stock option activity:

	Number Of Shares	Exercise Price Per Share
Outstanding December 31, 2000	-0-	-0-
Granted	335,084	$ 1.06
Exercised	-0-	-0-
Cancelled	-0-	-0-

Outstanding December 31, 2001	335,084	$ 1.06
	–––––––	–––––––
	–––––––	–––––––

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractural Life	Shares	Weighted Average Exercise Price
$1.00	200,000	$1.00	2 Years	50,000	$1.00
$1.20	135,084	$1.20	3 years	135,084	$1.20

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

Note 7 – Marketable Securities:

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
_________
$684,780
=========

Note 13 – Restated Financials:

These financial statements have been restated for the following reasons.

	Restated 2001	Original 2001	Impact
Current Assets	$2,142,956	$19,212,750	($17,069,794	)(1)
Fixed Assets	208,526	208,526	-0-
Other Assets	19,044,535	2,014,741	(17,029,794	)(1)(2)
Current Liabilities	863,338	17,757,638	16,894,300	(3)
Other Liabilities	16,894,300	-0-	16,894,300	(3)
Stockholders' Equity	3,638,379	3,678,379	40,000	(2)
Total Revenue	10,238,345	10,238,345	-0-
Total Oper. Expense	9,587,175	9,451,097	136,078	(4)
Total Other Expense	20,262	20,262	-0-
Net Profit	630,908	766,986	(136,078	)(4)
Basic earnings	.29	.36	.07
Diluted earnings	.28	.34	.06

(1)	Loans held for resale reclassified to other assets of $17,069,794.
(2)	This is a reflection of the accumulated amortization expense being increased by $40,000 in 2000 from $148,000 to $188,000 to reflect revised amortization for Client Contracts, State Approvals and Technology Rights.
(3)	Warehouse line payable reclassified to other liabilities in the amount of $16,894,300.
(4)	Due to expensing warrants of $126,313. Amortization expense was increased from $80,235 to $90,000 a difference of $9,765 for Technology Rights.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2001

Note 13 – Restated Financials (Cont):

These financial statements have been restated for the following reasons.

FOR YEAR 2000

	Restated 2000	Original 2000	Impact
Current Assets	$650,834	$7,522,714	($ 6,871,88	0)(1)
Fixed Assets	331,771	1,139,920	808,149	(5)
Other Assets	8,951,815	2,110,170	6,841,645	(1)(2)
Current Liabilities	621,031	7,303,905	(6,682,874	)(3)
Long Term Debt	60,000	60,000	-0-
Other Liabilities	6,682,874	-0-	6,682,874	(3)
Stockholders' Equity	2,570,515	3,408,899	838,384	(2)(5)
Total Revenue	5,176,760	5,176,760	-0-
Total Oper. Expense	7,910,499	6,562,830	(1,347,669	)(4)(6)
Net Loss	(2,733,739)	(1,386,070)	1,347,669	(4)(6)
Basic earnings	(1.79)	(.88)	.91
Diluted arnings	(1.79)	(.88)	.91

(1)	Loans held for resale reclassified to other assets by $6,871,880.
(2)	Due to Corporate Setup being written off in 1999, as explained in comment 4, which was included in intangible assets less applicable amortization expense taken. In accordance with SOP 98-5, all start up costs should be expensed in the year of acquisition. This is a reflection of the amortization expense being reduced in 2000 for the write off of the Corporate Set-up. As a result we reduced opening retained earnings by $30,685.
(3)	Warehouse line payable reclassified to other liabilities by $6,682,874.
(4)	Reduction in amortization expense for 2000 in the amount of $27,717. This was due to the write-off of Corporate Set-up in 1999 in the amount of $65,641 less amortization $37,924. The additional amortization for the Intangible Asset Technology Rights being added to Other Assets and its amortization of $10,297 for 2000 being expensed.
(5)	Reduction in fixed assets due to the write off of FocV’s Technologies. We subsequently revised our accounting to correctly value the assets we acquired from Allegro to $1,400,000 based on market value of our stock on date of acquisition. That amount was later written off, see comment 6.
(6)	Operating Expenses were increased by $1,400,00 due to loss on the write-off of FocV’s Technologies.

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

                                       Name and Address                                                        Amount and Nature of                                                 Percent of
                                        of Beneficial Owner                                                    Beneficial Ownership (1)(2)                                              Class

James Saunders 6795 E. Tennessee Ave. Fifth Floor Denver, Colorado 80224	-0-	-0-

Scott J. Sax 6795 E. Tennessee Ave. Fifth Floor Denver, Colorado 80224	315,000(3)	13.80%

Patricia W. Saunders 6795 E. Tennessee Ave. Fifth Floor Denver, Colorado 80224	315,000(4)	13.80%

Richard M. Muller 6795 E. Tennessee Ave. Fifth Floor Denver, Colorado 80224	7,667.34%

Matthew Connolly 6795 E. Tennessee Ave. Fifth Floor Denver, Colorado 80224	17,534.77%

Officers and Directors as a Group (6 Persons)	655,201	28.70%

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owner listed above has sole voting and investment power with respect to the shares shown, unless otherwise indicated

(3)	Includes 300,000 shares owned of record. In addition, 15,000 shares are owned in the name of the S&J Trust.

(4)	Includes 147,000 shares owned of record. In addition, 168,000 shares owned in the name of the Investors Trust, for which Ms. Saunders is a beneficial owner. Mr. Saunders disclaims any beneficial ownership of all of these shares.

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

                                                                                                                                              Entrust Financial Services, Inc.

Dated:    MARCH 13, 2003                                                                                                By:    /s/ Scott J. Sax
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

Dated:    MARCH 13, 2003                                                                                                By:    /s/ David A. Hite
                                                                                                                                                       David A. Hite
                                                                                                                                                       Chief Financial and Accounting Officer,
                                                                                                                                                        Secretary-Treasurer and Director

Dated:    MARCH 13, 2003                                                                                                By:    /s/ Thomas Randall
                                                                                                                                                       Thomas Randall
                                                                                                                                                       Director

Dated:    MARCH 13, 2003                                                                                                By:    /s/ Bryson Farrill
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

Date: MARCH 13, 2003

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

Date: MARCH 13, 2003

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