Form 10KSB
period 2002-12-31
ENTRUST FINANCIAL SERVICES INC
filed 2003-04-14
CIK 1054303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
Fiscal Year Ended: December 31, 2002
Commission File No. 0-23965

Entrust Financial Services, Inc.
(Exact Name of Small Business Issuer as spcified in its charter)

Colorado (State or other jurisdiction of incorporation)	84-1374481 (IRS Employer File Number)

Fifth Floor, 6795 E. Tennessee Ave., Denver, CO        80224
(Address of principal executive offices)                      (Zip Code)

Registrant’s telephone number, including area code: (303) 322-6999

Securities Registered Under Section 12(B) of the Exchange Act: None

Securities Registered Under Section 12(G) of the Exchange Act:

Common Stock,$.0000001 per share par value

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

                Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [  ]

                State issuer’s revenues for its most recent year were $12,124,479. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 2002 was approximately $1,504,800. The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, December 31, 2002, was 2,520,385 after giving effect to a one-for-ten reverse split of the Company’s common shares, which became effective on February 4, 2002.

References in this document to “us,” “we,” “our,” or “the Company” refer to Entrust Financial Services, Inc. its predecessors and its subsidiaries.

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

        RISK FACTORS

        THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

WE HAVE ONLY RECENTLY BECOME PROFITABLE AND THERE IS NO GUARANTEE THAT IT WILL CONTINUE.

                We were formed in 1996 and acquired the operations of a company in 1999. From the time we began operations until 2001, we operated at a loss. We have only been profitable in fiscal year 2001. Since we have no history of profitability over a sustained period of time, we have limited financial results upon which you may judge our potential. While we do not expect to continue to incur losses in the near future, there can be no guarantee that we will be able to sustain our profitable operations. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include:

-	substantial delays and expenses related to testing and development of new products,

-	development and marketing problems encountered in connection with our new and existing products and technologies,

-	competition from larger and more established companies, and

-	lack of market acceptance of our new products.

BECAUSE OUR HISTORY IS LIMITED AND WE ARE SUBJECT TO INTENSE COMPETITION, ANY INVESTMENT IN US WOULD BE INHERENTY RISKY.

                Because we are a company with a limited history of operations and profitability, our activity can be expected to be extremely competitive and subject to numerous risks. The mortgage brokerage business is highly competitive with many companies having access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to become or remain competitive. We are subject to the risks which are common to all companies with a limited history of operations and profitability. Therefore, investors should consider an investment in us to be an extremely risky venture.

WE HAVE RECENTLY COMPLETED A FINANCING. HOWEVER, EVEN WITH THIS FINANCING AND WHILE WE ARE CURRENTLY PROFITABLE, WE MAY STILL NEED ADDITIONAL FINANCING.

                On December 31, 2002, we completed a financing. We borrowed $2,000,000 and pledged all of the assets and common shares of our subsidiary, Entrust Mortgage, Inc. As a result, for the foreseeable future, we expect to rely principally upon the proceeds of this financing and our cash flow. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to expand our business consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain such financing, or if the terms thereof are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders’ investment. At the present time, we have no definitive plans for additional financing.

WE REMAIN AT RISK REGARDING OUR CONTINUED ABILITY TO CONDUCT SUCCESSFUL OPERATIONS.

                The results of our operations will depend, among other things, upon our ability to develop and to market our mortgage brokerage products. Further, it is possible that our operations will not continue to generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost. Our products are in various stages of development. Some of our developing products may not be completed in time to allow production or marketing due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Unanticipated obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible.

                While we have limited products, the development of additional products may take longer than anticipated and could be additionally delayed. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that, in combination with existing products, they will sustain us or allow us to achieve profitable operations.

THE FAILURE TO DEVELOP AND TO INCREASE DISTRIBUTION OF OUR MORTGAGE PRODUCTS COULD IMPEDE OUR FUTURE GROWTH.

                The future growth of our business will depend in part on our ability to develop our relationships with mortgage brokers, to identify and develop additional channels for the distribution and sale of our mortgage products and to manage these relationships. As part of our growth strategy, we intend to continue to develop relationships with additional mortgage brokers. We will also look to identify and develop relationships with additional partners that could serve as distributors for our products. Our inability to successfully execute this strategy could impede our future growth.

THERE A SIGNIFICANT RISKS ASSOCIATED WITH NON CONFORMING LOANS

        The market for non conforming loans involves risks that are not present with conforming loans. Entrust Mortgage underwrites its loans on delegated authority from its lenders. Generally loans are underwritten to established criteria. The lender is bound to purchase loans written according to that criteria. On the other hand, if a loan is not written to the established criteria, the lender is not required to purchase the loan. Entrust Mortgage then sells the loan as non conforming into an alternative market, usually at a discount. However, these non conforming loans provide for limited recourse to Entrust Mortgage. Therefore, if the borrower defaults on a loan within three months of sale into the secondary market, Entrust Mortgage must repurchase the loan. For second mortgages, the repurchase obligation could be as long as twelve months. Entrust Mortgage is responsible for repurchase if a determination is made that fraud was involved in the transaction. Generally, Entrust Mortgage sells most of its loans prior to the due date of the first payment. In the event that a payment becomes due prior to Entrust Mortgage’s sale of the loan into the secondary market, and that payment is not made, the lender to whom to loan was sold would not be required to buy the loan. Entrust Mortgage would then be required to find an alternative buyer, usually at a discount. The existence of a significant number of non conforming loans with problems could have a significant negative effect on the operations of Entrust Mortgage and us. There can be no guarantee that we can continue to build a successful business marketing non conforming loans.

OUR PROPOSED MANUFACTURED HOME LOAN MARKET PROGRAM IS NEW AND SUBJECT TO SIGNIFICANT RISKS

        We have developed a program to be the lender who will finance manufactured housing from the construction loan to permanent financing. We have identified a lending partner in the program who will provide the warehouse funding and equity for the loan prior to the loan being sold into the secondary markets. This partner has also agreed to indemnify Entrust Mortgage on defaulted loans. Entrust Mortgage would have the liability for any loan which is not written to proper underwriting criteria. In any case, however, Entrust Mortgage would face risks associated with loan defaults in excess of loan loss reserves and any liability from defaults from obligations by Entrust’s partner. In addition, since this is a new program, there can be no guarantee that we will be successful.

IF WE FAIL TO EXPAND OUR CONTROLS AND INTEGRATE NEW PERSONNEL TO SUPPORT OUR ANTICIPATED GROWTH, OUR BUSINESS OPERATIONS WILL SUFFER.

                We are undergoing rapid growth in the number of our employees, the size of our physical facilities and the scope of our operations. We grew our operations by approximately sixteen percent in 2003 over our operations in 2002. We grew our operations approximately fifty percent in 2002 over our operations in 2001. Our business, prospects, results of operations or financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion.

WE HAVE NO EXPERIENCE MARKETING OUR MORTGAGE PRODUCTS AT THE LEVEL WE PLAN TO SELL IN THE FUTURE.

                We cannot assure you that we will be successful in executing our planned expansion of our activities to the levels which we are seeking. We have not previously sold our products in high volume. We do not know whether or when we will be able to develop or continue efficient, low-cost marketing capabilities and processes that will enable us to meet the standards or volumes required to successfully market large quantities of our mortgage products. Even if we are successful in developing our capabilities and processes, we do not know whether we will do sustain our production or to continue to satisfy the requirements of our customers.

OUR BUSINESS DEPENDS ON OUR ABILITY TO SECURE WAREHOUSE LINES OF CREDIT.

        We rely upon warehouse lines of credit to fund loans prior to the loan sale into the secondary market. The warehouse lender generally contributes approximately 98% of the loan amount, and we contribute the remainder. The loss of warehouse lines of credit would significantly impair our ability, through Entrust Mortgage, to engage in wholesale mortgage lending and would have a significant, adverse effect on an investor’s investment. Entrust Mortgage currently has two warehouse credit lines which total approximately $25,000,000. Both warehouse lines of credit are subject to periodic review and renewal. Our primary warehouse line is subject to renewal in August, but has recently been increased by the investor. The other is payable on demand. Loss of our primary warehouse line of credit could seriously affect our ability to continue to fund loans at our current level, and if our primary warehouse line was not renewed, and an alternative lender could not be arranged, our business model would be in jeopardy.

OUR BUSINESS DEPENDS ON THE AVAILABILITY OF MORTGAGES AT REASONABLE RATES.

                The success of our mortgage origination business is dependent upon the availability of mortgage funding at reasonable rates. Although there has been no limitation on the availability of mortgage funding in the last few years, there can be no assurance that mortgages at attractive rates will continue to be available. While we primarily fund purchase transactions rather than refinancings, we are sensitive to increases in mortgage rates. Increases in mortgage rates could adversely affect our operations and profitability.

WE ARE SUBJECT TO EXTENSIVE REGULATION

                Our operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Our consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting our activities.

                We are also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating and processing loans. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action.

OUR PROPRIETARY INFORMATION IS IMPORTANT TO US, BUT WE MAY NOT BE ABLE TO PROTECT IT.

                A successful challenge to our ownership of our proprietary mortgage software could materially damage our business prospects. We rely on a combination of trade secret laws, confidentiality procedures and licensing arrangements to protect our proprietary information. We own the trade name “Mortgage 2000". We also own proprietary computer software and customer data base which we use in our operations. Any proprietary ownership may be challenged and invalidated. The possibility exists that we may be unable to provide meaningful protection or to maintain commercial advantage. Our competitors may also be able to develop comparable proprietary information which would nullify any competitive advantage we may have.

                Furthermore, our competitors may assert that our proprietary software infringes on their patents or proprietary rights. Problems with maintaining our rights could increase the cost of our products or delay or preclude new product development and commercialization by us. If infringement claims against us are deemed valid, we may not be able to use our proprietary software in connection with our products. Litigation could be costly and time-consuming but may be necessary to protect our future positions or to defend against infringement claims.

                WE ARE SUBJECT TO INTENSE COMPETITION FROM COMPANIES WHICH ARE LARGER AND HAVE GREATER RESOURCES THAN WE DO.

                Competition from larger and more established companies is significant and expected to increase. There are many sources of mortgages available to potential borrowers today. These sources include consumer finance companies, mortgage banking companies, savings banks, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these alternative sources are substantially larger and have considerably greater financial, technical and marketing resources than we do, as well as more experience. Additionally, many financial services organizations against whom we compete for business have formed national loan origination networks or have purchased home equity lenders. We compete for mortgage loan business in several ways, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. If any of these competitors significantly expand their activities in our market, our business could be materially adversely affected. Changes in interest rates and general economic conditions may also affect our business and our competitors. During periods of rising interest rates, competitors who have locked into lower rates with potential borrowers may have a competitive advantage. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their mortgage products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies that are more effective than any we currently offer regarding our proprietary mortgage software. In addition, there can be no guarantee that we will be able to protect our proprietary software from being copied or infringed upon. Therefore, there are no assurances that we will ever be able to maintain our profitable position in the marketplace

FOR THE FORESEEABLE FUTURE, OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT.                 Our success is dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations. We have no employment agreement with any individuals and have not obtained key man life insurance on the lives of any of them. In July, 2002, a majority of our Board of Directors, including our Chairman, resigned. We replaced them with three Directors and a new Chief Financial Officer and Treasurer. We believe that this change will enhance our plan to seek application for listing on a national securities exchange, although we have not yet made application at this time. We cannot guarantee the results of this change although we believe that it will be positive for the oversight of our operations. With the exception of our Chairman, we lost no operational personnel.

OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR INITIAL SALE PRICE.

                There has been, and continues to be, a limited public market for our common stock. Although our common stock trades on the NASD Bulletin Board, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

°	actual or anticipated fluctuations in our operating results;

°	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

°	changes in market valuations of other mortgage brokerage companies, particularly those that sell products similar to as ours;

°	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

°	introduction of technologies or product enhancements that reduce the need for our products; and

°	departures of key personnel.

                Of our total outstanding 2,520,385 shares as of December 31, 2002, a total of 652,500 or approximately 26%, will be restricted from immediate resale but may be sold into the market in the near future. The remaining 1,867,885, or approximately 74% is eligible for resale. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

                As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

ISSUANCE OF ADDITIONAL SHARES COULD DEPRESS OUR STOCK PRICE.

                As of February 28, 2003, under various arrangements which we have, a total of 920,667 shares may be issued upon the exercise of various stock options, warrants and conversion of debentures. These shares of our common stock are at various exercise prices. We have registered these securities under a Form S-3. Any or all of these potential share issuances may have a negative effect on the share price of our common stock in the future.

OUR STOCK HAS A LIMITED PUBLIC TRADING MARKET.

                While our common stock currently trades, our market is limited and sporadic. We cannot assure that such a market will improve in the future, even if our securities are listed on the Nasdaq SmallCap Market or the American Stock Exchange. We cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. The factors which we have discussed in this document may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

THE OVER-THE-COUNTER MARKET FOR STOCK SUCH AS OURS HAS HAD EXTREME PRICE AND VOLUME FLUCTUATIONS.

                The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

THE MARKET FOR OUR COMMON STOCK IS SUBJECT TO RULES RELATING TO LOW-PRICED STOCK

             Our common stock is currently listed for trading in the NASD Over-The-Counter Bulletin Board Market and is subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Our tangible net worth was below this minimum requirement as of December 31, 2002. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock.

WE DO NOT EXPECT TO PAY DIVIDENDS ON COMMON STOCK

        We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

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

        On January 29, 2001, the Company’s shareholders approved a one-for-ten reverse split of the common shares, which became effective on February 4, 2002. This reverse split of the common stock of the Company is part of the Company’s restructuring plan to achieve a sufficient price per share for the common stock so that the Company will qualify to have its shares become listed on either a National Securities Exchange or NASDAQ.

        On December 31, 2002, the Company borrowed Two Million Dollars from BBSB, LLC, an unaffiliated private Colorado limited liability company. On that date, the Company executed a Convertible Promissory Note for a term of twenty-seven months, payable interest-only until maturity at 12% per annum, payable monthly, in arrears, plus a 33% bonus interest payable only upon maturity or prepayment of the Note. However, upon maturity or prepayment of the Note, BBSB, LLC will have the option of either receiving the additional bonus interest or foregoing the additional bonus interest and converting the Two Million Dollars of principal into the Company’s common shares at a conversion price of $3.00 per share, subject to price adjustments in certain defined circumstances. The Note is secured by the stock and assets of Entrust Mortgage, Inc., the Company’s wholly owned subsidiary. The Company plans to use the proceeds of this loan as an asset to increase its mortgage banking lending capacity.

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

                In 2001, the Company became profitable in its consolidated operations but was unprofitable in 2002,. However, Management believes that the profitability of the Company will return for the year ended December 31, 2003.

                No independent market surveys have ever been conducted to determine demand for the Company’s mortgage loan products and services. However, as explained below in the Operations section, the mortgage loan industry is estimated to be in excess of $1.5 trillion annually.

        Organization

        The Company operates through its principal subsidiary, Entrust Mortgage, Inc., which is in the wholesale mortgage banking business. The Company has three Colorado subsidiary corporations: (i) Entrust Mortgage, Inc. ("Entrust"), (ii) Entrust Homes, Inc. ("Homes"), and (iii) A.I. Dynamics, Inc. ("A.I."). Homes and A.I. are essentially dormant at this time.

                The Company’s goals are to build a highly efficient and profitable mortgage banking business which operates nationwide and uses state-of-the-art technology in its underwriting and activities to achieve a competitive advantage in the mortgage industry.

        Entrust Mortgage, Inc.

                Entrust Mortgage is a traditional wholesale mortgage banking operation, with regional offices in Colorado, Georgia, Nevada, and California. Entrust Mortgage is licensed to conduct business in 37 states and has active contractual relationships with over 5,000 broker firms in these states. These 5,000 mortgage brokers have executed brokerage agreements with Entrust permitting them to submit loans for approval without having to go through the broker approval process necessary to become an Entrust approved mortgage broker. Entrust Mortgage agreements with these brokers do not prohibit them from doing business with other lenders. We believe that these brokers will use Entrust Mortgage over our competitors for our niche products and quality of service. Entrust Mortgage accepts non-conforming first and second mortgage loan submissions, for which yields are substantially higher than for conforming mortgage loans. The mortgages are funded using Entrust Mortgage’s approved revolving warehouse lines of credit. Presently Entrust Mortgage has approximately $25 million in revolving warehouse lines of credit.

        (c) Operations

                The United States is one of the largest mortgage markets in the world with total outstanding mortgages exceeding $4.0 trillion. The mortgage market growth has been driven by a loan origination volume that is estimated to have been in excess of $2 trillion this past year. The mortgage banking business in the United States is highly fragmented with over 20,000 mortgage loan originators operating in the 50 states and its territories. In fact, the ten largest mortgage originators in the U.S. constitute less than 40% of the total mortgage loan market and no single mortgage originator holds a market share exceeding 8%. To capitalize on the opportunities available in the vast and potentially lucrative mortgage industry, The Company is utilizing its proprietary state-of-the-art technology and established contracts with 5,000 mortgage brokerage firms in 37 states as sources to gain an increasing share of the mortgage loan market.

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

                During the year 2002, the Company continued to increase revenues from its loan business while controlling and reducing costs relative to staffing and facilities requirements using improved loan processing procedures and state-of-the-art technology. We believe that these increased revenues in the year 2002 were tied directly to significantly more mortgage loan originations than in the previous year.

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

                The non-conforming market represents more than half of the total U.S. mortgage origination business, but provides three to four times the profit margins of the conforming loan market. It is in the non-conforming loan market where the Company is seeking to create a new standard and, by this standard, to establish itself as the new industry leader. The Company intends to offer a product which will lend on a construction loan through permanent loan in one continuous program. . The credit will be underwritten to the Company’s permanent loan criteria, utilizing its automated prequalification process. The Company believes that the interface of its software and underwriting criteria for non-conforming loans for approving the construction loans, creates a new standard in the industry for this type of program, and positions the Company to establish itself as the industry leader.

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

                During the coming fiscal year, the Company intends to continue providing its technology based loan processing system to the mortgage industry through industry publications and other media outlets, a web site, an industry newsletter and a team of aggressive account executives.

                In 2002, the Company discontinued its loan program for manufactured housing which it had instituted in 2001. The Company’s rating agency lowered the rating on such loans. As a result, this program became unprofitable.

        On December 31, 2002, the Company borrowed Two Million Dollars from BBSB, LLC, an unaffiliated private Colorado limited liability company. On that date, the Company executed a Convertible Promissory Note for a term of twenty-seven months, payable interest-only until maturity. The interest is payable at 12% per annum, payable monthly, in arrears, and there is a 33% bonus interest payable only upon maturity or prepayment of the Note. However, upon maturity or prepayment of the Note, BBSB, LLC will have the option of either receiving the additional bonus interest or foregoing the additional bonus interest and converting the Two Million Dollars of principal into the Company’s common shares at a conversion price of $3.00 per share, subject to price adjustments in certain defined circumstances. In the event the note is converted into shares, these new shares may be registered under a Registration Rights Agreement. The Note is secured by the stock and assets of Entrust Mortgage. Under the terms of the Note, the Company was required to make BBSB, LLC its senior lender and to create an escrowed sinking fund upon any default. In addition, Mr. David A. Hite, one of the Company’s officers and directors, has pledged all of his rights, title and interests in his personal securities in our company as collateral. The Company plans to use the proceeds of this loan as an asset to increase its mortgage banking lending capacity.

        (d) Markets

                The Company plans to continue to market residential mortgages through its network of 5,000 mortgage brokerage firms in 37 states, using traditional methods. Currently, the Company has a marketing strategy which uses regional sales representatives, along with an in-house sales team to market its mortgage loan products nationwide. While the Company has an established based of 5,000 mortgage brokerage firms, it plans to add new accounts through full time in-house representatives employing direct solicitation, fax blast marketing, mass e-mail marketing, and participation in mortgage industry trade shows.

        (e) Raw Materials

                The use of raw materials is not now a material factor in the Company’s operations.

        (f) Customers and Competition

                The mortgage banking business is a highly competitive and fragmented industry with over 20,000 licensed mortgage loan originators. The United States is one of the largest mortgage markets in the world with total outstanding mortgages exceeding $4.0 trillion. The mortgage market is driven by a loan origination volume in excess of $2 trillion per year and continues to grow as inflation and other factors increase the average price of a house. The ten largest mortgage originators in the U.S. constitute less than 40% of the total mortgage origination market with no single originator holding a market share greater than 8%.

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

        (g) Employees

                Currently, the Company employs forty-six full-time people. These employees consist of seven management staff and thirty-nine loan origination staff and clerical support. The Company plans to hire additional employees in the future to facilitate anticipated growth projections. None of the Company’s employees are subject to a collective bargaining agreement.

        (h) Backlog

                At December 31, 2002, the Company had approximately $53,133,082 of mortgage loans to be processed for which it anticipates approximately a 35% closure rate.

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

        (k) Research and Development

                During the fiscal year, the Company spent approximately $50,000 in research and development activities for the Company’s automated state-of-the-art loan underwriting technology.

        (l) Environmental Compliance

                The Company is not subject to any material environmental compliance.

Item 2. Description of Properties.

                The Company’s executive offices are located at 6795 E. Tennessee Ave., Fifth Floor, Denver, Colorado 80224. These are also the offices of Entrust Mortgage. The Company rents this office space on a five year lease at a cost of $13,560 per month from an unaffiliated third party. The lease terminates in 2005. The Company also has sales representative and production offices in California, Georgia, and Nevada. The Company owns office equipment to furnish all of its offices. The Company also owns the tradename “Mortgage 2000". The Company owns proprietary computer software which it uses in its operations. All of the management activities of the Company are performed in Colorado.

Item 3. Legal Proceedings

                There are no legal proceedings of a material nature to which the Company is a party were pending during the reporting period. The Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any of the Company’s directors or officers in his capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.

                The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Principal Market or Markets

                The common stock of the Company has traded on the NASD Over-the-Counter Bulletin Board since May, 2000. Currently, the common stock of the Company trades under the symbol ENFN. The following table sets forth the high and low bid quotation for the Company’s common stock for each quarterly period in 2002 and 2001. These quotations have been adjusted to reflect the one-for-ten reverse split of the common stock, which became effective on February 4, 2002.

Bid Price
	High	Low
2002
First Quarter	$ 2.75	$ 0.90
Second Quarter	$ 2.80	$ 1.40
Third Quarter	$ 2.80	$ 2.00
Fourth Quarter	$ 2.50	$ 0.90

2001
First Quarter	$ 6.60	$ 3.00
Second Quarter	$ 3.20	$ 1.30
Third Quarter	$ 1.80	$ 1.00
Fourth Quarter	$ 2.60	$ 1.20

        (b) Approximate Number of Holders of Common Stock

        As of the December 31, 2002, the Company had a total of 2,520,385 shares of common stock issued and outstanding, after giving effect to a one-for-ten reverse split of the common shares, which became effective on February 4, 2002. The number of holders of record of the Company’s common stock at that date was approximately Six Hundred and Eighty-Five (685).

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

GENERAL

Entrust Financial Services, Inc., (the “Company) is a publicly traded (OTCBB:ENFN) holding company with a core focus on wholesale mortgage banking, through its wholly owned subsidiary, Entrust Mortgage Inc. (“Entrust Mortgage”). Entrust Mortgage markets consumer financial products, including first and second mortgages, and home equity loans. Entrust Mortgage specializes in limited documentation loans for good credit quality borrowers. Entrust Mortgage is licensed as a mortgage banker in 37 states and provides mortgage banking services to more than 5,000 contracted mortgage brokers.

The Company was founded in 1996, under the laws of Colorado, as Centennial Banc Share Corp., for the purpose of operating as a mortgage broker. In 1997, the Company began a long-term strategy to aggressively acquire and develop diversified mortgage banking related businesses. In April 1999 the Company acquired Entrust Mortgage Inc. and expanded its business into the wholesale mortgage banking area. Subsequently, in April 2001, the Company changed its name to Entrust Financial Services Inc. The acquisition of new mortgage banking related business opportunities has usually been for a combination of cash and the issuance of new shares of common stock. Generally, the issuance of a portion of these new shares of common stock has been contingent upon the successful performance of the new business opportunity.

In 2000, management determined that the Company had over diversified. The Company had incurred substantial losses in 2000; was receiving a “going concern” exception for the year from its auditors; determined that the only profitable operations were mortgage banking; and decided that a restructuring of the business operations was necessary to survive and achieve profitability. The management team from Entrust Mortgage took control of the Company and initiated a restructuring plan. The unprofitable operations were sold or discontinued. The Company initiated a 1 for 10 reverse split of its common stock, which was completed in February 2002. This rollback of the stock reduced the issued and outstanding shares to approximately 2,320,000 shares, with about 1,200,000 of these shares in the “Public Float.” All of the financial statement amounts for earnings per share for the prior years included herein have been restated to reflect this 1 for 10 reverse split of its common stock of the Company.

The Company is registered under the United States Securities and Exchange Act and its stock trades principally on the Over-the-counter Bulletin Board in the United States under the symbol ENFN. The Company maintains several WEB sites under the following names; www.entrustmtg.com; www.entrustfs.com; www.easyqual.com.

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

THE BUSINESS

Entrust Financial Services, Inc. is a holding company with a core focus on wholesale mortgage banking, through its wholly-owned subsidiary, Entrust Mortgage, Inc., (“Entrust Mortgage”). Entrust Mortgage specializes in the non-conforming loan market. The mortgage loan market has been in excess of $ 2.2 trillion a year for the past two years in loan fundings and the non-conforming segment of this market is estimated to be more than 50% of that total. Entrust Mortgage’s financial products include first and second mortgages, and home equity loans.

What differentiates the Company from other emerging growth companies is that its core business, mortgage banking, has completed three years of successful growth operations and achieved profitability and positive cash flow as a nationwide lender. Entrust Mortgage has established great relationships with its providers of mortgage warehouse lines of credit, and has developed seasoned, contractual relationships with more than 5,000 mortgage loan brokers. Additionally, Entrust Mortgage is licensed to do business as a mortgage banker in 37 states giving it geographic diversity.

One key to Entrust Mortgage’s success is its proprietary, web-based software that provides automated pre-qualification of loan applications. This software quickly provides stipulated decisions to Entrust Mortgage’s retail broker network. This proprietary, automated pre-qualification feature gives Entrust Mortgage a competitive edge because it reduces the risk of losses associated with the non-conforming loan market. Entrust Mortgage’s software allows mortgage loan brokers to be more effective and increase their ability to close loans while also reducing Entrust Mortgage’s cost of doing business. The result is a “win-win” solution to mortgage lending in the non-conforming loan market.

At this time, Entrust Mortgage is funding approximately 140 loans per month with the anticipation of substantially increasing that amount by the end of 2003. One important factor in Entrust Mortgage’s loan structure is that the loan brokers do not share their loan fees with Entrust Mortgage. This factor allows Entrust Mortgage to gain a growing percentage of the loan broker market.

LIQUIDITY AND CAPITAL REQUIREMENTS

Entrust Financial Services, Inc.‘s (the “Company”) financial performance is dependent on many external factors. Interest rates and the real estate market are cyclical, difficult to predict, volatile, subject to governmental fixing, pegging and/or controls, and respond to changes in domestic and international political, social and economic environments. Additionally, in the current period of worldwide economic and political uncertainty the availability and cost of funds for warehouse lines of credit and other costs have become increasingly hard to estimate. These conditions and events could materially affect the financial performance of the Company.

As of December 31, 2002, the Company had net working capital of $2,336,040 consisting of cash or cash equivalents of $2,459,425, compared to cash or cash equivalents of $858,848 as of December 31, 2001. Further, management believes that the Company will have adequate working capital and cash to meet all of its anticipated needs for the next 12 months.

Net cash used by operating activities was $10,119,515 for the twelve months ended December 31, 2002, compared to net cash used of $9,675,239for the twelve months ended December 31, 2001. As a result of expanded operations and mortgage loan originations, the net cash used for operations increased in 2002. Certain items such as notes and accounts receivable changed as a result of the increased volume of business. At the end of 2002 the Company was successful in raising an additional $2,000,000 of working capital to finance the anticipated future growth of the Company. As a result, the Company was able to liquidate the convertible debt and cancel some of the warrants outstanding after the end of the year thereby reducing the prospect of future dilution to the shareholders. The Company has certain intangible assets that were evaluated at the end of 2002 and determine to be carried at the lower of cost or fair market value as thus were not impaired by current economic factors.

The Company decided to discontinue the Board of Advisors starting in 2003, which will reduce future costs. The year 2002 had an impact of about $121,000 to operations for the expenses associated with the Board of Advisors. The Company made a small private placement of its common stock in 2002 that raised $200,000.

Cash flows used for investing activities were $5,431 for the twelve months ended December 31, 2002, compared to NIL for the twelve months ended December 31, 2001. Cash flows provided by financing activities accounted for $11,725,523 for the twelve months ended December 31, 2002, compared to $10,425,968 for the twelve months ended December 31, 2001. This increase in cash flows from financing activities is a result of the Company’s increased business activity in loan originations and the Company obtaining substantial outside financing.

The Company funds loans utilizing two warehouse lines of credit totaling $25,000,000. The primary warehouse line of credit is for $20,000, 000 and provides funds at a floating rate of LIBOR plus 2.5%. The secondary warehouse line of credit has a floating rate of LIBOR plus 3%. The primary warehouse line was committed through August 2002 and has been on an extension since that date pending delivery of audited financial statements. The secondary warehouse line of credit is for $5,000,000 and is payable upon demand. It has been customary for the warehouse lines of credit to be renewed annually. The warehouse lines may be cancelled or reduced in amount if the Company does not meet certain financial ratio requirements. Loss of the primary warehouse line without being replaced would seriously affect the Company’s ability to remain profitable. At the present time the Company is in negotiations with several providers of warehouse lines of credit to expand the warehouse lines and loan product lines of credit to facilitate anticipated future growth objectives. The Company does not intend to pay dividends in the foreseeable future.

OVERVIEW

While the Company experienced profitability during the fiscal year ended December 31, 2001, the Company incurred substantial losses in 2002 as a result of its commitment to expand its loan origination capacity. To achieve this commitment to future growth the Company instituted a massive internal change of management and expended its sales and operations staff in anticipation of the planned growth over the next few years. Toward the goal of achieving substantial increases in mortgage banking growth, the Company borrowed $2,000,000 of working capital to assure that it would have adequate cash reserves to assist with the funding of its growth objectives. The Company almost doubled its revenue in 2001 as compared to 2000 and continued its growth into 2002. The Company has been able to manage its growth by utilizing its established infrastructure and efficiencies afforded by its proprietary state-of-the-art software technology thereby minimizing much of the cost associated with rapidly growing companies. However, the mortgage banking industry remains a labor-intensive personal service to homebuyers and owners where personnel costs must be incurred in advance of increased revenues from loan fundings.

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

The Company is actively hiring new account executives to expand it loan origination capacity. The use of the Company’s state-of-the-art proprietary software to facilitate automated approval of loan applications coupled with its new comprehensive sales training program helps to familiarize new account executives with Entrust Mortgage’s loan products much faster than in the past. Entrust Mortgage is also hiring more qualified account executives by using personal profile testing (performed by the Profile Group) of all potential candidates. While the hiring of these new sales representatives carries a heavy cost burden initially, management feels confident that the future loan originations and profits will justify these initial expenses.

The Company has various representations and warranties it makes to the investors in the loans sold into the secondary market. If a mortgage goes into early payment default (usually within 3 months) the Company is obligated to repurchase the loan. If it is determined that fraud has been committed on a loan application, the Company is also obligated to repurchase the loan. The Company usually sells these defaulted loans into an available market, typically at a discount. In some cases, the Company forecloses on the loan, and then sells the property to recover its potential losses.

The repurchase of loans requires capital or credit to repurchase the loan until the resolution of the loan status. The Company currently uses a repurchase line of credit to facilitate repurchases, but anticipates the need to expand these facilities.

RESULTS OF 2002 COMPARED TO 2001

The Company reported a net loss of $345,610 ($0.14 per share) for the year ended December 31, 2002 as compared to net income (as restated) of $630,908 ($0.29 per share) for the year ended December 31, 2001 Total Revenues of the Company increased to $12,124,479 for the year ended December 31, 2002 as compared revenues of $10,238,345 for the year 2001. Loan origination revenues increased for the year ended December 31, 2002 to $10,544,762 compared to loan origination revenues of $9,040,504 for the same period ended December 31, 2001. These increases of about 16% in revenues and loan origination fee revenues were the result of the increased in the Company’s mortgage banking staff and resultant loan origination activities.

Total operating expenses for the twelve months ended December 31, 2002 were $12,517,829 compared to total operating expenses of $9,587,175 for the same period ended December 31, 2001. The general and administrative expenses for the twelve months ended December 31, 2002 increased to $1,506,200 compared to general and administrative expenses of $1,304,958 for the same period ended December 31, 2001. The increase in general and administrative expenses was due to the increased staff levels resulting from the expanded administrative staff being developed to achieve the next level of projected sales growth. The loan origination costs increased for the twelve months ended December 31, 2002 to $9,921,748 compared to loan origination costs of $7,136,589 for the same period ended December 31, 2001. This increase was the result of the increased volume of loan originations in 2002. The interest expense decreased for the twelve months ended December 31, 2002 to $1,089,881 compared to interest expense of $1,145,628 for the same period ended December 31, 2001 as a result of the overall decreased in interest rates during the year. The major components of operating expenses include independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

Short term capital has been sufficient to meet its current growth trends, but to continue to grow at its projected pace, the Company will need to increase its warehouse lines of credit and possibly seek equity investments to keep our debt to equity ratios in line with its warehousing lender’s requirements. At the present time, the Company is in active discussions to increase its warehouse credit lines.

RESULTS OF 2001 COMPARED TO 2000

The Company reported net income (as restated) of $630,908 ($0.29 per share) for the year ended December 31, 2001 as compared to a net loss (as restated) of $2,733,739 ($1.79 per share) for the year ended December 31, 2000. Revenues of the Company increased significantly for the twelve months ended December 31, 2001 as compared to the year 2000. At the same time, operating expenses decreased as a percentage of revenues. As a result, the Company posted the first yearly profit in its history. For the year ended December 31, 2001, total revenues were $10,238,345 as compared to revenues of $5,176,760 for the year ended December 31, 2000. The loan origination fee revenues increased for the twelve months ended December 31, 2001 to $9,040,504 compared to loan origination fees of $4,428,185 for the same period ended December 31, 2000. These increases in revenues and loan origination fee revenues were the result of the increased mortgage banking activities.

Total operating expenses for the twelve months ended December 31, 2001 were $9,587,175 compared to total operating expenses of $6,510,499 for the same period ended December 31, 2000. The general and administrative expenses for the twelve months ended December 31, 2001 decreased to $1,304,958 compared to general and administrative expenses of $1,671,705 for the same period ended December 31, 2000. The decrease in general and administrative expenses was due to the decreased staff levels resulting from efficiencies by discontinuing certain unprofitable operations.

The loan origination costs increased for the twelve months ended December 31, 2001 to $7,136,589 compared to loan origination costs of $4,025,835 for the same period ended December 31, 2000, which was the result of the increased volume of loan originations. While the amount of expense increased due to the increased volume of business, the actual ratio between loan origination cost and the amount of fees and premium earned decreased because the Company’s new loan programs limit the amount of yield spread premium available to be paid to the broker. The interest expense increased for the twelve months ended December 31, 2000 to $1,145,628 compared to interest expense of $812,959 for the same period ended December 31, 2000 as a result of the increased warehouse lines of credit to support the increased loan originations. The major components of operating expenses include independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

As a result of the operations, the Company had a net profit of $630,908 for the twelve months ended December 31, 2001 compared to a net loss of $2,733,739 for the same period ended December 31, 2000. The net profit per share for the twelve months ended December 31, 2001 was $0.29 per share compared to a loss of $1.79 per share for the same period ended December 31, 2000. The net profits per share amounts give the effect of the one-for-ten reverse split of the common stock, which became effective on February 4, 2002.

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

During late 2000 the Company decided to divest or discontinue all of its non-profitable businesses. Management further streamlined operations to contain costs and facilitate the Company’s recently focused niche mortgage loan product line to achieve continued growth. With the introduction of its web-enabled automatic underwriting system, the Company expects to increase loan volume, while continuing to contain operational costs.

RESULTS OF 2000 COMPARED TO 1999

The Company reported a net loss (as restated) of $2,733,739 ($1.79 per share) for the year ended December 31, 2000 as compared to a net loss (as restated) of $1,334,699 ($5.24 per share) for the year ended December 31, 1999. In 1999, the Company’s initial year of combined operations, Entrust Mortgage funded over $50 million in mortgage loans.

Revenues increased significantly for the year ended December 31, 2000 to $5,176,760, compared to revenues of $3,399,737 for the same period ended December 31, 1999. Most significantly, loan origination fees increased for the year ended December 31, 2000 to $4,428,185 compared to loan origination fees of $3,386,987 for the same period ended December 31, 1999.

Total operating expenses for the twelve months ended December 31, 2000 were $6,510,499 compared to total operating expenses of $4,734,416 for the same period ended December 31, 1999. The general and administrative expenses for the twelve months ended December 31, 2000 were $1,671,705 compared to general and administrative expenses of $994,402 for the same period ended December 31, 1999. The loan origination costs increased for the twelve months ended December 31, 2000 to $4,025,835 compared to loan origination costs of $3,501,981 for the same period ended December 31, 1999. The interest expense increased for the twelve months ended December 31, 2000 to $812,959 compared to interest expense of $238,033 for the same period ended December 31, 1999. The major components of operating expenses are independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

The principal portion of our net loss in 2000 came as a result of increased interest expense and general and administrative costs. In 2000, the Company discontinued the operations of Focvs, the Company’s entry into the Application Service Provider (“ASP”) market, and believes that we will see significant cost savings as a result. We plan to put our emphasis on our core mortgage origination operations and associated activities.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Inflation affects the operations of The Company by its effect on the interest rates and prices of real estate and costs of funds. The Company’s current operations are limited the United States of America. The strength or weakness of the American dollar versus other currencies in the world could affect the long-term cost of real estate and interest rate policies to the extent that it could impact The Company’s lending policies and capabilities.

Item 7. Financial Statements.

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Entrust Financial Services, Inc.
Denver, CO

We have audited the accompanying consolidated balance sheet of Entrust Financial Services, Inc. and its subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entrust Financial Services, Inc. and its subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael Johnson & Co., LLC
Denver, CO
April 10, 2003

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
December 31,

	2002	2001
ASSETS:
Current assets:
Cash	$ 2,459,425	$ 858,848
Accounts Receivable	863,793	638,339

Total current assets	3,323,218	1,497,187

Fixed assets
Computers & Equipment	233,847	221,652
Furniture & Fixtures	176,918	183,682

Total fixed assets	410,765	405,334
Less accumulated depreciation	(306,088)	(196,808)

Net fixed assets	104,677	208,526

Other assets:
Marketable Security	3,200	3,200
Note Receivable	500,000	645,769
Loans Held for Resale	26,600,422	17,069,794
Loan Repurchases	243,156	--
Prepaid Expenses	247,682	59,564
Title Co. Advances	522,787	330,247
Intangible Assets (Net)	1,470,000	1,560,000
Deposit	32,708	21,730

Total other assets	29,619,955	19,690,304

TOTAL ASSETS	$ 33,047,850	$ 21,396,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 142,399	$ 141,523
Accrued Expenses	332,378	354,990
Notes Payable	244,611	163,688
Loan Reserve	105,690	41,037
Debenture Payable	162,100	162,100

Total current liabilities	987,178	863,338

Other liabilities:
Warehouse Line Payable	26,431,314	16,894,300

Total other liabilities	26,431,314	16,894,300

Long-Term Liability:
Loan Payable	2,000,000	--

Total Long-Term Liability	2,000,000	--

Stockholder's equity:
Preferred stock, $.0000001 Par Value
1,000,000 Shares Authorized. None Issued	--	--
Common stock, $.0000001 Par Value
50,000,000 Shares Authorized, 2,520,385 are
issued and outstanding for 2002 and 2,273,622 were	1	1
issued and outstanding for 2001
Additional Paid-In Cash	7,550,504	7,213,915
Retained Earnings (Deficit)	(3,840,097)	(3,494,487)
Deferred Compensation	(81,050)	(81,050)

Total Stockholders' Equity	3,629,358	3,638,379

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY:	$ 33,047,850	$ 21,396,017

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
December 31,

	2002	2001
REVENUE:
Loan Origination Fees	$ 10,544,762	$ 9,040,504
Interest Income	1,564,472	1,175,953
Other Income	15,245	21,888

Total Revenue	12,124,479	10,238,345

OPERATING EXPENSES:
Loan Origination Costs	9,921,748	7,136,589
Interest Expense	1,089,881	1,145,628
General & Administrative	1,506,200	1,304,958

Total Operating Expenses	12,517,829	9,587,175

Other Income and Expenses:
Loss on Marketable Securities	--	(24,300)
Interest Expense	(24)	(385)
Interest Income	47,764	4,393

Total Other Income/Expense	47,740	(20,292)

Net Profit/(Loss)	$ (345,610)	$ 630,878

Basic earnings per share	$ (0.14)	$ 0.29

Diluted earnings per share	$ (0.14)	$ 0.28

Basic Weighted Average Shares Outstanding	2,396,051	2,150,201

Diluted Weighted Average Shares Outstanding	2,726,051	2,241,701

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
STOCKHOLDERS’ EQUITY (DEFICIT)
December 31, 2002

	COMMON STOCKS Shares Amount		Additional Paid- In Capital	Retained Earnings (Deficit)	Deferred Compensation	Total Stockholder’s Equity
Balance December 31, 1999	1,366,200	$1	$ 3,969,259	$(1,391,656)	$ --	$ 2,577,604
Issuance of stock for services 6/00	74,500	--	126,650	--	--	126,650
Issuance of stock for cash 6/00	109,166	--	700,000	--	--	700,000
Issuance of stock for repayment of Debenture 10/00	285,626	--	500,000	--	--	500,000
Issuance of stock for acquistion 12/00	150,000	--	1,400,000	--	--	1,400,000
Net loss for the year	--	--	(2,733,739)	(2,733,739)	--	--

Balance December 31, 2000	1,985,492	1	6,695,909	(4,125,395)	--	2,570,515

Issuance of stock for cash 3/01	50,000	--	100,000	--	--	100,000
Issuance of stock for services 3/10	30,000	--	30,000	--	--	30,000
Issuance of stock for cash 4/01	64,596	--	70,424	--	--	70,424
Issuance of stock for services 5/01	138,534	--	107,219	--	--	107,219
Issuance of stock for services 7/01	5,000	--	3,000	--	--	3,000
Warrants Granted	--	--	207,363	--	(207,363)	--
Warrants Earned	--	--	--	--	126,313	126,313
Net profit for the year	--	--	--	630,908	--	630,908

Balance December 31, 2001	2,273,622	1	7,213,915	(3,494,487)	(81,050)	3,638,379

Issuance of stock for services 2/02	10,000	--	13,000	--	--	13,000
Issuance of stock for services 4/02	8,882	--	5,329	--	--	5,329
Issuance of stock for services 6/02	17,790	--	14,744	--	--	14,744
Issuance of stock for services 7/02	12,000	--	10,230	--	--	10,230
Issuance of stock for services 9/02	8,000	--	16,000	--	--	16,000
Issuance of stock for services 9/02	20,000	--	30,000	--	--	30,000
Issuance of stock for cash 10/02	128,206	--	200,000	--	--	200,000
Issuance of stock for services 10/02	20,000	--	22,000	--	--	22,000
Issuance of stock for services 11/02	10,000	--	11,000	--	--	11,000
Issuance of stock for services 12/02	25,000	--	27,500	--	--	27,500
Cancellation of stock 12/02	(13,115)	--	(92,414)	--	--	(92,414)
Warrants Granted	--	--	79,200	--	(79,200)	--
Warrants Earned	--	--	--	--	79,200	79,200
Net loss for the Year	--	--	--	(345,610)	--	(345,610)

Balance December 31, 2002	2,520,385	$1	$ 7,550,504	$(3,840,097)	$ (81,050)	$ 3,629,358

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flow

(Unaudited)

	2002	2001
Cash Flows from Operating Activities:
Net Income/(Loss)	$ (345,610)	$ 630,908
Adjustments to reconcile net loss to net cash
used for operating activities
Depreciation	109,280	77,675
Amortization	90,000	90,000
Stock issued for services	149,803	140,219
Compenstation expense related to options	79,200	126,313
(Increase) decrease in notes receivable	145,769	(380,257)
(Increase) in accounts receivable	(225,454)	(361,136)
(Increase) decrease in prepaid expenses	(188,118)	57,039
(Increase) in title co. advances	(192,540)	(205,900)
(Increase) in loans held for resale	(9,530,628)	(10,197,914)
Decrease in marketable securities	--	172,300
(Increase) in deposits	(10,978)	(8,245)
(Increase) in loan repurchases	(243,156)	--
(Decrease) increase in accounts payable	876	(240,127)
(Decrease) increase in accrued expenses	(22,612)	382,849
Increase in loan reserve	64,653	41,037

Net Cash Provided by Operating Activities	(10,119,515)	(9,675,239)

Cash Flows Used for Investing Activities:
Capital Expenditures	(5,431)	--

Net Cash Used for Investing Activities	(5,431)	--

Cash Flows from Financing Activities:

Increase in Warehouse line Payble	9,537,014	10,211,426
Repayment of Debt	--	(117,982)
Proceeds from borrowing	2,080,923	--
Debentures Payable	--	162,100
Issuance of Common Stocks	107,586	170,424

Net Cash Provided by Financing	11,725,523	10,425,968

Net Increase in Cash & Cash Equivalents	1,600,577	750,729
Cash & Cash Equivalents at Beginning of Period	858,848	108,119

Cash & Cash Equivalents at End of Period	$ 2,459,425	$ 858,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$ 24	$ 385

Income Taxes	$ --	$ --

NON-CASH TRANSATIONS
Common stock issued in exchange for services	$ 149,803	$ 140,219

Warrants granted for services	$ 79,200	$ 56,000

Warrants granted for debenture holders	$ --	$ 151,363

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2002

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization – Nature of Operations:

Entrust Financial Services, Inc. (the "Company") was incorporated on November 8, 1996, under the laws of the State of Colorado as Centennial Banc Share Corporation. The name of the Company was changed to Entrust Financial Services, Inc. as of April 6, 2001. The Company was formed for the purpose of developing and maintaining the business associated with mortgage banking.

On April 30, 1999 the Company purchased 100% of Entrust Mortgage, Inc. for eight hundred thousand shares of common stock. Entrust Mortgage, Inc. became a wholly owned subsidiary of the Company and is included in these consolidated financial statements utilizing the purchase method of accounting. Entrust Mortgage, Inc. was incorporated under the laws of the State of Colorado on March 4, 1999.

The Company, through its subsidiary, Entrust Mortgage, Inc., is an approved mortgage banker in 37 states. The Company has a correspondent relationship with several large financial institutions. The Company originates residential real estate loans in over thirty-seven and sells them to financial institutions. The Company receives fees from borrowers and Service Release Premiums on loans sold to financial institutions. Management believes that the Company is not economically dependent on any one financial institution because the Company assigns loans to numerous financial institutions.

The Company acts as a loan correspondent for lenders for certain loans closed and funded by the Company. The Company has entered into various loan purchase and sale agreements. The transfers of the mortgage loans that are subject to these agreements are subject to the warranties, representations and provisions in the agreement. Certain lenders have the right to require the Company to repurchase a mortgage loan for any of the following reasons: (a) if a representation and warranty given by the Company as to a particular mortgage loan is breached, (b) if there has been a breach of any other terms and conditions of the agreement, and (c) if final post-closing documentation is improper or incomplete after a reasonable period of time, the determination of which is at the bank’s discretion. At the lender’s option, the Company shall be required either (1) promptly to cure such a breach in all material respects; (2) to repurchase the mortgage loan at a price equal to the principal balance of the mortgage loan, recapture of the service release premium, and interest at the mortgage loan rate from the date to which the interest has last been paid to the date of repurchase.

Capital Stock Transactions:

The authorized capital stock of the corporation is 50,000,000 shares of common stock at $.0000001 and 1,000,000 shares of preferred stock at $.0000001 par value. No preferred stock has been issued. On January 28, 2002, the Company, upon approval by the shareholders of the Company, resolved to do a one-for-ten split of the issued and outstanding common shares of the Company. The one for ten split of the issued and outstanding common stocks of the Company became effective February 4, 2002. No change in the par value or in the total number of authorized shares will be made.

All share and per share amounts in the accompanying financial statements or the Company have been retroactively adjusted to give effect to the one for ten stock split.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2002

Note 1 – Organization and Summary of Significant Accounting Policies (Cont):

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of ninety (90) days or less, to be cash equivalents.

Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of mortgage notes receivable. The Company grants credit to mortgage borrowers nationwide. Concentrations of credit with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and the fact that the commissions and fees paid to the Company are remitted to the Company within a short period after the closing. As of December 31, 2002, the Company has no significant concentrations of credit risk with regard to these financial instruments.

Geographic Area of Operations and Interest Rates:

The Company originates residential loans in thirty-seven states and most geographic areas of the United States. The potential for severe financial impact which can result from negative effects of economic conditions within the market of geographic areas are limited due to the Company’s diverse geographic origination’s. The interest rates at which borrowers can refinance or obtain new financing for real estate acquired has a direct effect on the demand for the Company’s services. Changes in interest rates could result in potential severe impacts on future operations of the Company.

Property and Equipment:

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight –line method over the following estimated useful lives:

Furniture and fixtures	7 years
Computers & Equipment	5 years

Revenue Recognition:

The Company’s earnings come from fees charged at closing, margins earned by selling loans into secondary markets for a premium and interest paid to the Company on a loan while the Company holds the loan for sale. Loan origination fees are earned at closing and loan origination costs are expensed when incurred. Margins earned by selling loans are recognized when the purchaser has taken title and assumes the risks and rewards of ownership. Income on all loans is recognized on the interest method. Accrual of interest income is suspended at the time at which collection of an account becomes doubtful.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2002

Note 1 – Organization and Summary of Significant Accounting Policies (Cont):

Intangible Assets:

Intangible assets consist of the following at December 31, 2002:

	Acquis. Cost	Accum. Amot.	Net	Est. Useful Life
Client Contracts	$1,200,000	$220,000	$ 980,000	20 Years
Technology Rights	200,000	72,000	128,000	10 Years
State Approvals	400,000	38,000	362,000	40 Years

Total	$1,800,000	$330,000	$1,470,000

Amortization Expense For the Year
Client Contracts	$60,000
Technology Rights	20,000
State Approvals	10,000

Total	$90,000

Intangible assets represents the excess of acquisition costs over the fair market value of the net assets of acquired business which have been allocated to identified intangible assets and are being amortized on a straight-line basis over their estimated useful lives ranging from ten to forty years. In accordance with FASB 142, “Goodwill and Intangible Assets”, the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets. See footnote No. 5.

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2002. Management is not aware of any factors that would significantly affect these estimated fair value amounts.

Loans Held for Sale:

Mortgages acquired by the Company and intended for sale in the secondary market are carried at lower of cost or estimated market value in the aggregate. The market value of these mortgage loans is determined by obtaining market quotes for loans with similar characteristics.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2002

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

Net earnings (loss) per share:

Basic and diluted earnings (loss) per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, share subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for the period, if dilutive.

Stock Based Compensation:

SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. The Company has elected to adopt the disclosure only provisions of paragraph 11 of SFAS 123 as they apply to stock compensation instruments granted to employees.

Loan Loss Reserve:

The Company’s loan loss reserve is based on management’s estimate of risk exposure based on the past experience and on current economic circumstances. For 2002, management based the loan loss reserve upon ¼ of 1% of wholesale loan fundings and provided an additional amount at year end based on the loan default experience.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2002

Note 2 — Notes Receivable:

Notes receivable as of December 31, 2002 consist of the following:

Convertible note receivable from EMB Corporation dated September 30,
2002 with an interest rate of 12%. Payable by March 31, 2004.	$ 750,000
Redemption discount	(250,000)

Total Notes Receivable	$ 500,000

Note 3 — Note Payable:

Notes payable as of December 31, 2002 consist of the following:

Note payable to Jerry Burden dated April 20, 2000.With 13 1/2%
interest payable April 3, 2003.	$110,720

Total notes payable	$110,720

Note 4 – Convertible Debenture:

The Company issued a 16% convertible debenture to Bayview Marketing for cash proceeds totaling $162,100 in fiscal year 2002. This convertible debenture has a maturity date of April 2, 2003 and is convertible into common stock at $1.00 per share. The Company also issued Class A Warrants equivalent to the amount of the debenture held divided by the warrant price of $1.20 per share to be exercised over the period of three years. The conversion price of all of the Debentures were negotiated on an arm-length basis. The Company issued a series of 16 non-interest bearing convertible debentures on June 1, 2002, totaling $128,560 to Dan and Diane King. This note is convertible in April, 2005.

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

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2002

Note 5 – Impact of Recently Issued Accounting Standards (Cont):

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (FAS 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 141requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company is in the transitional period of adopting FAS 142. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. Management adopted this new accounting pronouncement.

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

Note 6 – Warrants:

The Company has issued warrants to purchase common stock to certain consultants of the Company. These warrants have terms ranging from two to three years.

At December 31, 2001, warrants to purchase 335,084 shares of the Company’s common stock at a weighted average exercise price of $1.06 per share were outstanding. At December 31, 2001 warrants for 185,084 shares are exercisable and the balance may be exercisable according to a specific schedule. None of the warrants have been exercised.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2002

Note 7 – Marketable Securities:

The Company also owns 10,000 shares of Sea View Underwater Research, Inc. with a fair market value of $.32 per share as of December 31, 2001. These are trading securities bought principally for purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

Note 8 – Income Taxes:

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2002	2001
Deferred Tax Liability	$ 0	$ 0

Deferred Tax Assets
Net Operating Loss Carryforwards	$ 131,332	$ 40,128
Future Deduction for Intangible Assets	90,000	305,840
Future Deduction for Reserves & Others	105,750	49,150

Total Deferred Tax Assets	327,082	395,118
Less Valuation Allowance	(327,082)	(395,118)

Net Deferred Tax Liability	$ 0	$ 0

The effective tax rate was 0% due to a net operating loss and the non-recognition of any deferred tax assets. Entrust’s federal statutory and effective tax rates were 34% and 0% respectfully for 2002 and 2001.

A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statements of operations is as follows:

	December 31
	2002	2001
U.S. federal taxes (benefit) at statutory rate	$ 120,964	$ 260,775
Unbenefitted net operating losses (Prior yr NOL)	(102,253)	(140,078)
Other	(18,711)	(120,697)

Effective tax rate	--	--

As of December 31, 2002, the Company had a net operating loss carryfoward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company’s ability to generate taxable income during the carryforward period. Because, the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company’s effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2013.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2002

Note 9 – Loans Held for Sale and Warehouse Line Payable:

Loan receivable represents loans that have been placed for purchase as of December 31, 2002. The Warehouse Line Payable is the amount of money set aside to finance these Loans receivable. These items are offset items.

Note 10 – Subsequent Events:

On March 31, 2003 the Company paid the Bayview Marketing convertible debenture in full and cancelled the warrants related thereto. On February 16, 2003 the Company paid the note payable to Jerry Burden in full. On February 26, 2003 the Company paid the Dan & Diane King convertible debentures in full and cancelled the warrants related thereto.

Note 11 – Forward Looking Statement:

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

When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends”, “may”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to adivse interested parties of the risks and factors that may affect the Company’s business.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
December 31, 2002

Note 12 – Commitments:

The Company leases its’ offices under long-term leases that are accounted for as operating leases. Future minimum rental payments on all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	Amount
January - December, 2003	168,370
January - December, 2004	174,020
January - December, 2005	179,670

$522,060

On July 5, 2002, Jim Saunders resigned from the Company as Chairman of the Board. Beginning in July 2002 and continuing for a period of forty-eight months, Employee shall be entitled to an amount equivalent to 15 basis points on the first $12,500,000 in monthly funding and 5 basis points on the remaining monthly funding on wholesale and retail loans funded by the Company or the Company’s lenders on behalf of the Company. Payments shall be made by the Company and/or Entrust on August 15 and the 15th day of each month thereafter for forty-eight consecutive months.

On July 23, 2002 Ed Alfke resigned from the Company as Chairman of the Advisory Board. The settlement agreement outlines options for a total of 70,000 shares of common stock (post reverse split) to be issued at fair market value ($2.15) as of the date of this settlement agreement. Provided, however, that a maximum of 10,000 shares may be exercised per quarter for quarters ending, September 30, 2002, December 31, 2002, March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004. Such options are fully vested as of the date hereof. Each quarter, quarters ending September 30, 2002, December 31, 2002, March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004, Alfke will be paid the sum of $21,500 as an additional compensation bonus, however, Alfke hereby agrees and covenants to apply all such payments solely to the exercise of his stock options as set forth above. Such bonus is non-cancelable until it expires March 31, 2004.

Item 8. Disagreements With Accountants on Accounting and Financial Disclosure.

        There were no disagreements on accounting and financial disclosures with the present accounting firm during the reporting period.

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The Directors and Executive Officers of the Company, their ages and positions held in the Company as of December 31, 2002 are as follows:

NAME	AGE	POSITION HELD
Scott J. Sax	34	President and Director
David A. Hite	60	Vice President, Secretary-Treasurer, Director
Thomas Randall	51	Director
Bryson Farrill	75	Director

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

        David A. Hite

        Mr. Hite has been the Company’s Vice President, Secretary-Treasurer and a Director since 2002. Mr. Hite has over 35 years experience in the public company arena. He is a licensed CPA and real estate broker in California. He began his career as an accountant with the firm of Ernst & Young in 1967. Since 1972, he has served as the CFO for several Fortune 500 companies. Mr. Hite has a B.S. degree in Accounting from California State University at Long Beach.

        Thomas Randall

        Mr. Randall has been a Director since 2002. From 2000 to the present, he has been the Managing Director of Tribco West, Ltd, a company which manages private funds in small companies that are significantly undervalued. From 1998 to 2000, he was Managing Director of Torrey Pines Securities, a regional NASD broker/dealer located in San Diego, California. He has been involved in the securities and investment banking business since 1974. He has a B.A. in Economics and Psychology from Franklin and Marshall College and an MBA from New York University Graduate Business School.

        Bryson Farrill

        Mr. Farrill has been a Director since 2002. He has been involved in the securities and investment banking business since 1962. He has provided financial consulting to clients from 1989 to the present. He was a member of the New York Stock Exchange from 1981 to 1989. He was involved with McLeod Young Weir Ltd (Toronto) from 1962 to 1979. He was Chairman of Scotia McLeod (USA) Inc. from 1978 to 1989.

        Advisory Board

        In 2002, the Company disbanded its Advisory Board.

        Committees

        Board of Directors has established an audit committee, which consists of David A. Hite, Thomas Randall, and Bryon Farrill. This committee held two meetings during the fiscal year ended December 31 2002. All members were present for those meetings. Otherwise, the Board of Directors has no other committees.

        Compliance with Section 16(a) of the Securities Exchange Act of 1934.

        Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires the Company’s officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. Mr. Sax filed a timely Form 5 covering a late filing of a Form 4 during the last fiscal year. All of the new officers or directors filed timely Forms 5 covering late Forms 3 filings in the last fiscal year.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
			Awards			Payouts
Name and Principal Position	Year	Salary Compen- sation($)	Annual Bonus ($)	Other Stock Compen- sation ($)		Restricted LTIP Award(s) ($)	Securities Underlying Options (#s)	All Other Options/
Scott J	2002	$300,223	--	$11,550	(4)	--	--	--
Sax	2001	190,412	--	--		--	--	--
President	2000	154,823	--	--		--	--	--
David A	2002	$ 60,000	--	$22,575	(5)	--	200,000(6)	--
Hite	2001	-0-	--	--		--	--	--
Treasurer(1)	2000	-0-
James	2002	$126,125	--	--		--	--	--
Saunders(2)	2001	189,437	--	--		--	--	--
	2000	154,038
Patricia W	2002	$ 20,862		--		--	--	--
Saunders(3)	2001	37,249	--	--		--	--	--
	2000	34,097	--	--		--	--	--

____________________________

(1)	Became an officer in 2002.

(2)	Mr. Saunders resigned in 2002.

(3)	Ms. Saunders resigned in 2002.

(4)	Mr. Sax received 3,000 shares at $.2.50 per share and 3,000 shares at $1.35 per share under our Equity Stock Option Plan during the fiscal year ended December 31, 2002.

(5)

Mr. Hite received 3,000 shares at $2.50 per share, 3,000 shares at $1.35 per share, and 4,500 shares at $2.45 per share under our Equity Stock Option Plan during the fiscal year ended December 31, 2002.

(6)

We have also issued Warrants to Mr. Hite to purchase up to 200,000 shares of our common stock, after adjustment for our one-for-ten reverse split. The Warrants are for a period of two years from the date of grant and are exercisable at $1.00 per share, after adjustment for our one-for-ten reverse split. The warrants may be exercised according to the following schedule:

50,000 warrants are currently exercisable;

50,000 warrants shall be exercisable at such time as we have received at least $1,000,000 in additional equity financing or other acceptable alternative financing and/or credit lines;

50,000 warrants shall be exercisable at such time as our common stock bid price reaches $5.00 per share for thirty consecutive trading days, after adjustment for our one-for-ten reverse split, reducing the issued and outstanding shares to less than 3,000,000; and

50,000 warrants shall be exercisable upon our listing on a national stock exchange agreeable to us.

        We pay the Company’s Directors 3,000 shares per quarter for their service on our Board of Directors. Otherwise, none of the Directors have agreements to acquire common shares.

        2001 STOCK COMPENSATION PLAN

        The Company has a current registration statement on Form S-8 for its 2002 Stock Compensation Plan I. A total of 150,000 shares have been registered under the plan. The Company has issued a total of 200,000 shares and no options under this plan as of March 3, 2003.

        EQUITY INCENTIVE PLAN

        A total of 250,000 shares of common stock, post split, are reserved under the Company’s Equity Incentive Plan. The Company has issued options to acquire 100,000 shares under plan as of December 31, 2002.

Item 10. Security Ownership of Certain Beneficial Owners and Management.

        The following sets forth the number of shares of the Company’s $.0000001 par value common stock beneficially owned by (i) each person who, as of December 31, 2002, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors; and (iii) the Officers and Directors as a group. As of December 31, 2002, there were 2,520,385 common shares issued and outstanding, after giving effect to a one-for-ten reverse split of the common shares, which became effective on February 4, 2002.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)		Percent of Class
Scott J. Sax	636,000	(3)	25.	23%
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224
David A. Hite	10,500	(3)(4)		.42%
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224
Thomas Randall	3,000	(3)		.12%
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224
Bryson Farrill	3,000	(3)		.12%
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224
Officers and Directors	652,500		25.	89%
as a Group (4 Persons)

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owner listed above has sole voting and investment power with respect to the shares shown, unless otherwise indicated

(3)	Directors earn 3,000 shares per quarter for their service on our Board of Directors.

(4)

We have also issued Warrants to Mr. Hite to purchase up to 200,000 shares of our common stock, after adjustment for our one-for-ten reverse split. The Warrants are for a period of two years from the date of grant and are exercisable at $1.00 per share, after adjustment for our one-for-ten reverse split. The warrants may be exercised according to the following schedule:

50,000 warrants are currently exercisable;

50,000 warrants shall be exercisable at such time as we have received at least $1,000,000 in additional equity financing or other acceptable alternative financing and/or credit lines;

50,000 warrants shall be exercisable at such time as our common stock bid price reaches $5.00 per share for thirty consecutive trading days, after adjustment for our one-for-ten reverse split, reducing the issued and outstanding shares to less than 3,000,000; and

50,000 warrants shall be exercisable upon our listing on a national stock exchange agreeable to us.

Mr. Hite became our Secretary-Treasurer and Chief Financial Officer as of July 5, 2002. On December 31, 2002, we borrowed $2,000,000. As a part of the financing, Mr. Hite pledged his right, title, and interest to all securities owned by him in our Company, which includes common shares and warrants.

Item 12. Certain Relationships and Related Transactions.

We issued Warrants to Mr. Hite to purchase up to 200,000 shares of our common stock, after adjustment for our one-for-ten reverse split. The Warrants are for a period of two years from the date of grant and are exercisable at $1.00 per share, after adjustment for our one-for-ten reverse split. The warrants may be exercised according to the following schedule:

50,000 warrants are currently exercisable;

50,000 warrants shall be exercisable at such time as we have received at least $1,000,000 in additional equity financing or other acceptable alternative financing and/or credit lines;

50,000 warrants shall be exercisable at such time as our common stock bid price reaches $5.00 per share for thirty consecutive trading days, after adjustment for our one-for-ten reverse split, reducing the issued and outstanding shares to less than 3,000,000; and

50,000 warrants shall be exercisable upon our listing on a national stock exchange agreeable to us.

Mr. Hite became our Secretary-Treasurer and Chief Financial Officer as of July 5, 2002. On December 31, 2002, we borrowed $2,000,000. As a part of the financing, Mr. Hite pledged his right, title, and interest to all securities owned by him in our Company, which includes common shares and warrants.

PART IV

Item 13. Exhibits and Reports on Form 8-K.

        (a) The following financial information is filed as part of this report:

(1) Financial Statements

(2) Schedules

(3) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.	Description

3.1*	Articles of Incorporation, filed with Form 10SB, March 27, 1999.

3.2*	Bylaws, filed with Form 10-SB, March 27, 1999.

3.3*	Articles of Amendment to change name to easy Qual.com, Inc., filed with Form 10-KSB, March 29, 2001

3.4*	Articles of Amendment to change name to Entrust Financial Services, Inc. , filed with Form 10-KSB, March 29, 2001.

4.1*	Equity Incentive Plan, filed with definitive proxy, July 17, 2001.

4.2*	20012 Stock Compensation Plan I , filed with Form S-8, February 14, 2002.

4.3*	Form of Bayview Debenture, filed with Form 10-KSB, April 12, 2002. as Exhibit 10C

4.4*	Form of Bayview Warrant, filed with Form S-3, May 15, 2002.

4.4a*	Bayview Warrant.

4.5*	Form of Hite Warrant , filed with Form S-3, May 15, 2002.

4.5a*	Hite Warrant.

4.6*	Form of Catalyst Warrant, filed with Form S-3, May 15, 2002.

4.6a*	Catalyst Warrant.

4.7*	Form of Barrett Warrant, filed with Form S-3, May 15, 2002.

4.7a*	Barrett Warrant.

4.8*	Form of King Debenture, filed with Form S-3, May 15, 2002.

10.1*	Asset Purchase Agreement with Allegro Software, Inc., filed with Form 10-KSB, March 29, 2001

10.2*	Employment Agreement with Mr. Edward Nichols, filed with Form 10-KSB, March 29, 2001

10.53*	Consultant Agreement with Catalyst Group, LLC, filed with Form S-3, May 15, 2002.

10.64*	Consultant Agreement with William Barrett , filed with Form S-3, May 15, 2002.

10.5*	Consultant Agreement with David A.Hite, filed with Form 10-KSB, April 12, 2002.

10.6*	Convertible Promissory Note, filed with Form 8-K, January 14, 2003.

10.7*	Pledge Agreement, filed with Form 8-K, January 14, 2003.

10.8*	Guaranty Agreement, filed with Form 8-K, January 14, 2003.

10.9*	Registration Rights Agreement, filed with Form 8-K, January 14, 2003.

10.10*	Escrow Agreement, filed with Form 8-K, January 14, 2003.

10.11*	Security Agreement, filed with Form 8-K, January 14, 2003.

99.1	Certification by Chief Executive Officer

99.2	Certification by Chief Financial Officer

*Previously filed

        (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entrust Financial Services, Inc.

Date: APRIL 14, 2003	By: /s/ Scott J. Sax Scott J. Sax, President and Director

        Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: APRIL 14, 2003	By: /s/ David A. Hite David A. Hite, Chief Financial and Accounting Officer, Treasurer and Director

Date: APRIL 14, 2003	By: /s/ Thomas Randall Thomas Randall, Director

Date: APRIL 14, 2003	By: /s/ Bryson Farrill Bryson Farrill, Director

CERTIFICATIONS

I, Scott J. Sax, certify that:

1.	I have reviewed the report being filed on Form 10-KSB by Entrust Financial Services, Inc.;

2.

Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.

Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Entrust Financial Services, Inc. as of, and for, the periods presented in the report;

4.

I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Entrust Financial Services, Inc and have:

i.

Designed such disclosure controls and procedures to ensure that material information relating to Entrust Financial Services, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

ii.	Evaluated the effectiveness of Entrust Financial Services, Inc's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

iii.	Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

I and the other certifying officer have disclosed, based on our most recent evaluation, to the Entrust Financial Services, Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

i.

All significant deficiencies in the design or operation of internal controls which could adversely affect Entrust Financial Services, Inc.'s ability to record, process, summarize and report financial data and have identified for Entrust Financial Services, Inc.'s auditors any material weaknesses in internal controls; and

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6.

I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: APRIL 14, 2003	/s/ Scott J. Sax Scott J. Sax, Chief Executive Officer

CERTIFICATIONS

I, David A. Hite, certify that:

1.	I have reviewed the report being filed on Form 10-KSB by Entrust Financial Services, Inc.;

2.

Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.

Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Entrust Financial Services, Inc. as of, and for, the periods presented in the report;

4.

I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Entrust Financial Services, Inc and have:

i.

Designed such disclosure controls and procedures to ensure that material information relating to Entrust Financial Services, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

ii.	Evaluated the effectiveness of Entrust Financial Services, Inc's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

iii.	Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

I and the other certifying officer have disclosed, based on our most recent evaluation, to the Entrust Financial Services, Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

i.

All significant deficiencies in the design or operation of internal controls which could adversely affect Entrust Financial Services, Inc.'s ability to record, process, summarize and report financial data and have identified for Entrust Financial Services, Inc.'s auditors any material weaknesses in internal controls; and

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6.

I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: APRIL 14, 2003	/s/ David A. Hite David A. Hite, Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
EXHIBITS
TO
Entrust Financial Services, Inc.

Exhibit No.	Description

3.1*	Articles of Incorporation, filed with Form 10SB, March 27, 1999.

3.2*	Bylaws, filed with Form 10-SB, March 27, 1999.

3.3*	Articles of Amendment to change name to easy Qual.com, Inc., filed with Form 10-KSB, March 29, 2001

3.4*	Articles of Amendment to change name to Entrust Financial Services, Inc. , filed with Form 10-KSB, March 29, 2001.

4.1*	Equity Incentive Plan, filed with definitive proxy, July 17, 2001.

4.2*	20012 Stock Compensation Plan I , filed with Form S-8, February 14, 2002.

4.3*	Form of Bayview Debenture, filed with Form 10-KSB, April 12, 2002. as Exhibit 10C

4.4*	Form of Bayview Warrant, filed with Form S-3, May 15, 2002.

4.4a*	Bayview Warrant.

4.5*	Form of Hite Warrant , filed with Form S-3, May 15, 2002.

4.5a*	Hite Warrant.

4.6*	Form of Catalyst Warrant, filed with Form S-3, May 15, 2002.

4.6a*	Catalyst Warrant.

4.7*	Form of Barrett Warrant, filed with Form S-3, May 15, 2002.

4.7a*	Barrett Warrant.

4.8*	Form of King Debenture, filed with Form S-3, May 15, 2002.

10.1*	Asset Purchase Agreement with Allegro Software, Inc., filed with Form 10-KSB, March 29, 2001

10.2*	Employment Agreement with Mr. Edward Nichols, filed with Form 10-KSB, March 29, 2001

10.53*	Consultant Agreement with Catalyst Group, LLC, filed with Form S-3, May 15, 2002.

10.64*	Consultant Agreement with William Barrett , filed with Form S-3, May 15, 2002.

10.5*	Consultant Agreement with David A.Hite, filed with Form 10-KSB, April 12, 2002.

10.6*	Convertible Promissory Note, filed with Form 8-K, January 14, 2003.

10.7*	Pledge Agreement, filed with Form 8-K, January 14, 2003.

10.8*	Guaranty Agreement, filed with Form 8-K, January 14, 2003.

10.9*	Registration Rights Agreement, filed with Form 8-K, January 14, 2003.

10.10*	Escrow Agreement, filed with Form 8-K, January 14, 2003.

10.11*	Security Agreement, filed with Form 8-K, January 14, 2003.

99.1	Certification by Chief Executive Officer

99.2	Certification by Chief Financial Officer

*Previously filed