Form 10QSB
period 2003-03-31
ENTRUST FINANCIAL SERVICES INC
filed 2003-05-14
CIK 1054303

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X     No

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of March 31, 2003 were 2,526,385 common shares.

References in this document to “us,” “we,” or “the Company” refer to Entrust Financial Services, Inc, its predecessors and its subsidiaries.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheet

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS:
Current assets:
Cash	$ 1,276,725	$ 2,459,425
Loan Receivable	10,000	--
Accounts Receivable	808,089	863,793

Total current assets	2,094,814	3,323,218

Fixed assets
Computers & Equipment	208,118	233,847
Furniture & Fixtures	176,499	176,918

Total fixed assets	384,617	410,765
Less accumulated depreciation	(310,150)	(306,088)

Net fixed assets	74,467	104,677

Other assets:
Prepaid Expenses	137,612	247,682
Note Receivable	500,000	500,000
Marketable Security	3,200	3,200
Employee Advance	11,854	--
Loans Held for Resale	22,462,451	26,600,422
Loan Repurchases	431,400	243,156
Title Co. Advances	472,722	522,787
Intangible Assets (Net)	1,447,500	1,470,000
Deposit	32,708	32,708

Total other assets	25,499,447	29,619,955

TOTAL ASSETS	$ 27,668,728	$ 33,047,850

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$ 56,249	$ 142,399
Accrued Expenses	68,667	214,363
Impounds	51,129	118,015
Notes Payable	--	244,611
Loan Reserve	94,270	105,690
Debenture Payable	--	162,100

Total current liabilities	270,315	987,178

Other Liabilities
Warehouse Line Payable	22,084,322	26,431,314

Total other liabilities	22,084,322	26,431,314

Long-Term Liability:
Loan Payable	2,000,000	2,000,000

Total long-term liability	2,000,000	2,000,000

Stockholder’s equity:
Preferred stock, $.0000001 Par Value
1,000,000 Shares Authorized. None Issued	--	--
Common stock, $.0000001 Par Value
50,000,000 Shares Authorized, 2,526,385 are
issued and outstanding for 2003 and 2,520,385
were issued and outstanding for 2002	1	1
Additional Paid-In Capital	7,554,504	7,550,504
Retained Earnings (Deficit)	(4,159,364)	(3,840,097)
Deferred Compensation	(81,050)	(81,050)

Total Stockholders’ Equity	3,314,091	3,629,358

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY:	$ 27,668,728	$ 33,047,850

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended March 31, 2003	Three-Months Ended March 31, 2002
REVENUE:
Loan Origination Fees	$ 1,316,587	$1,352,716
Premium Income	885,039	1,128,752
Interest Income	436,761	374,177
Miscellaneous Income	6,426	79

Total Revenue	2,644,813	2,855,724

OPERATING EXPENSES:
Loan Origination Cost	1,957,281	2,128,505
Interest Expense	351,681	245,325
General & Administrative	655,118	298,166

Total Operating Expenses	2,964,080	2,671,996

NET PROFIT (LOSS)	$ (319,267)	$ 183,728

NET GAIN/(LOSS) PER COMMON SHARE	$ (0.13)	$ 0.09

WEIGHTED AVERAGE SHARES OUTSTANDING	2,520,385	2,273,622

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STOCKHOLDER’S EQUITY (DEFICIT)
March 31, 2003
(Unaudited)

	COMMON STOCKS Shares Amount		Additional Paid- In Capital	Retained Earnings (Deficit)	Deferred Compensation	Total Stockholder’s Equity
Balance December 31, 1999	1,366,200	1	3,969,259	(1,391,656)	--	2,577,604
Issuance of stock for services 6/00	74,500	--	126,650	--	--	126,650
Issuance of stock for cash 6/00	109,166	--	700,000	--	--	700,000
Issuance of stock for repayment of
Debenture 10/00	285,626	--	500,000	--	--	500,000
Issuance of stock for acquistion 12/00	150,000	--	1,400,000	--	--	1,400,000
Net loss for year	--	--	--	(2,733,739)	--	(2,733,739)

Balance December 31, 2000	1,985,492	1	6,695,909	(4,125,395)	--	2,570,515

Issuance of stock for cash 3/01	50,000	--	100,000	--	--	100,000
Issuance of stock for services 3/01	30,000	--	30,000	--	--	30,000
Issuance of stock for cash 4/01	64,596	--	70,424	--	--	70,424
Issuance of stock for services 5/01	138,534	--	107,219	--	--	107,219
Issuance of stock for services 7/01	5,000	--	3,000	--	--	3,000
Warrants Granted	--	--	207,363	--	(207,363)	--
Warrants Earned	--	--	--	--	126,313	126,313
Net profit for the year	--	--	--	630,908	--	630,908

Balance December 31, 2001	2,273,622	1	7,213,915	(3,494,487)	(81,050)	3,638,379

Issuance of stock for services 2/02	10,000	--	13,000	--	--	13,000
Issuance of stock for services 4/02	8,882	--	5,329	--	--	5,329
Issuance of stock for services 6/02	17,790	--	14,744	--	--	14,744
Issuance of stock for services 7/02	12,000	--	10,230	--	--	10,230
Issuance of stock for services 8/02	8,000	--	16,000	--	--	16,000
Issuance of stock for services 9/02	20,000	--	30,000	--	--	30,000
Issuance of stock for cash 10/02	128,206	--	200,000	--	--	200,000
Issuance of stock for services 10/02	20,000	--	22,000	--	--	22,000
Issuance of stock for services 11/02	10,000	--	11,000	--	--	11,000
Issuance of stock for services 12/02	25,000	--	27,500	--	--	27,500
Cancellation of stock 12/02	(13,115)	--	(92,414)	--	--	(92,414)
Warrants Granted	--	--	79,200	--	(79,200)	--
Warrants Earned	--	--	--	--	79,200	79,200
Net loss for the year	--	--	--	(345,610)	--	(345,610)

Balance December 31, 2002	2,520,385	1	7,550,504	(3,840,097)	(81,050)	3,629,358

Issuance of stock for services 3/03	6,000	--	4,000	--	--	4,000
Net profit for the period	--	--	--	(319,267)	--	(319,267)

Balance March 31, 2003	2,526,385	$ 1	$ 7,554,504	$(4,159,364)	$ (81,050)	$ 3,314,091

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flow
(Unaudited)

	Three-Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net Income (Loss)	$ (319,267)	$ 183,728
Adjustments to reconcile net loss to net cash
used for operating activities
Depreciation	4,062	14,963
Amortization of Intangible Assets	22,500	22,500
Stock issued for services	4,000	13,000
Changes in Assets & Liabilities:
(Increase) notes receivable	--	(54,371)
Decrease (Increase) accounts receivable	55,704	116,552
(Increase) loan receivable	(10,000)	--
Decrease (Increase) prepaid expenses	110,070	6,208
(Increase) employee advance	(11,854)	--
(Increase) Decrease loans held for resale	4,137,971	5,496,868
(Increase) loan repurchases	(188,244)	--
Decrease tiltle co advance	50,065	53,675
(Decrease) accounts payable	(86,150)	(3,297)
Increase (Decrease) notes payable	(244,611)	--
Increase (Decrease) impounds	(66,886)	6,542
Increase (Decrease) loans reserve	(11,420)	109,109
(Decrease) Increase accrued expenses	(145,696)	(32,454)

Net Cash Provided by Operating Activities	3,300,244	5,933,023

Cash Flows from Financing Activities:
Retirement of equipment	27,148	--
(Decrease) debenture payable	(162,100)
Increase (decrease) in Warehouse line payable	(4,346,992)	(5,550,453)

Net Cash Provided by Financing	(4,481,944)	(5,550,453)

Net Increase in Cash & Cash Equivalents	(1,181,700)	382,570
Cash & Cash Equivalents at Beginning of Period	2,458,425	858,848

Cash & Cash Equivalents at End of Period	$ 1,276,725	$ 1,241,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$ 11,723	$ 10,026

Income Taxes	$ --	$ --

NON-CASH TRANSATIONS
Common stock issued in exchange for services	$ 4,000	$ 13,000

The accompanying notes are an integral part of the financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
March 31, 2003
(Unaudited)

Note 1 – Presentation of Interim Information:

In the opinion of the management of Entrust Financial Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three-months ended March 31, 2003 and 2002, and cash flows for the three-months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2002.

Note 2 – Intangible Assets:

Intangible assets consists of the following at March 31, 2003

	Acquis. Cost	Accum. Amort.	Net	Est. Useful Life
Client Contracts	$1,200,000	$235,000	$ 965,000	20 Years
State Approvals	400,000	40,500	359,500	40 Years
Technology Rights	200,000	77,000	123,000	10 Years

Total	$1,800,000	$352,500	$1,447,500

Amortization Expense This Period
Client Contracts	$15,000
State Approvals	2,500
Technology Rights	5,000

Total	$22,500

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
March 31, 2003
(Unaudited)

Note 2 – Intangible Assets (Cont):

Estimated aggregate amortization expense for each of the five succeeding fiscal years:

2003	$90,000
2004	90,000
2005	90,000
2006	90,000
2007	90,000

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Entrust Financial Services, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Entrust Financial Services, Inc. as of March 31, 2003 and the related statements of operations for the three-month period ended March 31, 2001 and 2002, and the cash flows for the three-months ended March 31, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with accounting standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein). In our report dated April 10, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co., LLC
Denver, CO
May 14, 2003

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

         General

         Entrust Financial Services, Inc., (the “Company) is a publicly traded (OTCBB:ENFN) holding company with a core focus on wholesale mortgage banking, through its wholly owned subsidiary, Entrust Mortgage Inc. (“Entrust Mortgage”). Entrust Mortgage markets consumer financial products, including first and second mortgages. Entrust Mortgage specializes in limited documentation loans for good credit quality borrowers. Entrust Mortgage is licensed as a mortgage banker in 37 states and provides mortgage banking services to more than 5,000 contracted mortgage brokers.

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

         The Business

         Entrust Financial Services, Inc. is a holding company with a core focus on wholesale mortgage banking, through its wholly-owned subsidiary, Entrust Mortgage, Inc., (“Entrust Mortgage”). Entrust Mortgage specializes in the non-conforming loan market. The mortgage loan market has been in excess of $ 2.2 trillion a year for the past two years in loan fundings and the non-conforming segment of this market is estimated to be more than 50% of that total. Entrust Mortgage’s financial products include first and second mortgages.

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

         At this time, Entrust Mortgage is funding approximately 160 loans per month. One important factor in Entrust Mortgage’s loan structure is that the loan brokers do not share their loan fees with Entrust Mortgage. This factor allows Entrust Mortgage to gain a growing percentage of the loan broker market.

        Results of Operations

         Our revenues were significantly lower compared to the same period in the previous year. The lower revenues in 2003 were as a result of having higher retail sales production, compared to 2002. For the three months ended March 31, 2003, total revenues were $2,644,813, compared to revenues of $2,855,724 for the same period ended March 31, 2002. Total operating expenses for the three months ended March 31, 2003 were $2,964,080, compared to expenses of $2,671,996 for the same period ended March 31, 2002. The major components of operating expenses are loan origination costs, interest expenses, and general and administrative, which include independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses. Our loan origination expenses were proportionately higher in 2003, compared to 2002 because we made a commitment to expand our loan origination capacity, which accounted for our higher operating expenses. In addition, we had higher interest expenses as a result of our recent loan of $2,000,000.

                 As a result, we had a net loss of $319,267 for the three months ended March 31, 2003, compared to a net profit of $183,728 for the same period ended March 31, 2002. The net loss per share for the three months ended March 31, 2003 was $0.13 per share, compared to a net profit of $0.09 per share for the same period ended March 31, 2002.

                 The net loss was primarily attributable to our increased overhead, which we believe is a necessary investment to expand our mortgage operations. We believe that this investment will eventually lead to greater profits from our mortgage operations. We expect to see the effect of this change in the next quarter. The first quarter is historically the slowest quarter for our mortgage business. We are typically not profitable in the first quarter. Last year was the only year in our history in which we were able to post a profit in the first quarter. We anticipate a much greater level of earnings for the remaining three quarters. April mortgage fund numbers support that trend. Our principal focus will continue to be the mortgage banking business.

                 We have various representations and warranties which we make to secondary market investors on loans sold into secondary markets. If a mortgage goes into early payment default (usually within 3 months) we are obligated to repurchase the loan. If it is determined that fraud has been committed on a loan application, we are also obligated to repurchase the loan. We usually sell the loan into an available loan market, typically at a discount. In some cases, we foreclose on the loan, and sell the property to recover our potential losses.

                 The repurchase of loans requires capital or credit to repurchase the loan until the resolution. We currently use a repurchase line of credit to facilitate repurchases, but anticipate the need to expand these facilities.

                 Liquidity and Capital Resources

                 As of the end of the reporting period, we had cash or cash equivalents of $1,276,725, compared to $1,241,418 for the previous year.

                 Net cash provided by our operating activities was to $3,300,244 for the three months ended March 31, 2003, compared to net cash provided of $5,933,023 for the three months ended March 31, 2002.

                 We generated cash flows from financing activities on our warehouse lines of credit for the three months ended March 31, 2003 of $4,481,944 compared to generating $5,550,453 for the three months ended March 31, 2002.

                 We exchanged $4,000 in common stock for services for the three months ended March 31, 2003, compared to $13,000 for the three months ended March 31, 2002.

                 Our cash and cash equivalents position remain very healthy, compared to previous fiscal quarters. We have an excess of current assets over liabilities of approximately $1.8 Million for the fiscal quarter ended March 31, 2003. While we are definitely in a much healthier financial position than we have ever been in our history, we must continue to look at ways to generate additional cash and cash equivalents to meet our expanding mortgage company requirements. We are looking at increased warehouse lines to expand the funding of our mortgage company requirements. Short term capital has been sufficient to meet its current growth trends, but to continue to grow at its projected pace, we will need to increase our warehouse lines of credit and possibly seek equity investments to keep our debt to equity ratios in line with our warehousing lender’s requirements. At the present time, we are in active discussions to increase our credit line, but no definitive agreements are in place.

                 Other than as disclosed herein, there are no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by us.

                 We do not intend to pay dividends in the foreseeable future.

                 Impact of Inflation and Currency Fluctuations

                 Inflation affects our operations by its effect on the interest rates and prices of real estate and costs of funds. Our current operations are limited the United States of America. The strength or weakness of the American dollar versus other currencies in the world could affect the long-term cost of real estate and interest rate policies to the extent that it could impact our lending policies and capabilities.

ITEM 3. Controls and Procedures

         Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of our management, including the President and the Chief Financial Officer. In accordance with SEC requirements, the President and Chief Financial Officer note that, since the date of the evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon our evaluation, the President and Chief Financial Officer have concluded that our disclosure controls are effective to ensure that material information relating to us is made known to management, including the President and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II-OTHER INFORMATION:

ITEM 1. Legal Proceedings.

         No legal proceedings of a material nature to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his capacity as such.

ITEM 2. Changes in Securities and Use of Proceeds. None.

ITEM 3. Defaults upon Senior Securities. None.

ITEM 4. Submission of Matters to a Vote of Security Holders. None.

ITEM 5. Other Information. None.

ITEM 6. Exhibits and Reports on Form 8-K:

(a)	Exhibit 99.1 Certification of Chief Executive Officer, Scott J. Sax, pursuant to 18 USC Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
(b)	Exhibit 99.2 Certification of Chief Financial Officer, David Hite, pursuant to 18 USC Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

                         We filed one report on Form 8-K during the fiscal quarter ended March 31, 2003. This report was dated January14, 2003 and announced our borrowing of $2,000,000.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                              ENTRUST FINANCIAL SERVICES, INC.

Dated:    May 14, 2003                                                                              By:    /s/ Scott J. Sax
                                                                                                                           Scott J. Sax, Chief Executive Officer and President

Dated:    May 14, 2003                                                                              By:    /s/ David Hite
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

ii.	Evaluated the effectiveness of Entrust Financial Services, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

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

i.

All significant deficiencies in the design or operation of internal controls which could adversely affect Entrust Financial Services, Inc.‘s ability to record, process, summarize and report financial data and have identified for Entrust Financial Services, Inc.‘s auditors any material weaknesses in internal controls; and

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

         6.     I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: MAY 14, 2003

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

ii.	Evaluated the effectiveness of Entrust Financial Services, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

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

i.

All significant deficiencies in the design or operation of internal controls which could adversely affect Entrust Financial Services, Inc.‘s ability to record, process, summarize and report financial data and have identified for Entrust Financial Services, Inc.‘s auditors any material weaknesses in internal controls; and

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

         6.     I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: MAY 14, 2003

By: /s/ David Hite David Hite, Chief Financial Officer