Form 10QSB
period 2003-06-30
ENTRUST FINANCIAL SERVICES INC
filed 2003-08-14
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File No. 0-23965

ENTRUST FINANCIAL SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

COLORADO	84-1374481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6795 E. Tennessee Ave.
5th Floor
Denver, Colorado 80224
(Address of principal executive offices)

Issuer's telephone number: (303) 322-6999

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such reports) and (2) has been subject to such filing requirements for the past 90 Days.

Yes   [X]       No   [   ]

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

                                                                                                                               Outstanding at
                       Class                                                                                               June 30, 2003

    Common Stock, No Par Value, net of
              Treasury Stock                                                                                             2,546,795

Transitional Small Business Disclosure Format (check one):

Yes   [  ]       No   [X]

ENTRUST FINANCIAL SERVICES, INC.
FORM 10-QSB
TABLE OF CONTENTS

                                                                                                                                                                                            PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Condensaed Consolidated Financial Statements
Balance Sheets as of June 30, 2003 and June 30, 2002	3
Statements of Operations for the three and six months
ended June 30, 2003 and 2002	4
Statements of Cash Flows for the six months ended
June 30, 2003 and 2002	5
Notes to the Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	14
Item 3. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 2. Changes in Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits and Reports on Form 8-K	20
Item 6a. Exhibit List	20
FORM 10-QSB SIGNATURE PAGE	21
Exhibit 18 Letter on change in Accounting Principles	23
Exhibit 31.1 Certification of CEO pursuant to Sec. 302	24
Exhibit 31.2 Certification of CEO pursuant to Sec. 302	25
Exhibit 32.1 Certification of CEO pursuant to Sec. 906	26
Exhibit 32.2 Certification of CEO pursuant to Sec. 906	27

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Balance Sheet

	June 30, 2003 (unaudited)	December 31, 2002
ASSETS
Cash	$ 1,463,971	$ 2,459,425
Loans held for sale	28,675,212	26,600,422
Accounts Receivable	95,674	863,793
Notes Receivable	500,000	500,000
Prepaid expenses and other assets	811,463	1,049,533
Intangible Assets, net	1,425,000	1,470,000
Computer, equipment furniture, net	146,117	104,677

Total assets	$ 33,117,437	$ 33,047,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse lines of credit	$ 28,079,575	$ 26,431,314
Convertible Promissory Note	2,000,000	2,000,000
Notes & Debenture payable	--	406,711
Loan Reserve	1,011,851	105,690
Accrued expenses and other liabilities	783,120	474,777

Total liabilities	31,874,546	29,418,492
Stockholders’ equity
Preferred stock, $.0000001 Par Value,
5,000,000 shares authorized, none issued	--	--
Common stock, $.0000001 Par Value,
50,000,000 shares authorized, 2,546,795
shares issued at June 30, 2003 and
2,520,385 at December 31, 2002	1	1
Additional Paid-In Capital	7,579,504	7,550,504
Accumulated Deficit	(6,336,612)	(3,840,097)
Deferred Compensation	--	(81,050)

Total stockholders’ equity	1,242,891	3,629,358

Total liabilities and stockholders’ equity	$ 33,117,437	$ 33,047,850

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Statements of Operations
(Unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Revenues
Loan Origination Fees	$ 3,030,894	$2,705,432	$ 1,714,307	$1,420,901
Premium Income	2,519,507	2,460,012	1,634,468	1,263,074
Interest income	875,523	712,108	438,762	337,934
Miscellaneous income	7,203	468	776	387

Total revenues	6,433,127	5,878,020	3,788,313	3,022,296
Expenses
Loan Origination Costs	6,309,705	3,761,694	4,170,566	1,928,546
Interest expense	1,068,584	514,323	716,902	268,998
General & Administrative	1,197,064	1,176,717	642,754	578,194

Total expenses	8,575,353	5,452,734	5,530,222	2,775,738

Cumulative effect of change
in accounting principle,
net of tax	354,289	--	354,289	--

Net income (loss)	$(2,496,515)	$ 425,286	$(2,096,198)	$ 246,558

Basic earnings per common
share before cumulative
effect of change in
accounting principle	$ (0.84)	$ 0.19	$ (0.69)	$ 0.11
Per share cumulative effect
of a change in accounting
principle	$ (0.14)	--	$ (0.14)	--

Basic earnings per share	$ (0.98)	$ 0.19	$ (0.83)	$ 0.11

Diluted earnings per share	$ (0.98)	$ 0.18	$ (0.83)	$ 0.10

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Statements of Cash Flow
(Unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Cash flows from operating activities
Net income (loss)	$(2,496,515)	$ 425,286
Adjustments to reconcile net income (loss)
to net cash used in operating activities
Depreciation	64,141	46,297
Interest Expense	327,288	--
Amortization of Intangible Assets	45,000	45,000
Stock Issued for Services	29,000	33,073
Compensation expense related to options	81,050	77,000
Changes in Assets & Liabilities:
(Increase) Notes Receivable	--	(230,840)
(Increase) Decrease Accounts Receivable	768,119	(40,488)
(Increase) Decrease loans held for sale	(2,074,790)	1,575,548
Decrease Prepaid Expense and other assets	238,070	64,568
Increase Loan Repurchase	--	616,488
Increase Loan Reserve	906,161	29,680
(Decrease)Accrued Expense and other liabilities	(18,947)	(47,608)

Net cash (used in) from operating activities	(2,131,423)	2,594,004
Cash flows from investing activities
Retirement of Equipment	8,615	--
Purchase of Capital Equipment	(114,196)	(276,087)

Net cash used in investing activities	(105,581)	(276,087)
Cash flows from financing activities
Change in warehouse lines of credit, net	1,648,261	(2,477,550)
Decrease debenture Payable	(162,100)	--
(Decrease) Increase notes payable	(244,611)	81,930

Net cash (used in) from financing activities	1,241,550	(2,395,620)

Decrease in cash and cash equivalents	(995,454)	(77,703)
Cash & cash equivalents at beginning of period	2,459,425	858,848

Cash and cash equivalents at end of period	$ 1,463,971	$ 781,145

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
June 30, 2003
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Entrust Financial Services, Inc. (“The Company”) was incorporated on November 8, 1996, under the laws of the State of Colorado as Centennial Banc Share Corporation. The name of the Company was changed to Entrust Financial Services, Inc. as of April 6, 2001. The Company was formed for the purpose of developing and maintaining the business associated with mortgage banking.

On April 30, 1999 the Company purchased 100% of Entrust Mortgage, Inc., a Colorado corporation, which is a wholly owned subsidiary of the Company and is included in the consolidated financial statements.

The Company, through its subsidiary, Entrust Mortgage, Inc. is engaged in mortgage banking activities in 38 states. The Company’s mortgage banking business is principally focused on wholesale and retail residential mortgage origination activities. The Company primarily originates non-conforming mortgage loans, which are loans that do not conform to FNMA, FHLMC, FHA and VA requirements. The principal deviation from such standards relate to the lower documentation standards where there is a lower loan-to-value ratio, although some do not conform because of the size of the mortgage loan. The Company’s underwriting guidelines are based upon the underwriting standards established by investors to whom such loans are sold.

Wholesale loan origination involves the funding by the Company of loans submitted by non-affiliated mortgage brokers. The Company has active contractual relationships with over 600 brokers firms and supports this clientele with traditional telemarketing and a web-based, proprietary automated underwriting system that supports the loan application process 24 hours a day, 7 days a week. In addition, the Company has a regional sales force in Florida, California, Nevada and Colorado supporting the wholesale division. The Company realizes revenue from the sale of such loans to investors for a price greater than the amount paid to the mortgage broker.

Retail loan origination involves the direct solicitation of realtors, builders and prospective borrowers for the origination of mortgage loans. The Company derives revenues from the loan origination fees and the loan premium fee that is received from the purchaser of the loan. Generally, the revenue is shared on a negotiated basis with loan officers and others who procure the loan and assist in the loan origination process. The financial benefits to the Company of the retail division is both as a source of loans for the wholesale division and as a source of loan fees to improve total profits.

Company’s management monitors the revenue streams of the various products and services. Operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s mortgage banking operation is considered by management to be aggregated in one reportable operating segment.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
June 30, 2003
(Unaudited)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that might be expected for the 12 months ending December 31, 2003.

Use of Estimates: Accounting principles generally accepted in the United States of America require management to make estimates and assumptions in preparing financial statements that affect the amounts reported and disclosed. These estimates and assumptions may change in the future, and future results could differ from these estimates. Areas involving the use of management’s estimates and assumptions, which are susceptible to change in the near term, include valuation of loans held for sale and loan loss reserves.

Loan Loss Reserve: The Company’s loan loss reserve can fluctuate from time to time based on management’s most current estimate of risk exposure, using past experience and the most available economic circumstances. For 2003, management increased the loan loss reserve to 1/2% of 1% for wholesale loan fundings and provided an additional amount based on the loan default experience. The effect of the change in estimate was a one-time non-cash reduction to the Company’s earnings of $1.4 million or approximately $0.55 per share, which is included in operations for the period ended June 30, 2003.

Revenue Recognition: The Company originates all of their mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them into the secondary market. The Company’s earnings come from fees charged at closing, margins earned by selling loans for a premium and interest paid to the Company on a loan while the Company holds the loan for sale. Loan Origination fees and the direct Loan Origination costs are deferred until the related loan is sold. Margins earned by selling loan are recognized when the purchaser has taken title and assume the risks and rewards of ownership. Income on all loans is recognized on the interest method. Accrual of interest income is suspended at the time at which collection of an account becomes doubtful.

Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which among other guidance clarified, the Staff’s view on various revenue recognition and reporting matters. As a result, effective April 1, 2003, the Company adopted a change in its method of accounting for Loan Origination Fees and Costs. Under the new accounting method, the Loan Origination fees and the direct Loan Origination costs are deferred until the related loan is sold for a premium to a secondary investor. This method of recording revenue is more preferable and consistent with Financial Accounting Standards Board No. 91.

The implementation of the change has been accounted for as a change in accounting principle and applies cumulatively as if the change occurred at April 1, 2003. The effect of the change was a one-time non-cash reduction to the Company’s earnings of $354,289 or approximately $0.14 per share, which is included in operations for the period ended June 30, 2003.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
June 30, 2003
(Unaudited)

Loans Held for Sale: Balances include deferred origination fees and costs and are stated at the lower of cost or market value in the aggregate. The market value of mortgage loans held for sale is based on market prices and yields at period end in normal market outlets used by the Company.

Impact of Interest Rate Fluctuations: Interest rate fluctuations generally have a direct impact on a mortgage banking institution’s financial performance. Significant increases in interest rates may make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans as well as potentially reduce the number of borrowers who are seeking to refinance their current loan. As a result, the volume and related income from loan originations may be reduced.

Significant decreases in interest rates may enable more potential borrowers to purchase residential property and to qualify for a mortgage loan as well as potentially increase the number of borrowers who are seeking to refinance their current loan. As a result, the volume and related income from loan originations may increase. However, significant decreases in interest rates may result in higher anticipated loan prepayment activity.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current presentation. There was no impact to net income (loss) in any period.

NOTE 2 - CONVERTIBLE PROMISSORY NOTE

The Company has a Convertible Promissory Note (“Note”) maturing on March 27, 2005. The interest is payable at 12% per annum, payable monthly, in arrears, and there is a 33% bonus interest payable only upon maturity or prepayment of the Note. However, upon maturity or prepayment of the Note, the Lender has the option of either receiving the additional bonus interest or foregoing the additional bonus interest and converting the Note into common stock at a conversion price of $3.00 per share, subject to price adjustments in certain defined circumstances. The Note is secured by all the assets (e.g. accounts, contracts, intangible assets, furniture & fixtures) of Entrust Mortgage, Inc. In addition, the Company entered into a Pledge Agreement, where by all the shares of the common stock of Entrust Mortgage, Inc. are held by the lender to ensure timely payment and performance of the obligation.

The Note contains financial covenants. Beginning in July 2003, the Company was in default under certain financial performance covenants because of its second quarter loss. As a consequence, the Note has been classified as debt due within one year. In accordance with the Note, the Company deposited $100,000 into a sinking fund on August 1, 2003 and will be required to make a $100,000 deposit on a monthly basis until the default is cured. The lender also informed the Company that there was a default in certain unspecified representation covenants relating to the Note. The Company disagrees that there has been a default in any representation covenants.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
June 30, 2003
(Unaudited)

Finally, the lender has informed the Company that it is not declaring the Note due and payable but is reserving its future remedies. The Company believes that should the note be called the Company has adequate resources to satisfy this obligation. However, in accordance with the Pledge Agreement, the lender can exercise its future remedies and take control of Entrust Mortgage, Inc., the only substantial asset of the Company, at any time until all defaults are cured. The Company is currently having discussions with the lender to resolve all outstanding issues. However the Company does not know at this time what the outcome of those discussions will be.

NOTE 3 - WAREHOUSE LINES OF CREDIT

The Company funds mortgage loan originations using various warehouse lines of credit, which are secured by the mortgage loans funded by the lines. Amounts outstanding under the various credit facilities consist of the following:

	June 30, 2003	December 31, 2002
$27.35 million mortgage warehouse credit
facility at a commercial bank; interest
at the 30-day LIBOR plus 225 to 375 basis
points; expires May 31, 2004; interest rate
was 3.62% at June 30, 2003	$27,064,525	$25,496,014
$3 million mortgage warehouse credit
facility at a commercial bank; interest
at the 30-day LIBOR plus 375 basis points;
expires July 2, 2004; interest rate was
4.93% at June 30, 2003	$ 1,015,050	$ 935,300

	$28,079,575	$26,431,314

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
June 30, 2003
(Unaudited)

NOTE 4 - EARNINGS PER SHARE

     The following summarizes the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2003	2002
Basic (loss) earnings per share
Net (loss)income for common stockholders	$(2,096,198)	$ 246,558

Weighted average shares outstanding	2,533,590	2,283,622

Basic (loss) earnings per share	$ (.83)	$ .11

Diluted (loss) earnings per share
Net (loss)income for common stockholders	$(2,096,198)	$ 246,558

Weighted average shares outstanding	2,533,590	2,283,622
Diluted effect of assumed exercise of
stock options	--	82,500

Diluted average shares outstanding	2,533,590	2,366,122
Basic (loss) earnings per share	$ (.83)	$ .10

	Six Months Ended June 30,
	2003	2002
Basic (loss) earnings per share
Net (loss)income for common stockholders	$ (2,496,515)	$ 425,286

Weighted average shares outstanding	2,533,590	2,283,622

Basic (loss) earnings per share	$ (.98)	$ .19

Diluted (loss) earnings per share
Net (loss)income for common stockholders	$ (2,496,515)	$ 425,286

Weighted average shares outstanding	2,533,590	2,283,622
Diluted effect of assumed exercise of
stock options	--	82,500

Diluted average shares outstanding	2,533,590	2,366,122

Diluted (loss) earnings per share	$ (.98)	$ .18

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
June 30, 2003
(Unaudited)

For the three and six months ended June 30, 2003, options to purchase 130,000 of common stock at an average price of $1.60 and warrants to purchase 758,567 shares of common stock at an average price of $1.29 per share were outstanding but were not included in the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common stock and was, therefore, anti-dilutive.

NOTE 5 - COMMITMENTS:

On July 5, 2002 the Company’s Chairman resigned as the CEO and Chairman of the Board. Beginning in July 2002 and continuing for a period of forty-eight months, he shall be entitled to an amount equivalent to 15 basis points on the first $12,500,000 in monthly funding and 5 basis points on the remaining monthly funding on wholesale and retail loans funded by the Company or the Company’s lenders on behalf of the Company. Payments are made monthly and the Company is current on its obligation.

On July 23, 2002 the Company’s Chairman of the Advisory Board resigned. The settlement agreement outlines options for a total of 70,000 shares of common stock to be issued at fair market value, provided, however that a maximum of 10,000 shares may be exercised per quarter starting September 30, 2002 and ending March 31, 2004. Such options are fully vested as of the exercise date. In addition, he will be paid $21,500 per quarter as additional compensation bonus, which he agrees and covenants to apply all such payments solely to the exercise of his stock options. Such bonus is non-cancelable until it expires March 31, 2004.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In November 2002 the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent’s guarantee of its subsidiaries’ debt to a third party. The initial recognition and measurement provisions of FIN 45 are to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148. This Statement amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123‘s fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements, which we have adopted as of December 31, 2002. We do not expect the remaining provisions of SFAS No. 148 to have a material adverse effect upon our financial position or results of operations. (See “Stock-Based Compensation” above.)

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
June 30, 2003
(Unaudited)

In January 2003 the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For VIEs created at an earlier date, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. We have no material interests in VIEs that will require disclosure or consolidation under FIN 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. We do not expect this standard to have a material impact on our financial statements.

NOTE 7 - RECENT REGULATORY DEVELOPMENTS

On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Others will become effective as the SEC adopts appropriate rules.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
June 30, 2003
(Unaudited)

The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation includes:

* The creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

* Auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

     * Additional corporate governance and responsibility measures, including (i) requiring the chief executive officer and chief financial officer to certify financial statements; (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading; (iii) requiring chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and (iv) protecting whistleblowers and informants;

     * Expansion of the power of the audit committee, including the requirements that the audit committee (i) have direct control of the outside auditor, (ii) be able to hire and fire the auditor, and (iii) approve all non-audit services;

     * Expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions;

* Mandatory disclosure by analysts of potential conflicts of interest; and

* A range of enhanced penalties for fraud and other violations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some of the statements in this Form 10-QSB, including some statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-QSB and in our other periodic reports and documents filed with the Securities and Exchange Commission.

     In our Form 10KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002 and in the Footnotes to the unaudited Financial Statements for this report, we identified critical accounting policies and estimates for our business.

Results of Operations

Three Months Ended June 30, 2003

     Loan Origination Fees increased from $1,420,901 for the three months ended June 30, 2002 to $1,714,307 for the three months ended June 30, 2003. Premium income also increased to $1,634,468 for the three months ended June 30, 2003 compared to $1,263,074 for this same period in 2002. The increase is attributable to the Company’s wholesale division increased fundings from $45.9 million in the three months ended June 30, 2002 to $63.5 million in the same period in 2003. In addition, the Company’s retail division increased funding to 22.3 million for the period ending June 30, 2003 compared to $11.1 million for the same period in 2002. The loan volume increased substantially from period to period because of the interest rate environment as individuals continue to refinance their mortgage loans. However, revenue realized on each loan sold is lower for the three months ended June 30, 2003 compared to the same period in 2002.

     Interest income increased from $337,934 for the three months ended June 30, 2002 to $438,762 for the three months ended June 30, 2003. This increase was attributable to an increase in overall loan originations and an increase in the average balance of loans held for sale.

     Loan Origination Costs increased from $1,928,546 for the three months ended June 30, 2002 to $4,170,566 for the three months ended June 30, 2003. The increase was attributed to three main factors: increase in loan origination volume, continued investment in the expansion of the Company’s wholesale organization (sales and operations) and an increase in the Company’s loan loss reserve. In addition, the Company charged an additional $1.0 million to the loan loss reserve based upon the loan default experience.

     Interest expense increased from $268,998 for the three months ended June 30, 2002 to $716,902 for the three months ended June 30, 2003. This increase was the result of the interest paid and accrued on the $2,000,000 Convertible Promissory Note.

     General and administrative expenses increased from $578,194 for the period ended June 30, 2002 to $642,754 for the period ended June 30, 2003.

     The Company reported a Net Loss of $2,096,198 for the three months ended June 30, 2003 compared to Net Income of $246,558 for the three months ended June 30, 2002. This resulted in an a decrease in basic earnings per share from $0.11 for the three months ended June 30, 2002 to ($0.83) for the same period in 2003 and $.10 for the three months ended June 30, 2002 to ($0.83) for the same period in 2003 in diluted earnings per share. The change in accounting estimate for the loan loss reserve and the change in revenue recognition accounted for as a change in accounting principle had a significant impact on the Company’s net loss for the period. The loan loss reserve increased by $1.4 million or approximately $0.55 per share for the period ended June 30, 2003. The implementation of the change in revenue recognition has been accounted for as a change in accounting principle and applies cumulatively as if the change occurred at April 1, 2003. The effect of the change was a one-time non-cash reduction to the Company’s Earnings of $354,289 or approximately $0.14 per share, which is included in operations for the period ended June 30, 2003.

Results of Operations

Six Months Ended June 30, 2003

     Loan Origination Fees increased from $2,705,432 for the six months ended June 30, 2002 to $3,030,894 for the six months ended June 30, 2003. Premium income also increased to $2,519,507 for the six months ended June 30, 2003 compared to $2,460,012 for this same period in 2002. The increase is attributable to the wholesale Division increased fundings from $84.6 million in the six months ended June 30, 2002 to $102.4 million in the same period in 2003. In addition, the Company’s retail division increased funding to 42.5 million for the period ending June 30, 2003 compared to $21.5 million for the same period in 2002. The loan volume increased substantially from period to period because of the interest rate environment as individuals continue to refinance their mortgage loans. Revenue realized on each loan sold is lower for the three months ended June 30, 2003 compared to the same period in 2002.

     Interest income increased from $712,108 for the six months ended June 30, 2002 to $875,523 for the six months ended June 30, 2003. This increase was attributable to an increase in overall loan originations and an increase in the average balance of loans held for sale.

     Loan Origination Costs increased from $3,761,694 for the six months ended June 30, 2002 to $6,309,705 for the six months ended June 30, 2003. The increase was attributed to three main factors: increase in loan origination volume, continued investment in the expansion of the Company’s wholesale organization, and increase in the loan loss reserve. In addition, the Company charged an additional $1.0 million to the loan loss reserve based upon the loan default experience.

     The implementation of the change in revenue recognition has been accounted for as a change in accounting principle and applies cumulatively as if the change occurred at April 1, 2003. The effect of the change was a one-time non-cash reduction to the Company’s Earnings of $354,289 or approximately $0.14 per share, which is included in operations for the period ended June 30, 2003.

     Interest expense increased from $514,323 for the six months ended June 30, 2002 to $1,068,584 for the six months ended June 30, 2003. This increase was the result of the interest paid and accrued on the $2,000,000 Convertible Promissory Note.

     General and administrative expenses increased from $1,176,717 for the period ended June 30, 2002 to $1,197,064 for the period ended June 30, 2003.

     The Company reported a Net Loss of $2,496,515 for the six months ended June 30, 2003 compared to Net Income of $425,286 for the six months ended June 30, 2002. This resulted in an a decrease in basic earnings per share from $0.19 for the three months ended June 30, 2002 to ($0.98) for the same period in 2003 and $.18 for the three months ended June 30, 2002 to ($0.98) for the same period in 2003 in diluted earnings per share. The change in accounting estimate for the loan loss reserve and the change in revenue recognition accounted for as a change in accounting principle had a significant impact on the Company’s net loss for the period. The loan loss reserve increased by $1.4 million or approximately $0.55 per share for the period ended June 30, 2003. The implementation of the change in revenue recognition has been accounted for as a change in accounting principle and applies cumulatively as if the change occurred at April 1, 2003. The effect of the change was a one-time non-cash reduction to the Company’s Earnings of $354,289 or approximately $0.14 per share, which is included in operations for the period ended June 30, 2003.

Liquidity and Capital Resources

     Loan origination increased substantially for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. For the six months ended June 30, 2003 the Company originated $102.3 million in loans held for sale and sold $100.7 million of loans. This compares to the origination of $84.6 million in loans held for sale and the sale of $86.1 million in loans for the six months ended June 30, 2002.

     As a consequence, during the six months ended June 30, 2003, net cash used in operating activities was $2,131,423 compared to net cash provided from operating activities of $2,594,004 for the six months ended June 30, 2002. Net cash used in operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale.

     Net cash used in investing activities was $276,087 for the period ended June 30, 2002 compared to $105,581 for the period ended June 30, 2003. These investments are primarily used to purchase new equipment and to upgrade existing equipment. The Company believes it will continue to make investments in technology in the future to enhance and maintain its product and service offerings.

     Cash flow used in financing activities for the six months ended June 30, 2003 was $1,241,550 and cash flow from financing activities for the period ending June 30, 2002 was $2,395,620. This change resulted largely from the fluctuation in warehouse lines of credit.

     The decrease in net cash flow from operating, financing, and investing activities was $77,703 for the period ended June 30, 2002 and $995,454 for the period ended June 30, 2003, which primarily reflects the net loss from operations and the decrease in Notes & Debenture Payables.

     Cash flow requirements depend on the level and timing of the Company’s activities in loan origination in relation to the timing of the sale of such loans. In addition, the Company requires cash flow for the payment of operating expenses, interest expense, and capital expenditures. Currently, the Company’s primary sources of funding are borrowings under warehouse lines of credit, proceeds from the sale of loans in the secondary market and internally generated funds.

     Liquidity refers to the ability or the financial flexibility to manage future cash flows and fund operations on a timely and cost-effective basis.

     The Company’s sources of cash flow include cash from premium income on the sale of mortgage loans, net interest income, and borrowings. The Company sells its mortgage loans generally on a monthly basis to generate cash for operations. The Company’s uses of cash in the short term include the funding of mortgage loan purchases and originations and purchases of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes and capital expenditures.

     The Company has a Convertible Promissory Note (“Note”) maturing on March 27, 2005. The interest is payable at 12% per annum, payable monthly, in arrears, and there is a 33% bonus interest payable only upon maturity or prepayment of the Note. However, upon maturity or prepayment of the Note, the Lender has the option of either receiving the additional bonus interest or foregoing the additional bonus interest and converting the Note into common stock at a conversion price of $3.00 per share, subject to price adjustments in certain defined circumstances. The Note is secured by all the assets (e.g. accounts, contracts, intangible assets, furniture & fixtures) of Entrust Mortgage, Inc. In addition, the Company entered into a Pledge Agreement, where by all the shares of the common stock of Entrust Mortgage, Inc. are held by the lender to ensure timely payment and performance of the obligation.

     The Note contains financial covenants. Beginning in July 2003, the Company was in default under certain financial performance covenants because of its second quarter loss. As a consequence, the Note has been classified as debt due within one year. In accordance with the Note, the Company deposited $100,000 into a sinking fund on August 1, 2003 and will be required to make a $100,000 deposit on a monthly basis until the default is cured. The lender also informed the Company that there was a default in certain unspecified representation covenants relating to the Note. The Company disagrees that there has been a default in any representation covenants.

     Finally, the lender has informed the Company that it is not declaring the Note due and payable but is reserving its future remedies. The Company believes that should the note be called the Company has adequate resources to satisfy this obligation. However, in accordance with the Pledge Agreement, the lender can exercise its future remedies and take control of Entrust Mortgage, Inc., the only substantial asset of the Company, at any time until all defaults are cured. The Company is currently having discussions with the lender to resolve all outstanding issues. However the Company does not know at this time what the outcome of those discussions will be.

     The Company funds its business through the use of warehouse lines of credit. The warehouse lines of credit currently have a limit of $30 million. The warehouse lines of credit are payable on demand. The terms of the warehouse lines of credit impose certain limitations on the operations of the Company.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     There are no material pending legal proceedings, which the Company is a party other than ordinary routine litigation incidental to their business.

ITEM 2. Changes in Securities and Use of Proceeds

     None

ITEM 3. Defaults Upon Senior Securities

     The Company has a Convertible Promissory Note (“Note”) maturing on March 27, 2005. The interest is payable at 12% per annum, payable monthly, in arrears, and there is a 33% bonus interest payable only upon maturity or prepayment of the Note. However, upon maturity or prepayment of the Note, the Lender has the option of either receiving the additional bonus interest or foregoing the additional bonus interest and converting the Note into common stock at a conversion price of $3.00 per share, subject to price adjustments in certain defined circumstances. The Note is secured by all the assets (e.g. accounts, contracts, intangible assets, furniture & fixtures) of Entrust Mortgage, Inc. In addition, the Company entered into a Pledge Agreement, where by all the shares of the common stock of Entrust Mortgage, Inc. are held by the lender to ensure timely payment and performance of the obligation.

     The Note contains financial covenants. Beginning in July 2003, the Company was in default under certain financial performance covenants because of its second quarter loss. As a consequence, the Note has been classified as debt due within one year. In accordance with the Note, the Company deposited $100,000 into a sinking fund on August 1, 2003 and will be required to make a $100,000 deposit on a monthly basis until the default is cured. The lender also informed the Company that there was a default in certain unspecified representation covenants relating to the Note. The Company disagrees that there has been a default in any representation covenants.

     Finally, the lender has informed the Company that it is not declaring the Note due and payable but is reserving its future remedies. The Company believes that should the note be called the Company has adequate resources to satisfy this obligation. However, in accordance with the Pledge Agreement, the lender can exercise its future remedies and take control of Entrust Mortgage, Inc., the only substantial asset of the Company, at any time until all defaults are cured. The Company is currently having discussions with the lender to resolve all outstanding issues. However the Company does not know at this time what the outcome of those discussions will be.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: see the attached Exhibit Index following the signature page.

     (b) Reports on Form 8-K:

     The Company filed no reports under cover of Form 8-K during the reporting period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003

Entrust Financial Services Inc.

By: /s/ Scott J. Sax Scott J. Sax Chief Executive Officer By: /s/ Jeffrey D. Rudolph Jeffrey D. Rudolph Chief Financial Officer

EXHIBIT INDEX
Form 10-QSB
Quarter Ended June 30, 2003

Exhibit No.	Description
18	Letter on change in Accounting Principles
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002