Form 10QSB
period 2003-09-30
ENTRUST FINANCIAL SERVICES INC
filed 2003-11-17
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File No. 0-23965

ENTRUST FINANCIAL SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

COLORADO	84-1374481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
                       Class                                                                                               September 30, 2003

    Common Stock, No Par Value, net of
              Treasury Stock                                                                                             2,546,795

Transitional Small Business Disclosure Format (check one):

Yes   [  ]       No   [X]

ENTRUST FINANCIAL SERVICES, INC.
FORM 10-QSB
TABLE OF CONTENTS

		PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Balance Sheets as of September 30, 2003 and December 31, 2002	3
Statements of Operations for the three and nine months
ended September 30, 2003 and 2002	4
Statements of Cash Flows for the nine months ended
September 30, 2003 and 2002	5
Notes to the Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	12
Item 3. Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 2. Changes in Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	16
Item 6a. Exhibit List	18
FORM 10-QSB SIGNATURE PAGE	19
Exhibit 31.1 Certification of CEO pursuant to Sec. 302	20
Exhibit 31.2 Certification of CFO pursuant to Sec. 302	21
Exhibit 32.1 Certification of CEO pursuant to Sec. 906	22
Exhibit 32.2 Certification of CFO pursuant to Sec. 906	23

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
Balance Sheet

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash	$ 1,536,487	$ 2,459,425
Cash - Restricted	200,052	0
Loans held for sale	28,797,337	26,600,422
Accounts Receivable	111,662	863,793
Notes Receivable	500,000	500,000
Prepaid expenses and other assets	817,160	1,049,533
Intangible Assets, net	1,402,500	1,470,000
Computer, equipment furniture, net	112,668	104,677

Total assets	$ 33,477,866	$ 33,047,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse lines of credit	$ 28,415,797	$ 26,431,314
Convertible Promissory Note	2,000,000	2,000,000
Notes & Debenture payable	--	406,711
Loan Reserve	1,037,294	105,690
Accrued expenses and other liabilities	1,086,896	474,777

Total liabilities	32,539,987	29,418,492
Stockholders’ equity
Preferred stock, $.0000001 Par Value,
5,000,000 shares authorized, none issued	--	--
Common stock, $.0000001 Par Value,
50,000,000 shares authorized, 2,546,795
shares issued at Sept 30, 2003 and
2,520,385 at December 31, 2002	1	1
Additional Paid-In Capital	7,579,504	7,550,504
Accumulated Deficit	(6,641,626)	(3,840,097)
Deferred Compensation	--	(81,050)

Total stockholders’ equity	937,879	3,629,358

Total liabilities and stockholders’ equity	$ 33,477,866	$ 33,047,850

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Statements of Operations
(Unaudited)

	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002	Three Months Ended Sept. 30, 2003	Three Months Ended Sept. 30, 2002
Revenues
Loan Origination Fees	$ 4,914,240	$4,246,688	$ 1,883,346	$1,541,256
Premium Income	4,031,763	3,764,202	1,512,256	1,304,191
Interest income	1,374,401	1,175,576	498,878	463,467
Miscellaneous income	7,542	1,109	214	641

Total revenues	10,327,946	9,187,575	3,894,694	3,309,555
Expenses
Loan Origination Costs	9,277,924	6,012,381	2,968,024	2,250,687
Interest expense	1,636,254	797,130	568,351	282,807
General & Administrative	1,861,006	1,811,604	664,136	634,897

Total expenses	12,775,184	8,621,115	4,200,511	3,168,391

Cumulative effect of change
in accounting principle,
net of tax	354,289	--	--	--

Net income (loss)	$(2,801,527)	$ 566,460	$ (305,817)	$ 141,164

Basic earnings per common
share before cumulative
effect of change in
accounting principle	$ (0.97)	$ 0.25	$ (0.12)	$ 0.06
Per share cumulative effect
of a change in accounting
principle	$ (0.14)	--	--	--

Basic earnings per share	$ (1.11)	$ 0.25	$ (0.12)	$ 0.06

Diluted earnings per share	$ (1.11)	$ 0.24	$ (0.12)	$ 0.06

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Statements of Cash Flow
(Unaudited)

	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002
Cash flows from operating activities
Net income (loss)	$(2,801,527)	$ 566,460
Adjustments to reconcile net income (loss)
to net cash used in operating activities
Depreciation	99,792	77,705
Interest Expense	501,746	--
Amortization of Intangible Assets	67,500	67,500
Stock Issued for Services	29,000	92,303
Compensation expense related to options	81,050	77,000
Changes in Assets & Liabilities:
(Increase) Notes Receivable	--	(201,525)
(Increase) Decrease Accounts Receivable	762,131	(234,982)
(Increase) Decrease loans held for sale	(2,196,915)	(5,718,074)
Decrease Prepaid Expense and other assets	233,194	28,812
Increase Loan Reserve	931,604	475,548
(Decrease)Accrued Expense and other liabilities	99,550	(151,993)

Net cash (used in) from operating activities	(2,192,875)	(4,921,246)
Cash flows from investing activities
Retirement of Equipment	8,615	--
Purchase of Capital Equipment	(116,398)	(276,087)

Net cash used in investing activities	(107,783)	(276,087)
Cash flows from financing activities
Change in warehouse lines of credit, net	1,984,483	4,998,387
Decrease debenture Payable	(162,100)	--
(Decrease) Increase notes payable	(244,611)	57,828

Net cash (used in) from financing activities	1,577,772	5,056,215

Decrease in cash and cash equivalents	(722,886)	(141,118)
Cash & cash equivalents at beginning of period	2,459,425	858,848

Cash and cash equivalents at end of period	$ 1,736,539	$ 717,730

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
September 30, 2003
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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that might be expected for the 12 months ending December 31, 2003.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
September 30, 2003
(Unaudited)

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

Loan Loss Reserve: The Company’s loan loss reserve can fluctuate from time to time based on management’s most current estimate of risk exposure, using past experience and the most available economic circumstances. For 2003, management increased the loan loss reserve to 1/2% of 1% for wholesale loan fundings and provided an additional amount based on the loan default experience. The effect of the change in estimate was a one-time non-cash reduction to the Company’s earnings of $1.4 million or approximately $0.55 per share, which is included in operations for the nine months ending September 30, 2003.

Revenue Recognition: The Company originates all of its mortgage loans with the intent to sell these loans, without retaining any interest in them into the secondary market. The Company’s earnings come from fees charged at closing, margins earned by selling loans for a premium and interest paid to the Company on a loan while the Company holds the loan for sale. Loan Origination fees and the direct Loan Origination costs are deferred until the related loan is sold. Margins earned by selling loan are recognized when the purchaser has taken title and assumes the risks and rewards of ownership. Income on all loans is recognized on the interest method. Accrual of interest income is suspended at the time at which collection of an account becomes doubtful.

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

The implementation of the change has been accounted for as a change in accounting principle and applies cumulatively as if the change occurred at April 1, 2003. The effect of the change was a one-time non-cash reduction to the Company’s earnings of $354,289 or approximately $0.14 per share, which is included in operations for the nine months ending September 30, 2003.

Restricted Cash: The Company has $200,000 in restricted cash set aside in a sinking fund as of September 30, 2003 and is required to make a $100,000 deposit on a monthly basis until the Company has cured its default under the Convertible Promissory Note.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
September 30, 2003
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

      NOTE 2 – CONVERTIBLE PROMISSORY NOTE

The Company has a Convertible Promissory Note (“Note”) maturing on March 27, 2005. The interest is payable at 12% per annum, payable monthly, in arrears, and there is a 33% bonus interest payable only upon maturity or prepayment of the Note. However, upon maturity or prepayment of the Note, the Lender has the option of either receiving the additional bonus interest or foregoing the additional bonus interest and converting the Note into common stock at a conversion price of $3.00 per share, subject to price adjustments in certain defined circumstances. The Note is secured by all the assets (e.g. accounts, contracts, intangible assets, furniture & fixtures) of Entrust Mortgage, Inc. In addition, the Company entered into a Pledge Agreement, whereby all the shares of the common stock of Entrust Mortgage, Inc. are held by the lender to ensure timely payment and performance of the obligation.

The Note contains financial covenants. Beginning in July 2003, the Company was in default under certain financial performance covenants because of its quarterly loss. As a consequence, the Note has been classified as debt due within one year. In accordance with the Note, the Company has deposited $200,000 into the sinking fund as of September 30, 2003 and will be required to make a $100,000 deposit on a monthly basis until the default is cured. The lender also informed the Company that there was a default in certain unspecified representation covenants relating to the Note. The Company disagrees that there has been a default in any representation covenants.

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
September 30, 2003
(Unaudited)

Finally, the lender has informed the Company that it is not declaring the Note due and payable but is reserving its future remedies. The Company believes that should the note be called the Company has adequate resources to satisfy this obligation. However, in accordance with the Pledge Agreement, the lender can exercise its future remedies and take control of Entrust Mortgage, Inc., the only substantial asset of the Company, at any time, until all defaults are cured. The Company is currently having discussions with the lender to resolve all outstanding issues. However the Company does not know at this time what the outcome of those discussions will be.

NOTE 3 - WAREHOUSE LINES OF CREDIT

The Company funds mortgage loan originations using various warehouse lines of credit, which are secured by the mortgage loans funded by the lines. The Notes contain financial covenants and as of September 30, 2003 the Company was in default under certain financial covenants. The Company is currently having discussions with the lender to resolve all outstanding issues. However the Company does not know at this time what the outcome of those discussions will be. Amounts outstanding under the various credit facilities consist of the following:

	September 30, 2003	December 31, 2002
$27.35 million mortgage warehouse credit
facility at a commercial bank; interest
at the 30-day LIBOR plus 225 to 375 basis
points; expires May 31, 2004; interest rate
was 4.0% at Sept. 30, 2003	$26,221,713	$25,496,014
$3 million mortgage warehouse credit
facility at a commercial bank; interest
at the 30-day LIBOR plus 375 basis points;
expires July 2, 2004; interest rate was
4.93% at Sept. 30, 2003	$ 2,194,084	$ 935,300

	$28,415,797	$26,431,314

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2003:

Useful Life	Acquis. Cost	Accum. Amot.	Net	Est.
Client Contracts	$1,200,000	$265,000	$ 935,000	20 Years
Technology Rights	200,000	87,000	113,000	10 Years
State Approvals	400,000	45,500	354,500	40 Years

Total	$1,800,000	$397,500	$1,402,500

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

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
September 30, 2003
(Unaudited)

      NOTE 5 – INCOME TAXES

As of September 30, 2003, the Company had a net operating loss carryfoward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company’s ability to generate taxable income during the carryforward period. Because, the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company’s effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2013.

      NOTE 6 – EARNINGS PER SHARE

     The following summarizes the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2003	2002
Basic (loss) earnings per share
Net (loss)income for common stockholders	$ (305,817)	$ 141,164

Weighted average shares outstanding	2,533,590	2,310,294

Basic (loss) earnings per share	$ (.12)	$ .06

Diluted (loss) earnings per share
Net (loss) income for common stockholders	$ (305,817)	$ 141,165

Weighted average shares outstanding	2,533,590	2,392,794
Diluted effect of assumed exercise of
stock options	--	--

Diluted average shares outstanding	2,533,590	2,392,794
Basic (loss) earnings per share	$ (.12)	$ .06

	Nine Months Ended September 30,
	2003	2002
Basic (loss) earnings per share
Net (loss)income for common stockholders	$(2,801,527)	$ 566,460

Weighted average shares outstanding	2,533,590	2,310,294

Basic (loss) earnings per share	$ (1.11)	$ .25

Diluted (loss) earnings per share
Net (loss) income for common stockholders	($2,801,527)	$ 566,460

Weighted average shares outstanding	2,533,590	2,392,794
Diluted effect of assumed exercise of
stock options	--	--

Diluted average shares outstanding	2,533,590	2,392,794

Diluted (loss) earnings per share	$ (1.11)	$ .24

ENTRUST FINANCIAL SERVICES, INC.
Notes to Financial Statements
September 30, 2003
(Unaudited)

For the three and nine months ending September 30, 2003, options to purchase 90,000 of common stock at an average price of $1.72 and warrants to purchase 665,084 shares of common stock at an average price of $1.11 per share were outstanding but were not included in the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common stock and was, therefore, anti-dilutive.

      NOTE 7 – COMMITMENTS:

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

Results of Operations

Three Months Ended September 30, 2003

     Loan Origination Fees increased from $1,541,256 for the three months ended September 30, 2002 to $1,883,346 for the three months ended September 30, 2003. Premium income also increased to $1,512,256 for the three months ended September 30, 2003 compared to $1,304,191 for this same period in 2002. The increase is attributable to the Company’s wholesale division increased fundings from $51.9 million in the three months ended September 30, 2002 to $59.7 million in the same period in 2003. In addition, the Company’s retail division increased funding to 26.2 million for the period ending September 30, 2003 compared to $14.0 million for the same period in 2002. The loan volume increased substantially from period to period because of the interest rate environment as individuals continue to refinance their mortgage loans. However, revenue realized on each loan sold is lower for the three months ended September 30, 2003 compared to the same period in 2002.

     Interest income increased from $463,467 for the three months ended September 30, 2002 to $498,878 for the three months ended September 30, 2003. This increase was attributable to an increase in overall loan originations and an increase in the average balance of loans held for sale.

     Loan Origination Costs increased from $2,250,687 for the three months ended September 30, 2002 to $2,968,024 for the three months ended September 30, 2003. The increase was attributed to the increase in loan origination volume and the continued investment in the expansion of the Company’s wholesale organization (sales and operations).

     Interest expense increased from $282,807 for the three months ended September 30, 2002 to $568,351 for the three months ended September 30, 2003. This increase was the result of the interest paid and accrued on the $2,000,000 Convertible Promissory Note.

     General and administrative expenses increased from $634,897 for the period ended September 30, 2002 to $664,136 for the period ended September 30, 2003.

     The Company reported a Net Loss of $305,817 for the three months ended September 30, 2003 compared to Net Income of $141,164 for the three months ended September 30, 2002. This resulted in a decrease in basic earnings per share from $0.06 for the three months ended September 30, 2002 to ($0.12) for the same period in 2003 and $0.06 for the three months ended September 30, 2002 to ($0.12) for the same period in 2003 in diluted earnings per share.

   Results of Operations

   Nine Months Ended September 30, 2003

     Loan Origination Fees increased from $4,246,688 for the nine months ended September 30, 2002 to $4,914,240 for the nine months ended September 30, 2003. Premium income also increased to $3,764,202 for the nine months ended September 30, 2003 compared to $4,031,763 for this same period in 2002. The increase is attributable to the wholesale Division increased fundings from $136.4 million for the nine months ended September 30, 2002 to $162.2 million in the same period in 2003. In addition, the Company’s retail division increased funding to 68.1 million for the period ending September 30, 2003 compared to $33.9 million for the same period in 2002. The loan volume increased substantially from period to period because of the interest rate environment as individuals continue to refinance their mortgage loans. Revenue realized on each loan sold is lower for the nine months ending September 30, 2003 compared to the same period in 2002.

     Interest income increased from $1,175,576 for the nine months ending September 30, 2002 to $1,374,401 for the nine months ended September 30, 2003. This increase was attributable to an increase in overall loan originations and an increase in the average balance of loans held for sale.

     Loan Origination Costs increased from $6,012,381 for the nine months ended September 30, 2002 to $9,277,924 for the nine months ending September 30, 2003. The increase was attributed to three main factors: increase in loan origination volume, continued investment in the expansion of the Company’s wholesale organization, and increase in the loan loss reserve. In addition, during the second quarter the Company charged an additional $1.0 million to the loan loss reserve based upon the loan default experience.

     The implementation of the change in revenue recognition has been accounted for as a change in accounting principle and applies cumulatively as if the change occurred at April 1, 2003. The effect of the change was a one-time non-cash reduction to the Corporations Earnings of $354,289 or approximately $0.14 per share, which is included in operations for the period ending September 30, 2003.

     Interest expense increased from $797,130 for the nine months ending September 30, 2002 to $1,636,254 for the nine months ending September 30, 2003. This increase was the result of the interest paid and accrued on the $2,000,000 Convertible Promissory Note.

     General and administrative expenses increased from $1,811,604 for the period ended September 30, 2002 to $1,861,006 for the period ended September 30, 2003.

     The Company reported a Net Loss of $2,801,527 for the nine months ended September 30, 2003 compared to Net Income of $566,460 for the nine months ended September 30, 2002. This resulted in a decrease in basic earnings per share from $0.25 for the nine months ended September 30, 2002 to ($1.11) for the same period in 2003 and $0.24 for the nine months ended September 30, 2002 to ($1.11) for the same period in 2003 in diluted earnings per share. The change in accounting estimate for the loan loss reserve and the change in revenue recognition accounted for as a change in accounting principle had a significant impact on the Company’s net loss for the period. The loan loss reserve increased by $1.4 million or approximately $0.55 per share for the period ended September 30, 2003. The implementation of the change in revenue recognition has been accounted for as a change in accounting principle and applies cumulatively as if the change occurred at April 1, 2003. The effect of the change was a one-time non-cash reduction to the Company’s Earnings of $354,289 or approximately $0.14 per share, which is included in operations for the period ended September 30, 2003.

   Liquidity and Capital Resources

     Loan origination increased substantially for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. For the nine months ended September 30, 2003 the Company originated $162.2 million in loans held for sale and sold $159.7 million of loans. This compares to the origination of $136.4 million in loans held for sale and the sale of $134.1 million in loans for the nine months ended September 30, 2002.

     As a consequence, during the nine months ended September 30, 2003, net cash used in operating activities was $2,192,875 compared to net cash used from operating activities of $4,921,246 for the nine months ended September 30, 2002. Net cash used in operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale.

     Net cash used in investing activities was $276,087 for the period ended September 30, 2002 compared to $107,783 for the period ended September 30, 2003. These investments are primarily used to purchase new equipment and to upgrade existing equipment. The Company believes it will continue to make investments in technology in the future to enhance and maintain its product and service offerings.

     Cash flow provided by financing activities for the nine months ended September 30, 2003 was $1,577,772 and cash flow from financing activities for the period ending September 30, 2002 was $5,056,215. This change resulted largely from the fluctuation in warehouse lines of credit.

     The decrease in net cash flow from operating, financing, and investing activities was $141,118 for the period ended September 30, 2002 and $722,886 for the period ended September 30, 2003, which primarily reflects the net loss from operations and the decrease in Notes & Debenture Payables.

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

     The Note contains financial covenants. Beginning in July 2003, the Company was in default under certain financial performance covenants because of its Quarterly loss. As a consequence, the Note has been classified as debt due within one year. In accordance with the Note, the Company deposited $200,000 into a sinking fund as of September 30, 2003 and will be required to make a $100,000 deposit on a monthly basis until the default is cured. The lender also informed the Company that there was a default in certain unspecified representation covenants relating to the Note. The Company disagrees that there has been a default in any representation covenants.

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

     The Company funds its business through the use of warehouse lines of credit. The warehouse lines of credit currently have a limit of $30 million. The warehouse lines of credit are payable on demand. The terms of the warehouse lines of credit impose certain limitations on the operations of the Company. The line of credit contains financial covenants and as of September 30, 2003 the Company was in default under certain financial covenants. The Company is currently having discussions with the lender to resolve all outstanding issues. However the Company does not know at this time what the outcome of those discussions will be.

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

     The Note contains financial covenants. Beginning in July 2003, the Company was in default under certain financial performance covenants because of its Quarterly loss. As a consequence, the Note has been classified as debt due within one year. In accordance with the Note, the Company deposited $100,000 into a sinking fund on August 1, 2003 and will be required to make a $100,000 deposit on a monthly basis until the default is cured. The lender also informed the Company that there was a default in certain unspecified representation covenants relating to the Note. The Company disagrees that there has been a default in any representation covenants.

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

     The Company funds its business through the use of warehouse lines of credit. The warehouse lines of credit currently have a limit of $30 million. The warehouse lines of credit are payable on demand. The terms of the warehouse lines of credit impose certain limitations on the operations of the Company. The line of credit contains financial covenants and as of September 30, 2003 the Company was in default under certain financial covenants. The Company is currently having discussions with the lender to resolve all outstanding issues. However the Company does not know at this time what the outcome of those discussions will be.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: see the attached Exhibit Index following the signature page.

     (b) Reports on Form 8-K:

     The Company filed current reports on Form 8-K during this reporting period on August 26, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003

Entrust Financial Services Inc.

By: /s/ Scott J. Sax Scott J. Sax Chief Executive Officer By: /s/ Jeffrey D. Rudolph Jeffrey D. Rudolph Chief Financial Officer

EXHIBIT INDEX
Form 10-QSB
Quarter Ended September 30, 2003

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002