Form 10KSB
period 2003-12-31
ENTRUST FINANCIAL SERVICES INC
filed 2004-03-30
CIK 1054303

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23965

Entrust Financial Services, Inc.
(Exact name of small business issuer in its charter)

Colorado (State of incorporation)	84-1374481 (I.R.S. Employer File Number)

Fifth Floor, 6795 E. Tennessee Ave., Denver, Colorado 80224
(Address of principal executive offices)

(303) 322-6999
(Issuer’s telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $.0000001 per share par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent year were $8,569,929. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 2003 was approximately $290,000. The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, December 31, 2003, was 2,576,795.

References in this document to “us,” “we,” “our,” or “the Company” refer to Entrust Financial Services, Inc. its predecessors and its subsidiaries.

FORM 10-KSB
Entrust Financial Services, Inc.
INDEX

Page
PART I
Item 1. Description of Business	3
Item 2. Description of Property	13
Item 3. Legal Proceedings	13
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities	14
Item 6. Management's Discussion and Analysis of Financial Condition and
Results of Operations	15
Item 7. Financial Statements	77
Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures	77
Item 8A. Controls and Procedures	77
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act	77
Item 10. Executive Compensation	77
Item 11. Security Ownership of Certain Beneficial Owners and Management	77
Item 12. Certain Relationships and Related Transactions	77
Item 13. Exhibits and Reports on Form 8-K	77
Item 14. Principal Accountant Fees and Services	77
Financial Statements pages	77
Signatures	77
Certifications	77

PART I

Item 1.   Description of Business

             The following are definitions of terms used in this Form 10-KSB:

Closed Loan:
A mortgage loan, which has been funded.

Conforming Mortgages:
Mortgages, which meet the Federal National Mortgage Association (“FNMA”) or Freddie Mac underwriting guidelines.

Federal National Mortgage Association (FNMA or Fannie Mae):
A Congressionally chartered corporation, which buys conforming mortgages, combines them and sells them in a pool as mortgage-backed securities to investors in the open market. Monthly principal and interest payments are guaranteed by FNMA but not by the U.S. Government. This organization is sometimes called Fannie Mae.

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

Non-Conforming Mortgage:
Mortgages, which do not conform to FNMA or Freddie Mac underwriting guidelines.

Prime Market:
Those who buy FNMA or Freddie Mac quality loans.

Secondary Markets:
Those who buy closed loans.

Service Release Premiums:
Fees paid for selling closed loans with servicing rights attached.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

The matters discussed in this report on Form 10-KSB, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in laws or regulatory requirements that may adversely affect or preclude customers from using our products for certain applications; delays in the introduction of new products or services; failure by us to keep pace with emerging technologies and business practices, potential losses from increasing level of defaulted loans due to adverse national economic conditions, and potential losses from loan fraud. and other risk factors as described from time to time in our filings with the Securities and Exchange Commission. Most of these factors are beyond our ability to control or predict. We disclaim any intent or obligation to update our forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

RISK FACTORS

THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

WE DO NOT HAVE A SUSTAINED HISTORY OF PROFITS IN OUR OPERATIONS AND THERE IS NO GUARANTEE THAT WE EVER WILL BE PROFITABLE AGAIN.

We were formed in 1996 and acquired the operations of a company in 1999. From the time we began operations until 2001, we operated at a loss. We were only profitable in fiscal year 2001. Since we have no history of profitability over a sustained period of time, we have limited financial results upon which you may judge our potential. While we do not expect to continue to incur losses in the near future, there can be no guarantee that we will be able to sustain our profitable operations. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include:

—	Lack of capital for our mortgage banking operations,

—	Substantial delays and expenses related to testing and development of new products,

—	Development and marketing problems encountered in connection with our new and existing products,

—	Competition from larger and more established companies, and

—	Lack of market acceptance of our products.

BECAUSE OUR HISTORY IS LIMITED AND WE ARE SUBJECT TO INTENSE COMPETITION, ANY INVESTMENT IN US WOULD BE INHERENTY RISKY.

Because we are a company with a limited history of operations and profitability, our activity can be expected to be extremely competitive and subject to numerous risks. The mortgage banking and brokerage business is highly competitive with many companies having access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to become or remain competitive. We are subject to the risks, which are common to all companies with a limited history of operations and profitability. Therefore, investors should consider an investment in us to be an extremely risky venture.

AT THE END OF OUR FISCAL YEAR IN 2002 WE COMPLETED A FINANCING. WE WILL STILL NEED ADDITIONAL FINANCING BECAUSE WE ARE IN DEFAULT ON THIS FINANCING.

On December 31, 2002, we completed a financing. We borrowed $2,000,000 and pledged all of the assets and common shares of our subsidiary, Entrust Mortgage, Inc. As a result, for the foreseeable future, we expect to rely principally upon the proceeds of this financing and our cash flow. We cannot guarantee the success of this plan. As of the date hereof, we are in default on this financing, although we are working to resolve the situation. We believe that we must obtain additional financing in order to resolve this default and to expand our business consistent with our proposed operations. There can be no guaranty that such additional funds will be available when, and if, needed. If we are unable to obtain such financing, or if the terms thereof are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders’ investment. If we cannot cure our default, we may be forced to liquidate all or a portion of our assets. At the present time, we have no definitive plans for additional financing.

WE REMAIN AT RISK REGARDING OUR CONTINUED ABILITY TO CONDUCT SUCCESSFUL OPERATIONS.

The results of our operations will depend, among other things, upon our ability to develop and to market our mortgage products. Further, it is possible that our operations will not continue to generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some, which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost.

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

While we have limited products, the opportunity for development of additional products may take longer than anticipated and could be additionally delayed. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that, in combination with existing products, they will sustain us or allow us to achieve profitable operations.

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

THERE A SIGNIFICANT RISKS ASSOCIATED WITH NON CONFORMING LOANS

The market for non-conforming loans involves risks that are not present with conforming loans. Entrust Mortgage underwrites its loans on delegated authority from its lenders. Generally loans are underwritten to established criteria. The lender is bound to purchase loans written according to those criteria. On the other hand, if a loan is not written to the established criteria, the lender is not required to purchase the loan. Entrust Mortgage then sells the loan as non-conforming into an alternative market, usually at a discount. However, these non-conforming loans provide for limited recourse to Entrust Mortgage. Therefore, if the borrower defaults on a loan within three months of sale into the secondary market, Entrust Mortgage must repurchase the loan. For second mortgages, the repurchase obligation could be as long as twelve months. Entrust Mortgage is responsible for repurchase if a determination is made that fraud was involved in the transaction. Generally, Entrust Mortgage sells most of its loans prior to the due date of the first payment. In the event that a payment becomes due prior to Entrust Mortgage’s sale of the loan into the secondary market, and that payment is not made, the lender to whom to loan was sold would not be required to buy the loan. Entrust Mortgage would then be required to find an alternative buyer, usually at a discount. The existence of a significant number of non-conforming loans with problems could have a significant negative effect on the operations of Entrust Mortgage and us. There can be no guarantee that we can continue to build a successful business marketing non-conforming loans.

IF WE FAIL TO EXPAND OUR CONTROLS AND INTEGRATE NEW PERSONNEL TO SUPPORT OUR ANTICIPATED GROWTH, OUR BUSINESS OPERATIONS WILL SUFFER.

We are undergoing rapid growth in the number of our employees, the size of our physical facilities and the scope of our operations. We believe that our operations will grow by approximately twenty-five percent in 2004 over our operations in 2003. We grew our operations approximately thirty three percent in 2003 over our operations in 2002. Our business, prospects, results of operations or financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion.

WE HAVE NO EXPERIENCE MARKETING OUR MORTGAGE PRODUCTS AT THE LEVEL WE PLAN TO SELL IN THE FUTURE.

We cannot assure you that we will be successful in executing our planned expansion of our activities to the levels we are seeking. We have not previously sold our products in high volume. We do not know whether or when we will be able to develop or continue efficient, low-cost marketing capabilities and processes that will enable us to meet the standards or volumes required to successfully market large quantities of our mortgage products. Even if we are successful in developing our capabilities and processes, we do not know whether we will sustain our production or continue to satisfy the requirements of our customers.

OUR BUSINESS DEPENDS ON OUR ABILITY TO SECURE WAREHOUSE LINES OF CREDIT.

We rely upon warehouse lines of credit to fund loans prior to the loan sale into the secondary market. The warehouse lender generally contributes approximately 98% of the loan amount, and we contribute the remainder. The loss of warehouse lines of credit would significantly impair our ability, through Entrust Mortgage, to engage in wholesale mortgage lending and would have a significant, adverse effect on an investor’s investment. Entrust Mortgage currently has two warehouse credit lines which total approximately $28,500,000. Both warehouse lines of credit are subject to periodic review and renewal. Our primary warehouse line is subject to renewal in May 2004. The other is payable on demand. Loss of our primary warehouse line of credit could seriously affect our ability to continue to fund loans at our current level, and if our primary warehouse line was not renewed, and an alternative lender could not be arranged, our business model would be in jeopardy.

OUR BUSINESS DEPENDS ON THE AVAILABILITY OF MORTGAGES AT REASONABLE RATES.

The success of our mortgage origination business is dependent upon the availability of mortgage funding at reasonable rates. Although there has been no limitation on the availability of mortgage funding in the last few years, there can be no assurance that mortgages at attractive rates will continue to be available. While we primarily fund purchase transactions rather than refinancing, we are sensitive to increases in mortgage rates. Increases in mortgage rates could adversely affect our operations and profitability.

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

OUR PROPRIETARY INFORMATION IS IMPORTANT TO US, BUT WE MAY NOT BE ABLE TO PROTECT IT.

A successful challenge to our ownership of our proprietary mortgage software could materially damage our business prospects. We rely on a combination of trade secret laws, confidentiality procedures and licensing arrangements to protect our proprietary information. We own the trade name “Mortgage 2000". We also own proprietary computer software and customer database, which we use in our operations. Any proprietary ownership may be challenged and invalidated. The possibility exists that we may be unable to provide meaningful protection or to maintain commercial advantage. Our competitors may also be able to develop comparable proprietary information, which would nullify any competitive advantage we may have.

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

WE ARE SUBJECT TO INTENSE COMPETITION FROM COMPANIES, WHICH ARE LARGER AND HAVE GREATER RESOURCES THAN WE DO.

Competition from larger and more established companies is significant and expected to increase. There are many sources of mortgages available to potential borrowers today. These sources include consumer finance companies, mortgage banking companies, savings banks, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these alternative sources are substantially larger and have considerably greater financial, technical and marketing resources than we do, as well as more experience. Additionally, many financial services organizations against whom we compete for business have formed national loan origination networks or have purchased home equity lenders. We compete for mortgage loan business in several ways, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. If any of these competitors significantly expand their activities in our market, our business could be materially adversely affected. Changes in interest rates and general economic conditions may also affect our business and our competitors. During periods of rising interest rates, competitors who have locked into lower rates with potential borrowers may have a competitive advantage. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their mortgage products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies that are more effective than any we currently offer regarding our proprietary mortgage software. In addition, there can be no guarantee that we will be able to protect our proprietary software from being copied or infringed upon. Therefore, there are no assurances that we will ever be able to maintain our profitable position in the marketplace.

FOR THE FORESEEABLE FUTURE, OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT.

Our success is dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations. Our Chief Executive Officer has an employment agreement, which expires on July 1, 2006. In 2002, a majority of our Board of Directors, including our Chairman, resigned. We replaced them with three Directors and a new Chief Financial Officer and Treasurer. During 2003 three Directors, the Chief Financial Officer and Chief Operating Officer resigned. All positions have been filed with the exception of the Chief Operating Officer whose duties were reassigned to certain members of the executive team. We cannot guarantee the results of this change although we believe that it will be positive for the oversight of our operations.

OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR INITIAL SALE PRICE.

There has been, and continues to be, a limited public market for our common stock. Although our common stock trades on the NASD Bulletin Board, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

o	Actual or anticipated fluctuations in our operating results;

o	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

o	changes in market valuations of other mortgage brokerage companies, particularly those that sell products similar to as ours;

o	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

o	introduction of technologies or product enhancements that reduce the need for our products; and

o	departures of key personnel.

Of our total outstanding 2,576,795 shares as of February 28, 2004, a total of 1,245,368 or 48.3%, will be restricted from immediate resale but may be sold into the market in the near future. The remaining 1,331,427 or approximately 51.7% is eligible for resale. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

ISSUANCE OF ADDITIONAL SHARES COULD DEPRESS OUR STOCK PRICE.

As of February 28, 2004, under various arrangements, which we have, a total of 680,000 shares may be issued upon the exercise of various stock options and warrants. These shares of our common stock are at various exercise prices. We have registered these securities under a Form S-3. Any or all of these potential share issuances may have a negative effect on the share price of our common stock in the future.

OUR STOCK HAS A LIMITED PUBLIC TRADING MARKET.

While our common stock currently trades, our market is limited and sporadic. We cannot assure that such a market will improve in the future. We cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. The factors, which we have discussed in this document, may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

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

THE MARKET FOR OUR COMMON STOCK IS SUBJECT TO RULES RELATING TO LOW-PRICED STOCK

Our common stock is currently listed for trading in the NASD Over-The-Counter Bulletin Board Market and is subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Our tangible net worth was below the minimum requirement as of December 31, 2003. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock.

WE DO NOT EXPECT TO PAY DIVIDENDS ON COMMON STOCK

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

General Development of Business

Entrust Financial Services, Inc (the “Company”) was incorporated on November 8, 1996 under the laws of the State of Colorado as Centennial Banc Share Corp. The Company began operations in 1997 as a mortgage broker. The Company completed a private placement in February 1998, which increased the working capital permitting it to expand its mortgage brokerage business operations.

On April 30, 1999, the Company acquired Entrust Mortgage, Inc. (“Entrust Mortgage”), a private nationwide wholesale mortgage banking company. Entrust Mortgage, a Colorado corporation, is now a wholly owned subsidiary of the Company. The acquisition of Entrust Mortgage allowed the Company to expand its business operations into the wholesale mortgage banking industry.

In early 2000, the Company completed a private placement of a convertible debenture for the purpose of increasing working capital to expand its mortgage banking operations. Also, the Company initiated a three-for-one forward split of its common shares, which was approved by the Board of Directors. The Company also sold common stock, in a private placement to accredited investors. In June 2000, the Company changed its name to easyQual.com, Inc.

In April 2001, the Company changed its name to Entrust Financial Services, Inc. and completed a private placement of convertible debentures to further fund the expansion of the mortgage banking business. The proceeds from this convertible debenture provided the necessary capital to fund the expansion of the mortgage banking operations so that the Company achieved profitability for the first time.

In January 2002, the Company’s shareholders approved a one-for-ten reverse split of the common shares, which became effective on February 4, 2002. This reverse split of the common stock of the Company was part of the Company’s restructuring plan.

On December 31, 2002, the Company borrowed Two Million Dollars from BBSB, LLC, an unaffiliated private Colorado limited liability company. On that date, the Company executed a Convertible Promissory Note for a term of twenty-seven months, payable interest-only until maturity at 12% per annum, payable monthly, in arrears, plus a 33% bonus interest payable only upon maturity or prepayment of the Note. However, upon maturity or prepayment of the Note, BBSB, LLC will have the option of either receiving the additional bonus interest or foregoing the additional bonus interest and converting the Two Million Dollars of principal into the Company’s common shares at a conversion price of $3.00 per share, subject to price adjustments in certain defined circumstances. The Note is secured by the stock and assets of Entrust Mortgage, Inc., the Company’s wholly owned subsidiary. The Company has used the proceeds of this loan as an asset to increase its mortgage banking lending capacity. Beginning in July 2003, the Company was in default under certain financial performance covenants because of its quarterly loss. As a consequence, the Note has been classified as debt due within one year. In accordance with the Note, the Company has deposited $500,000 into the sinking fund as of December 31, 2003 and will be required to make a $100,000 deposit on a monthly basis until the default is cured. The lender also informed the Company that there was a default in certain unspecified representation covenants relating to the Note. The Company disagrees that there has been a default in any representation covenants.

No independent market surveys have ever been conducted to determine demand for the Company’s mortgage loan products and services. However, as explained below in the Operations section, the mortgage loan origination volume is estimated to be in excess of $2.0 trillion annually.

The Company has not been subject to any bankruptcy, receivership or similar proceeding.

Operations

The Company, through its wholly owned subsidiary, Entrust Mortgage, Inc. is engaged in mortgage banking activities in 37 states. The Company’s mortgage banking business is principally focused on wholesale and retail residential mortgage origination activities. The Company primarily originates non-conforming mortgage loans, which are loans that do not conform to FNMA, FHLMC, FHA and VA requirements. The principal deviation from such standards relate to the lower documentation standards where there is a lower loan-to-value ratio, although some do not conform because of the size of the mortgage loan. The Company’s underwriting guidelines are based upon the underwriting standards established by investors to whom such loans are sold. Entrust Mortgage accepts non-conforming first and second mortgage loan submissions, for which yields are substantially higher than for conforming mortgage loans. The mortgages are funded using an approved revolving warehouse lines of credit. Presently Entrust Mortgage has approximately $28.5 million in revolving warehouse lines of credit.

Wholesale loan origination involves the funding by the Company of loans submitted by non-affiliated mortgage brokers. The Company has active contractual relationships with over 600 brokers firms and supports this clientele with traditional telemarketing and a web-based, proprietary automated underwriting system that supports the loan application process 24 hours a day, 7 days a week. These mortgage brokers have executed brokerage agreements with Entrust permitting them to submit loans for approval without having to go through the broker approval process necessary to become an Entrust approved mortgage broker. Entrust Mortgage agreements with these brokers do not prohibit them from doing business with other lenders. The Company believes that these brokers will use Entrust Mortgage over our competitors for our niche products and quality of service. In addition, the Company has a regional sales force in Florida, California, Nevada and Colorado supporting the wholesale division. The Company realizes revenue from the sale of such loans to investors for a price greater than the amount paid to the mortgage broker.

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

Company’s management monitors the revenue streams of the various products and services. Operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, the Company’s entire mortgage banking operation is considered by management to be aggregated in one reportable operating segment.

The United States is one of the largest mortgage markets in the world with total outstanding mortgages exceeding $4 trillion. The mortgage market growth has been driven by a loan origination volume that is estimated to have been in excess of $2.0 trillion this past year. The mortgage banking business in the United States is highly fragmented with over 20,000 mortgage loan originators operating in the 50 states and its territories. In fact, the ten largest mortgage originators in the U.S. constitute less than 40% of the total mortgage loan market and no single mortgage originator holds a market share exceeding 8%. To capitalize on the opportunities available in the vast and potentially lucrative mortgage industry, The Company is utilizing its proprietary state-of-the-art technology and established contracts with 600 mortgage brokerage firms in 37 states as sources to gain an increasing share of the mortgage loan market.

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

The market for non-conforming loans involves risks that are not present with conforming loans. Entrust Mortgage underwrites its loans on delegated authority from its lenders. Generally loans are underwritten to established criteria. The lender is bound to purchase loans written according to those criteria. On the other hand, if a loan is not written to the established criteria, the lender is not required to purchase the loan. Entrust Mortgage then sells the loan as non-conforming into an alternative market, usually at a discount. However, these non-conforming loans provide for limited recourse to Entrust Mortgage. Therefore, if the borrower defaults on a loan within three months of sale into the secondary market, Entrust Mortgage must repurchase the loan. For second mortgages, the repurchase obligation could be as long as twelve months. Entrust Mortgage is responsible for repurchase if a determination is made that fraud was involved in the transaction. Generally, Entrust Mortgage sells most of its loans prior to the due date of the first payment. In the event that a payment becomes due prior to Entrust Mortgage’s sale of the loan into the secondary market, and that payment is not made, the lender to whom to loan was sold would not be required to buy the loan. Entrust Mortgage would then be required to find an alternative buyer, usually at a discount.

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

The Company has implemented an automated underwriting and a computer based mortgage loan application process. Generally, the mortgage industry conducts its business through many manual steps, in a multi-forms, paper based system prone to errors. The Company’s technology system is an electronic system set up to permit its mortgage broker customers to process an application very quickly. Typically an application with Entrust Mortgage can be processed in one to three minutes, thus saving processing time. Currently, the pre-approval and documentation process for a loan in the mortgage industry requires approximately one to two days to complete before submission for processing. The more loan programs offered by the mortgage company, the more complexity there is for completing the paper based forms, thus substantially increasing the time requirements to process these paper based applications. With the Company’s technology based system, it has been experiencing closing ratios that are significantly improved over industry averages. Out of ten initial loan applications, the Company presently completes approximately four loans.

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

Automated mortgage loan underwriting can be found currently in limited pockets of the industry. For the prime market, which are loans offering standard, government backed mortgage programs to the creditworthy customer; automated underwriting is now available on a widespread basis. The prime market, however, represents less than half of the total mortgage loan business. For the non-conforming loan market, involving more complexity, including credit issues and the need for individual loan tailoring, the manual mortgage system prevails throughout the industry.

The non-conforming market represents more than half of the total U.S. mortgage origination business, but provides three to four times the profit margins of the conforming loan market. It is in the non-conforming loan market where the Company is seeking to create a new standard and, by this standard, to establish itself as the new industry leader.

The Company focuses on niche loan products. The Company’s underwriting criteria consists of loans of up to 100% of the property value with programs ranging from fully documented loans to loans, which require no income or asset verification. The Company generally writes loans with borrowers with 620 or higher credit scores, which is industry standard for this type of product. Loan to value availability lowers with lesser documentation or lower borrower credit scores.

The Company’s plan to expand its loan application submissions for the U.S. wholesale mortgage industry uses relationships with mortgage brokerage firms. This plan allows the local mortgage broker to retain its autonomy, name, while expanding the loan programs it can offer to its customers thus increasing the Company’s mortgage loan originations.

On December 31, 2002, the Company borrowed Two Million Dollars from BBSB, LLC, an unaffiliated private Colorado limited liability company. On that date, the Company executed a Convertible Promissory Note for a term of twenty-seven months, payable interest-only until maturity. The interest is payable at 12% per annum, payable monthly, in arrears, and there is a 33% bonus interest payable only upon maturity or prepayment of the Note. However, upon maturity or prepayment of the Note, BBSB, LLC will have the option of either receiving the additional bonus interest or foregoing the additional bonus interest and converting the Two Million Dollars of principal into the Company’s common shares at a conversion price of $3.00 per share, subject to price adjustments in certain defined circumstances. In the event the note is converted into shares, these new shares may be registered under a Registration Rights Agreement. The Note is secured by the stock and assets of Entrust Mortgage. Under the terms of the Note, the Company was required to make BBSB, LLC its senior lender and to create an escrowed sinking fund upon any default. Beginning in July 2003, the Company was in default under certain financial performance covenants because of its quarterly loss. As a consequence, the Note has been classified as debt due within one year. In accordance with the Note, the Company has deposited $500,000 into the sinking fund as of December 31, 2003 and will be required to make a $100,000 deposit on a monthly basis until the default is cured. The lender also informed the Company that there was a default in certain unspecified representation covenants relating to the Note. The Company disagrees that there has been a default in any representation covenants.

Markets

The Company plans to continue to market residential mortgages through its network of 600 mortgage brokerage firms in 37 states, using traditional methods. Currently, the Company has a marketing strategy, which uses regional sales representatives, along with an in-house sales team to market its mortgage loan products nationwide. While the Company has an established based of mortgage brokerage firms, it plans to add new accounts through direct solicitation, fax blast marketing, mass e-mail marketing, and participation in mortgage industry trade shows.

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

Employees

Currently, the Company employs sixty-five full-time people. These employees consist of four management staff and sixty-one loan origination staff and clerical support. The Company plans to hire additional employees in the future to facilitate anticipated growth projections. None of the Company’s employees are subject to a collective bargaining agreement.

Backlog

At December 31, 2003, the Company had approximately $65 million of mortgage loans to be processed for which it anticipates approximately a 35% closure rate.

Proprietary Information

The Company owns the trade name “Mortgage 2000” and owns proprietary computer software, which it uses as the base of the Company’s technology based system in its operations. The Company has a proprietary database of over 5,000 mortgage brokerage firms as potential customers.

Government Regulation

The Company is, and expects to continue to be, subject to material governmental regulation and approvals customarily incident to the operation of a mortgage banking business. Applicable Federal and state laws and rules regulate the Company. It is the Company’s policy to fully comply with all governmental regulations and regulatory authorities.

Research and Development

During the fiscal year, the Company did not spend any money on research and development.

Environmental Compliance

The Company is not subject to any material environmental compliance.

Item 2.  Description of Properties.

The Company’s executive offices are located at 6795 E. Tennessee Ave., Fifth Floor, Denver, Colorado 80224. These are also the offices of Entrust Mortgage. The Company rents this office space on a five-year lease at a cost of $14,030.84 per month from an unaffiliated third party. The lease terminates in 2005. The Company owns office equipment to furnish all of its offices. All of the management activities of the Company are performed in Colorado.

Item 3.   Legal Proceedings.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Principal Market or Markets

The common stock of the Company has traded on the NASD Over-the-Counter Bulletin Board since May 2000. Currently, the common stock of the Company trades under the symbol ENFN. The following table sets forth the high and low bid quotation for the Company’s common stock for each quarterly period in 2003 and 2002.

Bid Price
	High	Low
2003
First Quarter	$ 1.20	$ 0.56
Second Quarter	$ 1.00	$ 0.56
Third Quarter	$ 0.89	$ 0.22
Fourth Quarter	$ 0.44	$ 0.12
2002
First Quarter	$ 2.75	$ 0.90
Second Quarter	$ 2.80	$ 1.40
Third Quarter	$ 2.80	$ 2.00
Fourth Quarter	$ 2.50	$ 0.90

Approximate Number of Holders of Common Stock

As of the December 31, 2003, the Company had a total of 2,576,795 shares of common stock issued and outstanding. The number of holders of record of the Company’s common stock at that date was approximately 250 shareholders.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. No dividends on the common stock were declared or paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

General

Entrust Financial Services, Inc., is a publicly traded (OTCBB:ENFN) holding company with a core focus on wholesale mortgage banking, through its wholly owned subsidiary, Entrust Mortgage Inc. Entrust Mortgage markets consumer financial products, including first and second mortgages, and home equity loans. Entrust Mortgage specializes in limited documentation loans for good credit quality borrowers. Entrust Mortgage is licensed as a mortgage banker in 37 states and provides loan services to more than 600 contracted mortgage brokers.

The company was founded in 1996, under the laws of Colorado, as Centennial Banc Share Corp., for the purpose of operating as a mortgage broker. In April 1999 the Company acquired Entrust Mortgage Inc. and expanded its business into the wholesale mortgage banking area. In late 2000, management determined that the Company had over-diversified. The Company had incurred substantial losses in 2000; was receiving a “going concern” exception for the year from its auditors; determined that the only profitable operations were mortgage banking; and decided that a restructuring change was necessary. The management team from Entrust Mortgage took control of the Company and initiated a restructuring plan. The unprofitable operations were sold or discontinued. The Company initiated a 1 for 10 reverse split of its common stock, which was completed in February 2002. This rollback of the stock has reduced the outstanding shares to 2,576,795 shares, with approximately 1,250,000 of these shares in the “Public Float.”

The Company is registered under the United States Securities and Exchange Act and its stock trades principally on the Over-the-counter Bulletin Board in the United States under the symbol ENFN. The Company maintains several WEB sites under the following names; www.entrustmtg.com www.entrustfs.com www.easyqual.com.

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

The Business

Entrust Financial Services, Inc. is a holding company with its wholly owned subsidiary Entrust Mortgage, Inc. engaged in mortgage banking activities in 37 states. The Company’s business is principally focused on wholesale and retail residential mortgage origination activities. The Company primarily originates non-conforming mortgage loans, which are loans that do not conform to FNMA, FHLMC, FHA and VA requirements. The principal deviation from such standards relate to the lower documentation standards where there is a lower loan-to-value ratio, although some do not conform because of the size of the mortgage loan. The Company’s underwriting guidelines are based upon the underwriting standards established by investors to whom such loans are sold.

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

Results of 2003 compared to 2002

Loan origination fees and gain on sale of loans increased from $10.6 million for 2002 to $12.2 million in 2003. The increase is attributable to the wholesale Division increased funding from $185 million in 2002 to $217 million in 2003. In addition, the Company’s retail division increased funding to $92.4 million for 2003 compared to $55.7 million in 2002. The loan volume increased substantially from period to period because of the interest rate environment as individuals continue to refinance their mortgage loans. Revenue realized on each loan sold in 2003 remained the same compared to loans sold in the same period of 2002. Direct cost increased from $3.6 million in 2002 to $4.2 million in 2003. The increase was attributed to the increase in loan origination volume.

Interest income increased from $1.6 million for 2002 to $1.9 million 2003. This increase was attributable to an increase in overall loan originations and an increase in the average balance of loans held for sale. Warehouse line of credit interest expense increased from $1.2 million in 2002 to $1.4 million in 2003 because of the increase loan volume from period to period.

Salaries, commissions and benefits increased from $4.2 million in 2002 to $5.9 million in 2003. This 40% increase is consistent with the increase in the numbers of employees and the continued investment in the expansion of the Company’s wholesale organization.

The loan loss provision increased to $2.9 million in 2003 from $1.0 million in 2002. The Company’s loan loss reserve can fluctuate from time to time based on management’s most current estimate of risk exposure, using past experience and the most available economic circumstances. During 2003, management increased the loan loss reserve to 1/2% of 1% for wholesale loan funding and provided an additional amount based on the loan default experience. The effect of the change in estimate was a one-time non-cash reduction to the Company’s earnings of $1.4 million. In addition, during 2003 the Company determined that a $500,000 note receivable was uncollectible and was written off to the loan loss provision.

Interest expense related to corporate borrowings increased from $47,000 to $1million in 2003 was the result of the interest paid and accrued on the $2,000,000 Convertible Promissory Note.

General and administrative expenses decreased from $1.7 million in 2002 compared to $1.2 million in 2003. This decrease was primarily attributable to the Company spending less on third party services such as consultants.

During the fiscal year ended December 31, 2003, the Company changed its method of accounting for loan revenue and related direct costs, to recognize these amounts upon the transfer and receipt of proceeds from the purchaser of the loans. Previously, the Company had recognized the revenue and related costs upon the closing of the loan. The implementation of the change in revenue recognition has been accounted for as a change in accounting principle and applies cumulatively as if the change occurred at April 1, 2003. The effect of the change was a one-time non-cash reduction to the Corporations Earnings of $400,656 or approximately $0.16 per share.

The Company reported a net loss in 2003 of $3.6 million (approximately $1.43 per share) compared to net loss of $345,610(approximately $0.14 per share) in 2002.

Results of 2002 compared to 2001

Loan origination fees and gain on sale of loans increased for the year ended December 31, 2002 to $10.6 million compared to $9.0 million for the same period ended December 31, 2001. The increase is attributable to the wholesale Division increased funding from $149 million in 2001 to $185 million in 2002. In addition, the Company’s retail division increased funding to $55.7 million for 2002 compared to $36.2 million in 2001. The loan volume increased substantially from period to period because of the interest rate environment as individuals continue to refinance their mortgage loans. Direct cost increased from $2.8 million in 2001 to $3.6 million in 2002. The increase was attributed to the increase in loan origination volume.

Interest income increased from $1.2 million for 2001 to $1.6 million 2002. This increase was attributable to an increase in overall loan originations and an increase in the average balance of loans held for sale. Warehouse line of credit interest expense increased from $1.1 million in 2001 to $1.2 million in 2002 because of the increase loan volume from period to period but was offset by lower interest rates during the year.

Salaries, commissions and benefits increased from $3.4 million in 2002 to $4.2 million in 2003. This increase is the result of increasing the Company’s mortgage banking staff and resultant loan origination activities.

The loan loss provision increased to $943,000 in 2002 from $380,000 in 2001. The Company’s loan loss reserve can fluctuate from time to time based on management’s most current estimate of risk exposure, using past experience and the most available economic circumstances.

General and administrative expenses increased from $0.8 million in 2001compared to $1.7 million in 2002. The increase in general and administrative expenses was due to the increased staff levels resulting from the expanded administrative staff being developed to achieve the next level of projected sales growth. The major components of G&A expenses include independent contractor fees, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

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

The Company reported a net loss of $345,610 (approximately $0.14 per share) for the year ended December 31, 2002 as compared to net income (as restated) of $630,908 (approximately $0.29 per share) for the year ended December 31, 2001.

Liquidity and Capital Resources

Loan origination increased substantially in 2003 compared to 2002. The increase is attributable to the wholesale division’s increase in funding from $185 million in 2002 to $217 million in 2003. In addition, the Company’s retail division increased funding to $92.4 million for 2003 compared to $55.7 million in 2002.

As a consequence, during 2003, net cash provided by operating activities was $1.4 million compared to net cash used by operating activities of $10 million in 2002. Net cash used in operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale.

Net cash used in investing activities was minimal in 2002 and approximately $900,000 in 2003 because of capital expenditures for new phone systems and computer hardware and software. In addition, the Company deposited $500,000 into a sinking fund in connection with the convertible promissory note.

Net cash used for financing activities in 2003 was $2.0 million and in 2002 net cash provided from financing activities was $11.7 million. This change resulted largely from the fluctuation in warehouse lines of credit and the Company borrowing $2 million in 2002.

The decrease in net cash flow from operating, financing, and investing activities was $1.4 million in 2003 compared to an increase in cash of $1.7 million in 2002.

Item 7.   Financial Statements.

Financial statements for the years ended December 31, 2003 and 2002 are presented in a separate section of this report following Item 14.

Item 8.   Disagreements With Accountants on Accounting and Financial Disclosure.

Effective November 19, 2003, Entrust Financial Services, Inc. (the “Company”) dismissed Michael Johnson & Co., LLC as the Company’s independent accountants.

The reports of Michael Johnson & Co., LLC on the Company’s consolidated financial statements for the fiscal years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

The Board of Directors approved the Company’s change in independent accountants.

In connection with the Company’s audits for the two fiscal years ending December 31, 2002 and 2001 and through November 19, 2003, the Company has had no disagreements with Michael Johnson & Co., LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Michael Johnson & Co., LLC would have caused them to make reference thereto in their report on the consolidated financial statements of the Company for such years.

During the Company’s two fiscal years ending December 31, 2002 and 2001 and through November 19, 2003, the Company has had no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K.

Michael Johnson & Co., LLC has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of this letter, dated November 21, 2003, was filed as Exhibit 16.1 to the Form 8-K, filed November 19, 2003.

The Company has engaged Richey, May & Co., LLP as its new independent accountants effective November 19, 2003.

During the Company’s two fiscal years ending December 31, 2002 and 2001and through November 19, 2003, the Company has not consulted with Richey, May & Co., LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company Richey, May & Co., LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 8a.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to Entrust Financial Services required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

The Company has made no significant change in its internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The Company’s executive officers and directors, their respective ages, positions and biographical information are presented below. The Directors of the Company will serve in such capacity until the next annual meeting of the Company’s shareholders and until there successors have been elected and qualified. The Company’s executive officers are chosen by its board of directors and serve at its discretion. There are no existing family relationships, between or among any of the Company’s officers or directors. There are not any arrangements or understandings between any of the Company’s directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Name	Age	Position	Since
Scott Sax	34	President, Director	March 1999
Linda Elliot	53	Director	August 26, 2003
Kate Longenecker	49	Director	August 26, 2003
Steve Johnson	56	Director	August 26, 2003
Krista Sweat	36	Secretary	July 2003
Jeffrey D. Rudolph	42	Chief Financial Officer	June 2003

Scott J. Sax

Mr. Sax has been the Company’s President and a Director since 1999. He has been involved with the Company through Entrust Mortgage since 1999 and has also been the President of Entrust Mortgage during this period. From 1997 to 1999, he was Operations Manager of EMB Mortgage Corp., a private mortgage company. From 1993 to 1997, he was an officer of Investment Consultants, Inc., which did business as Equityline Financial Services, Inc. Mr. Sax as a B.S. degree in Management from Georgia Institute of Technology.

Linda Elliot

Linda Elliott is a management consultant, specializing in strategy and technology. She consults to major financial services firms, works in the digital identity marketplace, and serves on Corporate Advisory Boards. Ms. Elliott’s background includes work in the oil exploration industry and the bankcard industry, with emphasis on harnessing the power of processing to advance business strategies. Ms. Elliott held executive positions in Visa’s IT organization for 12 years before being promoted to Executive Vice President of Inovant, Visa International’s wholly owned processing arm. Ms. Elliott also served as Executive Vice President of Visa International’s Year 2000 Global Program Office. Prior to joining Visa, Ms. Elliott worked for fifteen years in the oil industry in Houston, Texas. She managed worldwide development and implementation of geophysical and exploratory software for Western Geophysical, an international company providing services to the oil industry. Ms. Elliott, a native of Texas, graduated Phi Beta Kappa and magna cum laude from the University of Oklahoma with a bachelor’s degree in mathematics.

Kate Longenecker

Kate Longenecker is the President of Corporate Solutions, Inc., an executive consulting company she founded in 1996. Corporate Solutions specializes in new business ventures, organizational strategies/solutions and executive leadership in the technology and communication industries. Most recently, Ms. Longenecker was a Principal in the Denver Office of Heidrick & Struggles. She was a member of the firm’s International Technology Practice, which included the Software & Services and Semi-Conductor/Hardware/Systems Specialty Practices. Ms. Longenecker has also served as the Senior Vice-President HR, MediaOne Broadband; Global HR Vice President for Apple Computer. Kate is also a Colorado attorney, having practiced law for a period of time in Vail, Colorado. Kate earned a Bachelor of Science degree in Political Science and a Juris Doctor from the University of Wyoming. She holds a Master of Science degree in Industrial and Labor Relations from the University of Oregon. Ms. Longenecker continues to maintain a license to practice law in Colorado.

Steve Johnson

Steve Johnson founded The S.E. Johnson Company (SEJCO), an organization that offers Strategic People Development Planning(TM) to organizations. SEJCO is the culmination of nearly 20 years of experience in working with organizations. Mr. Johnson created the Life & Career Center with a view toward servicing individuals with their career and relationship needs. Mr. Johnson founded The Profile Group in 1984 with a vision and mission of creating and developing new technologies through a portfolio of assessments to help corporate and individual clients discover their passion, mission and vision. Mr. Johnson originally served as an officer for the Valley National Corporation in Phoenix, Arizona, and led in the conversion of Valley National Bank to the Personal Banking System. Mr. Johnson received his B.S. in Educational Psychology and Special Education, Mankato State University, Mankato, MN. And his M.A. in Organizational and Educational Leadership, Denver Seminary, Denver, CO. Mr. Johnson is also a current professor: Denver Seminary Graduate School; School of Leadership.

Krista Sweat

Krista Sweat has over 17 years of extensive experience in all areas of Executive Secretarial, Real Estate Legal, and Management experience. Ms. Sweat started her career with the subsidiary of the Woolworth Corporation, Kinney Shoes as the Executive Assistant to the District Manager of Atlanta, Georgia in their Regional office. Among her duties was the training of all new secretaries in the Southeast United States, thus winning her the title of Corporate Secretary of the Year. Ms. Sweat earned her Real Estate Legal experience with a Closing Attorney Firm in Atlanta, Georgia. Moving to Denver, Colorado, Ms. Sweat has been with Entrust since August of 1996 and became the Corporate Secretary of Entrust Financial Services in July 2003.

Jeffrey D. Rudolph

Jeffrey D. Rudolph joined Entrust Financial Services, Inc. in June 2003 and serves as Chief Financial Officer and Chief Accounting Officer. Mr. Rudolph started his career in 1983 with Coopers & Lybrand as a staff accountant and was promoted to audit manager and was one of the original members of the Corporate Finance Group in Denver. Mr. Rudolph joined Intelligent Electronics, a Fortune 500 company, in 1994 as Director of Financial Services. Mr. Rudolph joined SSDS/Knowledge Workers in 1997 as Chief Financial Officer during a period of financial distress and in need of discipline and strategic planning. He participated in the development the strategic plan, achieved positive cash flow and led the M&A effort in selling a division of the company. Based upon his performance in that role, he was promoted to Chief Operating Officer and lead Knowledge Workers through aggressive revenue and operational growth while also raising capital. Mr. Rudolph continues to serve as a member of the Board of Directors of Knowledge Workers as Chairman of the Audit Committee and Corporate Secretary & Treasurer of the Company. Mr. Rudolph earned a B.A. in Business Administration-Accounting from Wittenberg University and an M.B.A. in Finance, from the University of Denver. Mr. Rudolph is a Certified Public Accountant, in the State of Colorado.

Audit Committee Financial Expert

The Company does not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Accordingly, the Company does not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires the Company’s officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. All officers and directors had responsibility for making filings during the fiscal year. None made timely filings. Mr. Sax has made a late Form 5 filing covering late Form 4 transactions. Mr. Rudolph and Ms. Sweat, as new officers, filed late Forms 5 covering late Forms 3 filings in the last fiscal year.

Code of Ethics

The Company has not adopted a code of ethics for its principal executive and financial officers. The Company’s board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, the Company’s management intends to promote honest and ethical conduct, full and fair disclosure in its reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses, for the years indicated, the compensation for the Company’s Chief Executive Officer and each executive officer that earned over $100,000 during the year ended December 31, 2003 (the “Named Executives”).

		Annual Compensation			Long Term Compensation
			Awards			Payouts
Name and Principal Position	Year	Salary Compen- sation($)	Annual Bonus ($)	Other Stock Compen- sation ($)		Restricted LTIP Award	Securities Underlying Options (#s)	All Other Options
Scott J	2003	355,586	-0-	1,600	(2)	--	--	--
Sax	2002	300,223	-0-	11,550	(1)	--	--	--
President(3)	2001	190,412	-0-	-0-		--	--	--

(1)	Mr. Sax received 3,000 shares at $2.50 per share and 3,000 shares at $1.35 per share under our Equity Stock Option Plan during fiscal year ended December 31, 2002.
(2)	Mr. Sax received 3,000 shares at $0.53 per share under our Equity Stock Option Plan during fiscal year ended December 31, 2003.
(3)

Mr. Sax has a written employment agreement with the Entrust Mortgage subsidiary, which is guaranteed by the Company. The employment agreement expires on July 1, 2006. The Employment Agreement includes an annual salary of $200,000 and additional compensation equivalent to five basis points on all monthly funding on wholesale and retail loans funded by the Company or its lenders on behalf of the Company.

DIRECTOR COMPENSATION

Each Board member receives $300 per meeting attended for their service on our Board of Directors. Otherwise, none of the Directors have agreements to acquire common shares.

The Company has hired one of its directors, Mr. Steve Johnson, in a consulting capacity at $3,000 per month. This arrangement began in May 2003 and is terminable at will.

2002 STOCK COMPENSATION PLAN

The Company has a current registration statement on Form S-8 for its 2002 Stock Compensation Plan I. A total of 150,000 shares have been registered under the plan. The Company has not issued any shares under this plan as of December 31, 2003.

EQUITY INCENTIVE PLAN

The Equity Incentive Plan was developed in 2001, and a total of 250,000 shares of common stock are reserved under this Plan. The Company has issued options to acquire 105,000 shares under this plan as of December 31, 2003.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of the Company’s $.0000001 par value common stock beneficially owned by (i) each person who, as of December 31, 2003, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) the individual Officers and Directors; and (iii) the Officers and Directors as a group. As of February 28, 2004, there were 2,576,795 common shares issued.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (2)	Percent of Class
Scott J. Sax	639,000	24.8%
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224

Linda Elliot	--	--
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224

Kate Longenecker	--	--
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224

Steve Johnson	--	--
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224

Krista Sweat	7,500	00.3%
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224

Jeffrey D. Rudolph(4)	--	--
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224

Officers and Directors as a Group	646,500	25.1%
(6 Person)

(1)	All ownership is beneficial and of record, unless indicated otherwise.
(2)	Beneficial owner listed above has sole voting and investment power with respect to the shares shown, unless otherwise indicated.
(3)	Through June 2003, directors earned 1,500 shares per quarter for their service on our Board of Directors. Of the current directors, only Mr. Sax has received shares.
(4)	Mr. Rudolph has been granted stock options under the Equity Incentive Plan which amount to 55,000 shares at prices ranging from $0.51 to $0.57.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has hired one of its directors, Mr. Steve Johnson, in a consulting capacity at $3,000 per month. This arrangement began in May 2003 and is terminable at will.

Otherwise, the Company has not engaged in any transactions in excess of $50,000 during the past two years, nor does it propose to engage in any such transactions, involving its executive officers, directors, more than 5% stockholders or immediate family members of such persons.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

                           (a)   The following financial information is filed as part of this report:

(1)	Financial Statements

(2)	Schedules

(3)	Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.	Description

3.1*	Articles of Incorporation, filed with Form 10SB, March 27, 1999.

3.2*	Bylaws, filed with Form 10-SB, March 27, 1999.

3.3*	Articles of Amendment to change name to easy Qual.com, Inc., filed with Form 10-KSB, March 29, 2001

3.4*	Articles of Amendment to change name to Entrust Financial Services, Inc. , filed with Form 10-KSB, March 29, 2001.

4.1*	Equity Incentive Plan, filed with definitive proxy, July 17, 2001.

4.2*	2002 Stock Compensation Plan I , filed with Form S-8, February 14, 2002.

4.3*	Form of Bayview Debenture, filed with Form 10-KSB, April 12, 2002. as Exhibit 10C

4.4*	Form of Bayview Warrant, filed with Form S-3, May 15, 2002.

4.4a*	Bayview Warrant.

4.5*	Form of Hite Warrant , filed with Form S-3, May 15, 2002.

4.5a*	Hite Warrant.

4.6*	Form of Catalyst Warrant, filed with Form S-3, May 15, 2002.

4.6a*	Catalyst Warrant.

4.7*	Form of Barrett Warrant, filed with Form S-3, May 15, 2002.

4.7a*	Barrett Warrant.

4.8*	Form of King Debenture, filed with Form S-3, May 15, 2002.

10.53*	Consultant Agreement with Catalyst Group, LLC, filed with Form S-3, May 15, 2002.

10.64*	Consultant Agreement with William Barrett , filed with Form S-3, May 15, 2002.

10.5*	Consultant Agreement with David A.Hite, filed with Form 10-KSB, April 12, 2002.

10.6*	Convertible Promissory Note, filed with Form 8-K, January 14, 2003.

10.7*	Pledge Agreement, filed with Form 8-K, January 14, 2003.

10.8*	Guaranty Agreement, filed with Form 8-K, January 14, 2003.

10.9*	Registration Rights Agreement, filed with Form 8-K, January 14, 2003.

10.10*	Escrow Agreement, filed with Form 8-K, January 14, 2003.

10.11*	Security Agreement, filed with Form 8-K, January 14, 2003.

10.12	Employment Agreement of Scott Sax.

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

*Previously filed

                      (b) Reports on Form 8-K. The Company filed one report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2003. The report was dated November 21, 2003 and announced a change of accountant firm.

ITEM 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s former independent auditor, Michael Johnson & Co., LLC, Certified Public Accountants, billed an aggregate of $24,420.24 for the year ended December 31, 2002 and $34,605.00 for the year ended December 31, 2003 for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in its quarterly reports. The Company’s independent auditor Richey May & Co., LLP have billed the Company $4,391.25 for tax fees related to prior year state tax returns for the year ending December 31, 2003.

The Company does not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. The Company’s board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ENTRUST FINANCIAL SERVICES, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2003 AND 2002

ENTRUST FINANCIAL SERVICES, INC.

TABLE OF CONTENTS

Page
FINANCIAL STATEMENTS-
INDEPENDENT AUDITORS’ REPORT	F-1
INDEPENDENT AUDITORS’ REPORT	F-2
CONSOLIDATED BALANCE SHEETS	F-3 - F-4
CONSOLIDATED STATEMENTS OF OPERATIONS	F-5
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7
NOTES TO FINANCIAL STATEMENTS	F-8 - F-17

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Stockholders
Entrust Financial Services, Inc.
Denver, Colorado

We have audited the consolidated balance sheet of Entrust Financial Services, Inc. as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entrust Financial Services, Inc. as of December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B, the Company changed its method of accounting for loan revenue and related direct costs during 2003.

Richey May & Co., LLP
Englewood, Colorado
March 1, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Entrust Financial Services, Inc.
Denver, Colorado

We have audited the consolidated balance sheet of Entrust Financial Services, Inc. as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entrust Financial Services, Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Michael Johnson & Co., LLC
Englewood, Colorado
April 10, 2003

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,042,742	$ 2,459,425
Cash, restricted	500,050	--
Accounts receivable	94,773	863,793
Mortgage loans held for sale	25,506,524	27,366,365
Prepaid expenses and other current assets	141,511	250,871

Total current assets	27,285,600	30,940,454

PROPERTY AND EQUIPMENT
Furniture and equipment	178,700	176,918
Computer hardware and software	547,244	233,847

Total property and equipment	725,944	410,765
Less accumulated depreciation	(327,111)	(306,088)

Property and equipment, net	398,833	104,677

OTHER ASSETS
Intangibles, net of accumulated amortization
of $420,000 and $330,000, respectively	1,380,000	1,470,000
Note receivable	--	500,000
Deposits	389,278	32,719

Total other assets	1,769,278	2,002,719

TOTAL ASSETS	$ 29,453,711	$ 33,047,850

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Warehouse lines of credit	$ 24,670,295	$ 26,431,314
Accounts payable	105,270	157,584
Accrued other expenses	1,247,091	317,193
Loan indemnification reserve, current portion	159,359	105,690
Long-term debt, current portion	--	406,711
Convertible Promissory Note	2,000,000	2,000,000
Capital lease obligations, current portion	70,622	--

Total current liabilities	28,252,637	29,418,492
Loan indemnification reserve, less current portion	962,707	--
Capital lease obligations, less current portion	135,026	--

Total liabilities	29,350,370	29,418,492

COMMITMENTS AND CONTINGENCIES (Note K )
STOCKHOLDERS’ EQUITY
Common stock, $.0000001 par value, 50,000,000 shares
authorized, 2,576,795 issued and outstanding for 2003 and	1	1
2,520,385 issued and outstanding for 2002
Paid-in capital	7,583,655	7,550,504
Deferred Compensation	--	(81,050)
Retained earnings	(7,480,315)	(3,840,097)

Total stockholders' equity	103,341	3,629,358

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 29,453,711	$ 33,047,850

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2003	2002
REVENUE
Loan origination fees and gain on sale of loans, net of
direct costs of $4,163,725 and $3,650,098, respectively	$ 8,055,063	$ 6,909,914
Interest income	1,888,615	1,612,231
Interest expense, warehouse and other debt	(1,373,749)	(1,177,770)

Total revenue	8,569,929	7,344,375

EXPENSES
Salaries, commissions, and benefits	5,899,483	4,217,148
Occupancy, equipment and communication	622,503	598,621
General and administrative	1,167,420	1,682,193
Provision for loan losses	2,927,002	943,164
Interest Expense, convertible promissory note	1,003,713	46,995
Depreciation expense	99,370	111,864
Amortization expense	90,000	90,000

Total expenses	11,809,491	7,689,985

INCOME (LOSS) BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(3,239,562)	(345,610)
PROVISION FOR INCOME TAXES	--	--

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	(3,239,562)	(345,610)
CUMULATIVE EFFECT ON PRIOR YEARS
OF ACCOUNTING CHANGE, NET OF TAX	(400,656)	--

NET INCOME (LOSS)	$(3,640,218)	$ (345,610)

Basic earnings per common share before cumulative effect	$ (1.27)	$ (0.14)
of accounting change
Per share cumulative effect of change in accounting principle	(0.16)	--
Basic Earnings per share	$ (1.43)	$ (0.14)

Diluted earnings per share	$ (1.43)	$ (0.14)

Basic Weighted Average Shares Outstanding	2,548,590	2,396,051

Diluted Weighted Average Shares Outstanding	3,178,590	2,726,051

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock Shares Amount		Paid-in Capital	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2001	2,273,622	$1	$7,550,504	$(81,050)	$(3,494,487)	$ 3,638,379
Stock Issued for Services	118,557	--	57,389	--	--	57,389
Sale of Stock	128,206	--	200,000	--	--	200,000
Net income	--	--	--	--	(345,610)	(345,610)

Balance, December 31, 2002	2,520,385	1	7,550,504	$(81,050)	(3,840,097)	3,629,358
Stock Issued for Services	56,410	--	33,151	--	--	33,151
Warrant Expired	--	--	--	81,050	--	--
Net loss	--	--	--	--	(3,640,218)	(3,640,218)

Balance, December 31, 2003	2,576,795	$1	$7,583,655	$ 0	$(7,480,315)	$ 103,341

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,640,218)	$ (345,610)
Non-cash items-
Depreciation and amortization	189,370	199,280
Provision for loan losses	1,516,376	210,422
Other	114,201	229,003
(Increase) decrease in-
Accounts receivable	769,020	(225,454)
Mortgage loans held for sale	1,859,841	(9,966,324)
Prepaid expenses and other assets	(247,196)	(199,098)
Increase (decrease) in-
Accounts payable	(52,314)	16,061
Accrued other expenses	929,897	(37,795)

Net cash provided (used) by operating activities	1,438,977	(10,119,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(393,528)	(5,431)
Increase in restricted cash	(500,050)	--

Net cash provided (used) by investing activities	(893,578)	(5,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments), warehouse lines of credit	(1,761,019)	9,537,014
Repayment of long-term debt	(406,711)	--
Borrowings, capital lease obligations	235,416	--
Proceeds from Borrowings	--	2,080,923
Issuance of Common Stock	--	107,586
Repayments, capital lease obligations	(29,768)	--

Net cash provided (used) by financing activities	(1,962,082)	11,725,523

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,416,683)	1,600,577
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	2,459,425	858,848

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 1,042,742	$ 2,459,425

SUPPLEMENTAL INFORMATION
Cash Paid For Income Taxes	$ None	$ None

Cash Paid For Interest	$ 1,638,526	$ 1,042,888

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

Entrust Financial Services, Inc. (the "Company") was incorporated on November 8, 1996, under the laws of the State of Colorado as Centennial Banc Share Corporation. The name of the Company was changed to Entrust Financial Services, Inc. as of April 6, 2001. The Company was formed for the purpose of developing and maintaining the business associated with mortgage banking.

Entrust Mortgage, Inc. was incorporated in Colorado in 1999 and is a wholly owned subsidiary of the Company. Entrust Mortgage engages primarily in the origination and wholesale purchase of non-conforming residential mortgage loans in thirty-eight states. The Company’s headquarters is located in Denver, Colorado and it has regional sales forces in Colorado, Florida, California and Nevada.

     Capital Stock Transactions

The authorized capital stock of the corporation is 50,000,000 shares of common stock at $.0000001 and 1,000,000 shares of preferred stock at $.0000001 par value. No preferred stock has been issued. On January 28, 2002, the Company, upon approval by the shareholders of the Company, resolved to do a one-for-ten split of the issued and outstanding common shares of the Company. The one for ten split of the issued and outstanding common stocks of the Company became effective February 4, 2002. No change in the par value or in the total number of authorized shares was made.

All share and per share amounts in the accompanying financial statements or the Company have been retroactively adjusted to give effect to the one for ten stock split.

     Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Entrust Mortgage, Inc. All intercompany balances and transactions have been eliminated.

     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash, Restricted

In connection with the $2,000,000 convertible promissory note agreement between Entrust Financial Services, Inc. and the lender, the Company is required to deposit $100,000 per month into a cash escrow account until its cures the default under the agreement.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Mortgage Loans Held for Sale

Mortgage loans held for sale are stated at the lower of cost or market determined on an aggregate loan basis. Mortgage loans are stated net of premiums or discounts and deferred net loan costs. Market value for mortgage loans covered by investor commitments is based on commitment prices. Market value for uncommitted loans is based upon current delivery prices.

     Property and Equipment

Computer hardware and software is depreciated and amortized using the straight-line method over five years. Furniture and equipment is depreciated using the straight-line method over seven years.

     Loan Indemnification Reserve

Loans sold to investors by the Company and which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans. The Company has established a reserve for losses related to these representations and warranties.

As of December 31, 2003, the Company has outstanding indemnification agreements with investors totaling $1,007,821, requiring current aggregate monthly payments of $36,316 and expiring October 2004 through July 2006. These liabilities are included as part of the loan indemnification reserve.

     Revenue Recognition

Loan origination fees, net of direct costs, are deferred and recognized over the term of the loan or at the time the loan is sold. Gains or losses from the sale of mortgages are recognized when the proceeds are received from the purchaser. Interest income is accrued and credited to income based on the principal amount outstanding.

     Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, evaluates the remaining useful lives of the assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. In addition, the Company evaluates impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” when circumstances indicate the carrying amount of the assets may not be recoverable based upon the undiscounted future cash flows of the asset. If the carrying amount is determined not to be recoverable, a write-down to fair value is recorded.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes

The Company files consolidated income tax returns with its subsidiary Entrust Mortgage and tax is computed and allocated to the Companies on a separate return basis. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are limited to amounts considered to be realizable in future periods.

     Advertising

Marketing costs are expensed as incurred and amounted to $172,976 and $218,011 for the years ended December 31, 2003 and 2002, respectively.

     Cash and Cash Equivalents

For cash flow purposes, the Company considers cash and temporary investments with original maturities of three months or less, to be cash and cash equivalents. The Company typically maintains cash in financial institutions in excess of FDIC limits. The Company evaluates the creditworthiness of these financial institutions in determining the risk associated with these cash balances.

      Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year financial statement presentation.

     Stock Options

The Company accounts for stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. However, we do disclose the pro-forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation in footnote N.

     Earnings Per Share of Common Stock

Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. The effect of outstanding stock options was antidilutive in 2003 and 2002.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Pronouncements

In March 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 did not materially effect the financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the financial statements.

B.    ACCOUNTING CHANGE

During the current year, management changed its method of accounting for loan revenue and related direct costs, to recognize these amounts upon the transfer and receipt of proceeds from the purchaser of the loans. Previously the Company had recognized the revenue and related costs upon closing of the loan. Had this accounting change been applied retroactively, revenue and net income for 2003 would have been reduced by $42,440 and revenue and net income for 2002 would have been reduced by $258,065.

C.    MORTGAGE LOANS HELD FOR SALE

The following summarizes mortgage loans held for sale at December 31,:

	2003	2002
Mortgage loans held for sale	$25,206,018	$27,366,365
Deferred direct costs, net of fees	300,506	--

	$25,506,524	$27,366,365

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

D.    INTANGIBLE ASSETS

Intangible assets represent the excess of acquisition costs over the fair value of the net assets of acquired businesses which have been allocated to identifiable intangible assets as follows at December 31, 2003:

Description	Estimated Life	Acquisition Cost	Accumulated Amortization	Net Carrying Value
Client contracts	20 Years	$1,200,000	$(280,000)	$ 920,000
Technology rights	10 Years	200,000	(92,000)	108,000
State licenses	40 Years	400,000	(48,000)	352,000

		$1,800,000	$(420,000)	$1,380,000

Amortization expense will amount to $90,000 for each of the next five years.

E.    NOTE RECEIVABLE

The Company had an unsecured, note receivable due from EMB Corporation, dated April 10, 2001, with interest at 12% per annum and maturing March 31, 2004. During 2003 it was determined that the note was uncollectible and was written off to the loan loss provision.

F.    WAREHOUSE LINES OF CREDIT

The Company has a $25,000,000 warehouse line of credit agreement dated July 2, 2003, expiring May 31, 2004, which provides financing for the Company’s origination of mortgage loans. The line of credit bears interest at LIBOR plus 2.25% to 3.75% depending on the underlying collateral. Purchase proceeds are withdrawn from the Company’s bank account as funding proceeds from investors are deposited. The line of credit is collateralized by the underlying mortgages and related documents and instruments. At December 31, 2003, the outstanding principal balance of the warehouse line of credit amounted to $23,738,335.

The agreement contains certain financial covenants, including maintenance of minimum tangible net worth and equity base, maximum debt to tangible net worth and equity base ratios, minimum current ratio, and limitations on transactions with affiliates and stockholder distributions, as defined in the agreement. As of December 31, 2003 the Company was in default under certain financial covenants. The Company is currently having discussions with the lender to resolve all outstanding issues.

The Company has an additional warehouse line of credit agreement dated July 18, 2000 which provides financing for the Company’s origination of mortgage loans subject to approval by the lender. The line of credit bears interest at LIBOR plus 4% to 8% depending on the underlying collateral and can be called by the lender at any time. Purchase proceeds are withdrawn from the Company’s bank account as funding proceeds from investors are deposited. The line of credit is collateralized by the underlying mortgages and related documents and instruments. At December 31, 2003, the outstanding principal balance of the warehouse line of credit amounted to $931,960.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

G.    CONVERTIBLE PROMISSORY NOTE

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

The Note contains financial covenants. Beginning in July 2003, the Company was in default under certain financial performance covenants because of its quarterly loss. In accordance with the Note, the Company has deposited $500,000 into the sinking fund as of December 31, 2003 and will be required to make a $100,000 deposit on a monthly basis until the default is cured. The lender also informed the Company that there was a default in certain unspecified representation covenants relating to the Note. The Company disagrees that there has been a default in any representation covenants.

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

H.    LONG-TERM DEBT

The Company had an unsecured, note payable to an individual, dated April 20, 2002, with interest at 13.5% per annum, and maturing April 3, 2003. The note was repaid during 2003.

I.    CAPITAL LEASE OBLIGATIONS

The Company leases equipment with a capitalized cost of $235,416 and a book value of $216,172 under capital leases expiring through November 2006. The lease agreements call for aggregate monthly payments of $7,331. Following is a schedule of the future minimum lease payments together with the present value of the net minimum lease payments as of December 31, 2003:

Year Ending December 31,	Amount
2004	$ 87,975
2005	87,975
2006	59,348

Total minimum lease payments	235,298
Less amount representing interest	(29,650)

Total obligation	205,648
Less current portion	(70,622)

Long-term portion	$ 135,026

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

J.    INCOME TAXES

The components of income tax expense (benefit) are as follows for the year ended December 31:

	2003	2002
Current federal and state income taxes	$ None	$ None
Deferred income tax (benefit)	(1,351,200)	(355,600)
Increase (decrease) in valuation allowance	1,351,200	355,600

	$ None	$ None

The tax effects of significant temporary differences which give rise to the Company’s deferred tax assets and liabilities are as follows at December 31:

	2003	2002
Deferred tax asset-
Net operating losses	$ 2,536,500	$ 1,187,900
Allowance for losses	42,600	40,000

	2,579,100	1,227,900
Valuation allowance	(2,579,100)	(1,227,900)

Net deferred tax asset (liability)	$ None	$ None

The Company has net operating losses of approximately $6,800,000 available to offset future consolidated federal and state taxable income through 2023. Based upon the Company’s current operating losses and the uncertainty as to future taxable income, a full valuation allowance has been provided for the Company’s net deferred tax asset as of December 31, 2003.

K.    COMMITMENTS AND CONTINGENCIES

     Commitments to Originate Loans

The Company regularly enters into commitments to originate loans at a future date subject to compliance with stated conditions. These commitments have off-balance sheet risk to the extent the Company does not have matching commitments to sell the loans, which expose the Company to market risk if interest rates change. The Company is also exposed to credit loss if the loan is originated and the mortgagor does not perform. The collateral upon extension of credit typically consists of a deed of trust in the mortgagor’s residential property.

     Leases

The Company leases its office under a non-cancelable operating lease expiring December 2005. The Company also leases office equipment under short-term leases. Total rent expense charged to operations under all operating leases amounted to $281,037 and $296,970 for the years ended December 31, 2003 and 2002, respectively.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

K.    COMMITMENTS AND CONTINGENCIES (Continued)

     Leases (Continued)

Future minimum rental payments under the office lease is as follows at December 31, 2003:

Year Ended December 31,	Amount
2004	$174,020
2005	179,670

$353,690

     Separation Agreements

On July 5, 2002, the Company’s Chairman of the Board resigned. Beginning in July 2002 and continuing for a period of forty-eight months, he shall be entitled to an amount equivalent to 15 basis points on the first $12,500,000 in monthly funding and 5 basis points on the remaining monthly funding on wholesale and retail loans funded by the Company or the Company’s lenders on behalf of the Company. The Company and/or Entrust Mortgage shall make payments on the15th day of each month thereafter for forty-eight consecutive months.

On July 23, 2002 the Company’s Chairman of the Advisory Board resigned. The settlement agreement outlined options for a total of 70,000 shares of common stock issued quarterly. The Company has one quarter remaining, March 31, 2004, at which time all shares will have been issued and the obligation paid in full.

     Regulatory Net Worth Requirement

In accordance with the regulatory requirements of the Department of Housing and Urban Development (HUD) governing non-supervised, direct endorsement mortgagees, Entrust Mortgage, Inc. is required to maintain a net worth (as defined by HUD) of $250,000. At December 31, 2003, Entrust Mortgage, Inc. exceeded the regulatory net worth requirement by $1,003,445.

L.    EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering substantially all employees. The Plan covers eligible employees of the Company who have completed three months of service. Employees may contribute amounts subject to certain IRS and plan limitations. The Company made no contributions for the years ended December 31, 2003 and 2002.

M.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to their short-term nature, the carrying value of cash, short-term receivables, short-term payables, and warehouse line of credit approximate their fair value at December 31, 2003 and 2002. The fair value of loans held for sale is estimated based upon secondary market prices and approximated their carrying values at December 31, 2003 and 2002.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

N.    STOCK OPTIONS AND WARRANTS

In 2001, the Company adopted the Equity Incentive Plan, whereby 250,000 shares of the Company’s common stock (after the one-for-ten reverse split) were reserved for options that could be granted pursuant to the terms of the plan. Under the terms of the plan, the option price could not be less than 100% of the fair market value of the Company’s common stock on the date of grant, and if the optionee owned more than 10% of the voting stock, the option price per share could not be less than 110% of the fair market value.

	Shares Subject to Outstanding Options	Weighted Average Exercise Price per Share
December 31, 2001	--	--
Granted	90,000	$ 1.80
Exercised/Cancelled	0	--
December 31, 2002	90,000	$ 1.80
Granted	55,000	$ 0.56
Exercised/Cancelled	40,000	$ 1.00
December 31, 2003	105,000	$ 1.52

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Average Life (in years)	Shares
$ 0.51	15,000	1.00	5,000
$ 0.60	40,000	4.00	--
$ 2.00	50,000	3.00	33,500

The Company has issued warrants to purchase common stock to certain consultants of the Company. These warrants have terms ranging from two years to three years. At December 31, 2003, warrants to purchase 530,000 shares of the Company’s common stock at a weighted average exercise price of $1.08 per share were outstanding. At December 31, 2003 warrants for 430,000 shares are exercisable and the balance maybe exercisable according to a specific schedule. None of the warrants have been exercised.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

N.    STOCK OPTIONS AND WARRANTS (continued)

Pro forma information regarding net income and earnings per share has been determined as if the Company accounted for the options under the fair value method of FAS 123. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized over the vesting period of the options. The pro forma information is as follows for the years ended December 31:

	2003	2002
Net Loss	$(3,640,218)	$(345,610)
Pro forma stock-based compensation expense	78,039	126,774
Pro forma net loss	$(3,718,257)	$(472,384)
Basic earnings per share:
As reported	$ (1.43)	$ (0.14)
Pro forma	$ (1.46)	$ (0.20)

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The assumptions used by year, and the calculated weighted average fair value of options granted, are as follows:

	2003	2002
Expected Yield	1.00%	1.00%
Risk-free interest rate	1.12%	1.12%
Expected life in years	4	3
Expected volatility	0.97	0.97
Weighted average fair value of	$ 0.34	$ 1.16
options granted

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entrust Financial Services, Inc.

Date: March 29, 2004	By: /s/ Scott J. Sax Scott J. Sax, Chief Executive Officer President and Director

        Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2004	By: /s/ Jeffrey D. Rudolph Jeffrey D. Rudolph Chief Financial Officer

Date: March 29, 2004	By: /s/ Linda Elliot Linda Elliot, Director

Date: March 29, 2004	By: /s/ Kate Longenecker Kate Longenecker, Director

Date: March 29, 2004	By: /s/ Steve Johnson Steve Johnson, Director

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
EXHIBITS
TO
Entrust Financial Services, Inc.

Exhibit No.	Description

3.1*	Articles of Incorporation, filed with Form 10SB, March 27, 1999.

3.2*	Bylaws, filed with Form 10-SB, March 27, 1999.

3.3*	Articles of Amendment to change name to easy Qual.com, Inc., filed with Form 10-KSB, March 29, 2001

3.4*	Articles of Amendment to change name to Entrust Financial Services, Inc. , filed with Form 10-KSB, March 29, 2001.

4.1*	Equity Incentive Plan, filed with definitive proxy, July 17, 2001.

4.2*	2002 Stock Compensation Plan I , filed with Form S-8, February 14, 2002.

4.3*	Form of Bayview Debenture, filed with Form 10-KSB, March 12, 2002. as Exhibit 10C

4.4*	Form of Bayview Warrant, filed with Form S-3, May 15, 2002.

4.4a*	Bayview Warrant.

4.5*	Form of Hite Warrant , filed with Form S-3, May 15, 2002.

4.5a*	Hite Warrant.

4.6*	Form of Catalyst Warrant, filed with Form S-3, May 15, 2002.

4.6a*	Catalyst Warrant.

4.7*	Form of Barrett Warrant, filed with Form S-3, May 15, 2002.

4.7a*	Barrett Warrant.

4.8*	Form of King Debenture, filed with Form S-3, May 15, 2002.

10.53*	Consultant Agreement with Catalyst Group, LLC, filed with Form S-3, May 15, 2002.

10.64*	Consultant Agreement with William Barrett , filed with Form S-3, May 15, 2002.

10.5*	Consultant Agreement with David A.Hite, filed with Form 10-KSB, March 12, 2002.

10.6*	Convertible Promissory Note, filed with Form 8-K, January 14, 2003.

10.7*	Pledge Agreement, filed with Form 8-K, January 14, 2003.

10.8*	Guaranty Agreement, filed with Form 8-K, January 14, 2003.

10.9*	Registration Rights Agreement, filed with Form 8-K, January 14, 2003.

10.10*	Escrow Agreement, filed with Form 8-K, January 14, 2003.

10.11*	Security Agreement, filed with Form 8-K, January 14, 2003.

10.12	Employment Agreement of Scott Sax.

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

*Previously filed