Form 10QSB
period 2004-03-31
ENTRUST FINANCIAL SERVICES INC
filed 2004-05-14
CIK 1054303

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended ended March 31, 2004

[ ]	TRANSITION UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23965

Entrust Financial Services, Inc.
(Exact name of small business issuer in its charter)

Colorado (State of incorporation)	84-1374481 (I.R.S. Employer File Number)

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

                                                                                                                               Outstanding at
                       Class                                                                                               March 31, 2004

    Common Stock, No Par Value, net of
              Treasury Stock                                                                                             2,576,795

Transitional Small Business Disclosure Format (check one):  Yes   [  ]       No   [X]

References in this document to “us,” “we,” “our,” or “the Company” refer to Entrust Financial Services, Inc. its predecessors and its subsidiaries.

FORM 10-QSB
Entrust Financial Services, Inc.
INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (unaudited)	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,227,254	$ 1,042,742
Cash, restricted	801,062	500,050
Accounts receivable	69,064	94,773
Mortgage loans held for sale	6,877,113	25,506,524
Prepaid expenses and other current assets	106,853	141,511

Total current assets	9,081,346	27,285,600

Property and equipment, net	408,983	398,833

OTHER ASSETS
Intangibles, net	1,357,500	1,380,000
Deposits	278,069	389,278

Total other assets	1,635,569	1,769,278

TOTAL ASSETS	$ 11,125,898	$ 29,453,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Warehouse lines of credit	$ 6,404,743	$ 24,670,295
Accounts payable	100,069	105,270
Accrued other expenses	1,192,844	1,247,091
Loan indemnification reserve, current portion	159,359	159,359
Convertible Promissory Note, current portion	600,000	2,000,000
Capital lease obligations, current portion	70,622	70,622

Total current liabilities	8,527,637	28,252,637
Convertible Promissory Note, less current portion	1,400,000	--
Loan indemnification reserve, less current portion	1,035,225	962,707
Capital lease obligations, less current portion	118,023	135,026

Total liabilities	11,080,885	29,350,370

STOCKHOLDERS’ EQUITY
Common stock, $.0000001 par value, 50,000,000 shares
authorized, 2,576,795 issued and outstanding for 2004 and	1	1
2,576,795 issued and outstanding for 2003
Paid-in capital	7,583,655	7,583,655
Retained earnings	(7,538,642)	(7,480,315)

Total stockholders’ equity	45,013	103,341

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 11,125,898	$ 29,453,711

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	March 31, 2004	March 31, 2003
REVENUE
Loan origination fees and gain on sale of loans, net of
direct costs of $1,726,643 and $1,034,729, respectively	$ 1,930,417	$ 1,167,735
Interest income	406,853	436,761
Interest expense, warehouse and other debt	(250,621)	(286,019)

Total revenue	2,086,649	1,318,477

EXPENSES
Salaries, commissions, and benefits	1,173,962	1,000,942
Occupancy, equipment and communication	149,142	126,794
General and administrative	205,131	254,545
Provision for loan losses	317,908	136,000
Interest Expense, convertible promissory note	241,234	66,662
Depreciation expense	35,101	30,301
Amortization expense	22,500	22,500

Total expenses	2,144,978	1,637,744

INCOME (LOSS) BEFORE INCOME TAXES	(58,329)	(319,267)
PROVISION FOR INCOME TAXES	--	--

NET LOSS	$ (58,329)	$ (319,267)

Basic Earnings per share	$ (0.02)	$ (0.13)

Diluted earnings per share	$ (0.02)	$ (0.12)

Basic Weighted Average Shares Outstanding	2,576,795	2,396,051

Diluted Weighted Average Shares Outstanding	3,206,795	2,726,051

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (58,328)	$ (319,267)
Non-cash items-
Depreciation and amortization	57,601	26,562
Provision for loan losses	72,518	(199,664)
Other	--	4,000
(Increase) decrease in-
Accounts receivable	25,709	55,704
Mortgage loans held for sale	18,629,411	4,137,971
Prepaid expenses and other assets	145,866	138,281
Increase (decrease) in-
Accounts payable	(5,201)	(86,150)
Accrued other expenses	(54,247)	(212,582)

Net cash provided (used) by operating activities	18,813,329	3,544,855

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(45,250)	27,148
Increase in restricted cash	(301,012)

Net cash provided (used) by investing activities	(346,262)	27,148

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments), warehouse lines of credit	(18,265,552)	(4,346,992)
Repayment of long-term debt	--	(406,711)
Repayments, capital lease obligations	(17,003)	--

Net cash provided (used) by financing activities	(18,282,555)	(4,753,703)

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	184,512	(1,181,700)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	1,042,742	2,458,425

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 1,227,254	$ 1,276,725

SUPPLEMENTAL INFORMATION
Cash Paid For Income Taxes	$ None	$ None

Cash Paid For Interest	$ 329,115	$ 11,723

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
(unaudited)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that might be expected for the 12 months ending December 31, 2004.

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

Cash, Restricted

In connection with the $2,000,000 convertible promissory note agreement between Entrust Financial Services, Inc. and the lender, the Company has been required to deposit $100,000 per month into a cash escrow account until its cures the default under the agreement. Under an agreement entered into subsequent to the end of the fiscal quarter, the lender waived the default, and the Company has ceased making further deposits.

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

As of March 31, 2004, the Company has outstanding indemnification agreements with investors totaling $898,873, requiring current aggregate monthly payments of $36,316 and expiring October 2004 through July 2006. These liabilities are included as part of the loan indemnification reserve.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
(unaudited)

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

Recently Issued Accounting Pronouncements

The Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin (SAB) 105, Loan commitments, on valuing mortgage loan rate lock commitment derivatives. The SAB states that a rate lock commitments are written options that should be recorded at zero or recorded as a liability if market interest rates move above the rate committed to the borrower.

The SAB is effective for loan commitments entered into April 1, 2004 or later. The SEC view is consistent with the Company’s accounting policy in a stable or rising interest rate environment and would have no effect on the Company in such rate environments. However, the Company generally records a rate lock derivative asset in a falling rate environment, and this asset would not be recordable under the SAB. Accordingly, while the impact of this SAB at April 1, 2004 is currently unknown, the Company expects that net income would decline during periods of falling interest rates due to the inability to record rate lock derivative assets.

NOTE 2 - WAREHOUSE LINES OF CREDIT

The Company has a $23,000,000 warehouse line of credit agreement dated July 2, 2003, expiring May 31, 2004, which provides financing for the Company’s origination of mortgage loans. The line of credit bears interest at LIBOR plus 2.25% to 3.75% depending on the underlying collateral. Purchase proceeds are withdrawn from the Company’s bank account as funding proceeds from investors are deposited. The underlying mortgages and related documents and instruments collateralize the line of credit. At March 31, 2004, the outstanding principal balance of the warehouse line of credit amounted to $6,404,743.

The agreement contains certain financial covenants, including maintenance of minimum tangible net worth and equity base, maximum debt to tangible net worth and equity base ratios, minimum current ratio, and limitations on transactions with affiliates and stockholder distributions, as defined in the agreement. As of March 31, 2004 the Company was in compliance with the financial covenants.

The Company entered into a $30,000,000 Loan Purchase Agreement dated January 9, 2004, expiring on December 31, 2004, which provides 100% funding of the Company’s mortgage loans originated. Entrust receives a fee for providing interim servicing functions until the ultimate sale of such loans to the ultimate investor and a service release premium paid by the ultimate investor. The Company has not recorded these loans as Mortgages Loans Held for Sale because these loans are being assigned at the time of closing to the lender and held in the lenders name until the ultimate sale to the investor. At March 31, 2004, the mortgage loans originated and held by the lender for sale to the ultimate investors is $16,557,450.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
(unaudited)

NOTE 3 -- CONVERTIBLE PROMISSORY NOTE

As of March 31, 2004, the Convertible Promissory Note (“Note”) had interest payable at 12% per annum, payable monthly, in arrears, and a 33% final interest payment only upon maturity or prepayment of the Note. The Note is secured by all the assets (e.g. accounts, contracts, intangible assets, furniture & fixtures) of Entrust Mortgage, Inc. In addition, the Company entered into a Pledge Agreement, whereby all the shares of the common stock of Entrust Mortgage, Inc. are held by the lender to ensure timely payment and performance of the obligation. The Note contains financial covenants, which the Company is not in compliance with as of March 31, 2004. In accordance with the Note, the Company has deposited $800,000 into the sinking fund. As of April 1, 2004, the Company and the Note Holder agreed to restructure the Note by amending and restating the Note. In exchange for the restructuring, the Holder agrees to waive the Company’s uncured Events of Default existing under the Note. In addition, the outstanding Principal Amount will bear interest at a rate of 12% per annum, payable monthly in arrears. The Principal Amount will be paid in 20 installments and ending on May 1, 2006 ($50,000 shall be paid on the first day of each month commencing on April 1, 2004 and ending on September 1, 2004; and $100,000 shall be paid on the first day of each month commencing on January 1, 2005 and ending on May 1, 2006). As of March 31, 2004, the Final Interest Payment has accrued interest of $822,000. The Company agreed to pay the Note Holder $500,000 upon execution of the agreement, $22,000 before July 1, 2004 and $100,000 on the first day of each month commencing on October 1, 2004 and ending on December 1, 2004. The Note Holder will have the right to convert the principal amount to common stock at $.50 per share in lieu of payment of principal amount. The Company has the right to prepay the Note at any time.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the excess of acquisition costs over the fair value of the net assets of acquired businesses, which have been allocated to identifiable intangible assets as follows at December 31, 2003:

Description	Estimated Life	Acquisition Cost	Accumulated Amortization	Net Carrying Value
Client contracts	20 Years	$1,200,000	$(280,000)	$ 920,000
Technology rights	10 Years	200,000	(92,000)	108,000
State licenses	40 Years	400,000	(48,000)	352,000

		$1,800,000	$(420,000)	$1,380,000

Amortization expense will amount to $90,000 for each of the next five years.

NOTE 5 - INCOME TAXES

The Company has net operating losses of approximately $6,800,000 available to offset future consolidated federal and state taxable income through 2023. Based upon the Company’s current operating losses and the uncertainty as to future taxable income, a full valuation allowance has been provided for the Company’s net deferred tax asset as of March 31, 2004.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
(unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

On July 23, 2002 the Company’s Chairman of the Advisory Board resigned. The settlement agreement outlined options for a total of 70,000 shares of common stock issued quarterly. As of June 30, 2004, all shares will have been issued and the obligation paid in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Use of Forward-Looking Statements

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

In our Form 10KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003 and in the Footnotes to the unaudited Financial Statements for this report, we identified critical accounting policies and estimates for our business.

Results of Operations

Three Months Ended March 31, 2004

Loan origination fees and gain on sale of loans increased from $2.2 million for 2003 to $ 3.7 million in 2004. The increase is attributable to the wholesale Division increased funding from $38.8 million in 2003 to $63.6 million in 2004. In addition, the Company’s retail division increased funding to $24.1 million for 2004 compared to $19.6 million in 2003. The loan volume increased substantially from period to period because of the favorable interest rate environment. Revenue realized on each loan sold in 2004 increased by $400 per unit compared to loans sold in the same period of 2003. Direct cost increased from $1.0 million in 2003 to $1.7 million in 2004. The increase was attributed to the increase in loan origination volume.

Interest income declined from $436,761 for 2003 to $406,853 for 2004. Warehouse line of credit interest expense decreased from $286,019 in 2003 to $250,621 in 2004. The decreases are the result of the Company selling loans to the secondary investor market faster in 2004 compared to 2003. The average days a Mortgage Loan Held for Sale decreased from 59 days in 2003 to 32 days in 2004.

Salaries, commissions and benefits increased from $1.0 million in 2003 to $1.2 million in 2004. This 20% increase is consistent with the increase in the numbers of employees and the continued investment in the expansion of the Company’s wholesale organization.

The loan loss provision increased to $317,908 in 2004 from $136,000 in 2003. The Company’s loan loss reserve can fluctuate from time to time based on management’s most current estimate of risk exposure, using past experience and the most available economic circumstances. The increase is primarily attributable to the increase in wholesale loan fundings during the period compared to the same period last year.

Interest expense related to corporate borrowings increased from $66,662 to $241,234 in 2004 was the result of the interest paid and accrued on the $2,000,000 Convertible Promissory Note.

General and administrative expenses decreased from $254,545 in 2003 compared to $205,131 in 2004. This decrease was primarily attributable to the Company spending less on third party services such as consultants.

The Company reported a net loss in 2004 of $58,329 (approximately $0.02 per share) compared to a net loss of $319,267 (approximately $0.13 per share) in 2003.

The Company intends to continue to expand its operations during 2004 through expanded relationships with its customer base and focus on products such as interest only purchases, investment property purchases and jumbo loans. In addition, the Company continues to focus on operational efficiency by measuring and monitoring the banked loan process, including underwriting, account management, closing, funding and loan servicing. The Company realized operational improvements during the quarter and expects this to continue as we expand in 2004.

Liquidity and Capital Resources

Loan origination increased substantially for the quarter ending in 2004 compared to 2003. The increase is attributable to the wholesale Division increased funding from $38.8 million in 2003 to $63.6 million in 2004. In addition, the Company’s retail division increased funding to $24.1 million for 2004 compared to $19.6 million in.

As a consequence, during the first quarter of 2004, net cash provided by operating activities was $18.8 million compared to $3.5 million in 2003. Net cash provided in operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale.

Net cash used in investing activities was minimal in 2003 and approximately $350,000 in 2004 because the Company deposited $300,000 into a sinking fund in connection with the requirement of the Convertible Promissory Note.

Net cash used for financing activities in 2004 was $18.3 million and in 2003 was $4.8 million primarily because of the net payments on the warehouse line of credit.

The increase in net cash flow from operating, financing, and investing activities was $0.2 million in 2004 compared to a decrease in cash of $1.2 million for the same period in 2003.

The Company’s combined warehouse credit facilities provide for a maximum borrowing capacity of $56 million.  We currently have $22.9 million outstanding on these facilities. Short term capital has been sufficient to meet our current growth trends, but to continue to grow at our projected pace, we will need to seek equity investments to keep our debt to equity ratios in line with our warehouse credit facilities. There are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. We do not intend to pay dividends in the foreseeable future.

As of April 1, 2004, the Company and the Convertible Promissory Note Holder agreed to restructure the Note by amending and restating the Note. In exchange for the restructuring, the Holder agrees to waive the Company’s uncured Events of Default existing under the Note. In addition, the outstanding Principal Amount will bear interest at a rate of 12% per annum, payable monthly in arrears. The Principal Amount will be paid in 20 installments and ending on May 1, 2006 ($50,000 shall be paid on the first day of each month commencing on April 1, 2004 and ending on September 1, 2004; and $100,000 shall be paid on the first day of each month commencing on January 1, 2005 and ending on May 1, 2006). As of March 31, 2004, the Final Interest Payment has accrued interest of $822,000. The Company agreed to pay the Note Holder $500,000 upon execution of the agreement, $22,000 before July 1, 2004 and $100,000 on the first day of each month commencing on October 1, 2004 and ending on December 1, 2004. The Note Holder will have the right to convert the principal amount to common stock at $.50 per share in lieu of payment of principal amount. The Company has the right to prepay the Note at any time.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting

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

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

As of March 31, 2004, the Convertible Promissory Note (“Note”) had interest payable at 12% per annum, payable monthly, in arrears, and a 33% final interest payment only upon maturity or prepayment of the Note. The Note is secured by all the assets (e.g. accounts, contracts, intangible assets, furniture & fixtures) of Entrust Mortgage, Inc. In addition, the Company entered into a Pledge Agreement, whereby all the shares of the common stock of Entrust Mortgage, Inc. are held by the lender to ensure timely payment and performance of the obligation. The Note contains financial covenants, which the Company is not in compliance with as of March 31, 2004. In accordance with the Note, the Company has deposited $800,000 into the sinking fund.

As of April 1, 2004, the Company and the Note Holder agreed to restructure the Note by amending and restating the Note. In exchange for the restructuring, the Holder agrees to waive the Company’s uncured Events of Default existing under the Note. In addition, the outstanding Principal Amount will bear interest at a rate of 12% per annum, payable monthly in arrears. The Principal Amount will be paid in 20 installments and ending on May 1, 2006 ($50,000 shall be paid on the first day of each month commencing on April 1, 2004 and ending on September 1, 2004; and $100,000 shall be paid on the first day of each month commencing on January 1, 2005 and ending on May 1, 2006). As of March 31, 2004, the Final Interest Payment has accrued interest of $822,000. The Company agreed to pay the Note Holder $500,000 upon execution of the agreement, $22,000 before July 1, 2004 and $100,000 on the first day of each month commencing on October 1, 2004 and ending on December 1, 2004. The Note Holder will have the right to convert the principal amount to common stock at $.50 per share in lieu of payment of principal amount. The Company has the right to prepay the Note at any time.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits: see the attached Exhibit Index following the signature page.

(b) Reports on Form 8-K: none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2004

Entrust Financial Services Inc.

By: /s/ Scott J. Sax Scott J. Sax Chief Executive Officer By: /s/ Jeffrey D. Rudolph Jeffrey D. Rudolph Chief Financial Officer

EXHIBIT INDEX
Form 10-QSB
Quarter Ended March 31, 2004

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302

31.2	Certification of CFO pursuant to Section 302

32.1	Certification of CEO pursuant to Section 906

32.2	Certification of CFO pursuant to Section 906