Form 10QSB
period 2004-06-30
ENTRUST FINANCIAL SERVICES INC
filed 2004-08-13
CIK 1054303

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended ended June 30, 2004

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

                                                                                                                               Outstanding at
                       Class                                                                                               June 30, 2004

    Common Stock, No Par Value, net of
              Treasury Stock                                                                                             2,586,795

Transitional Small Business Disclosure Format (check one):  Yes   [  ]       No   [X]

References in this document to “us,” “we,” “our,” or “the Company” refer to Entrust Financial Services, Inc. its predecessors and its subsidiaries.

FORM 10-QSB
Entrust Financial Services, Inc.
INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (unaudited)	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,005,696	$ 1,042,742
Cash, restricted	301,510	500,050
Accounts receivable	215,595	94,773
Mortgage loans held for sale	10,932,871	25,506,524
Prepaid expenses and other current assets	262,825	141,511

Total current assets	12,718,497	27,285,600

Property and equipment, net	431,780	398,833

OTHER ASSETS
Intangibles, net	1,335,000	1,380,000
Deposits	278,069	389,278

Total other assets	1,613,069	1,769,278

TOTAL ASSETS	$ 14,763,346	$ 29,453,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Warehouse lines of credit	$ 10,324,632	$ 24,670,295
Accounts payable	103,095	105,270
Accrued other expenses	787,242	1,247,091
Loan indemnification reserve, current portion	159,359	159,359
Convertible Promissory Note, current portion	600,000	2,000,000
Capital lease obligations, current portion	70,622	70,622

Total current liabilities	12,044,950	28,252,637
Convertible Promissory Note, less current portion	1,250,000	--
Loan indemnification reserve, less current portion	1,218,457	962,707
Capital lease obligations, less current portion	100,592	135,026

Total liabilities	14,613,999	29,350,370

STOCKHOLDERS’ EQUITY
Common stock, $.0000001 par value, 50,000,000 shares
authorized, 2,586,795 issued and outstanding for 2004 and	1	1
2,576,795 issued and outstanding for 2003
Paid-in capital	7,585,155	7,583,655
Retained earnings	(7,435,809)	(7,480,315)

Total stockholders’ equity	149,347	103,341

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 14,763,346	$ 29,453,711

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
REVENUE
Loan origination fees and gain
on sale of loans	$ 4,754,224	$ 3,348,775	$ 8,411,284	$ 5,550,401
Direct costs of loan origination	(2,393,639)	(1,352,995)	(4,120,283)	(2,387,725)
Interest income	427,780	439,539	834,633	882,727
Interest expense, warehouse and
other debt	(307,429)	(278,398)	(552,718)	(564,417)

Total revenue	2,480,936	2,156,921	4,572,916	3,480,986

EXPENSES
Salaries, commissions, and benefits	1,404,569	1,200,492	2,578,531	2,282,650
Occupancy, equipment and communication	187,768	173,754	336,910	315,303
General and administrative	229,896	310,468	435,025	556,679
Provision for loan losses	424,927	1,719,272	742,835	1,855,272
Interest Expense, convertible
promissory note	80,727	438,505	327,292	504,167
Depreciation expense	27,716	33,839	62,817	64,141
Amortization expense	22,500	22,500	45,000	45,000

Total expenses	2,378,103	3,898,830	4,528,410	5,623,212

Cumulative effect of change in
accounting principle	--	354,289	--	354,289
INCOME (LOSS) BEFORE INCOME TAXES	102,833	($2,096,198)	44,506	($2,496,515)
PROVISION FOR INCOME TAXES	--	--	--	--

NET LOSS	$ 102,833	($2,096,198)	$ 44,506	($2,496,515)

Basic Earnings per share	$ 0.04	$ (0.83)	$ 0.02	$ (0.98)

Diluted earnings per share	$ 0.03	$ (0.83)	$ 0.01	$ (0.98)

Basic Weighted Average Shares
Outstanding	2,581,795	2,533,590	2,581,795	2,533,590

Diluted Weighted Average Shares
Outstanding	3,011,795	2,533,590	3,011,795	2,533,590

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 44,506	$(2,496,515)
Non-cash items-
Depreciation and amortization	107,817	109,141
Provision for loan losses	255,751	906,161
Other	1,500	110,050
(Increase) decrease in-
Accounts receivable	(120,822)	768,119
Mortgage loans held for sale	14,573,653	(2,074,790)
Prepaid expenses and other assets	(10,108)	238,070
Increase (decrease) in-
Accounts payable	(2,175)	(18,947)
Accrued other expenses	(459,849)	327,288

Net cash provided (used) by operating activities	14,390,273	(2,131,423)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(95,763)	(105,581)
Decrease in restricted cash	198,540	--

Net cash provided (used) by investing activities	102,777	(105,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments), warehouse lines of credit	(14,345,663)	1,648,261
Repayment of long-term debt	(150,000)	(162,100)
Repayments, capital lease obligations	(34,433)	(244,611)

Net cash provided (used) by financing activities	(14,530,096)	1,241,550

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(37,046)	(995,454)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,042,742	2,459,425

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,005,696	$ 1,463,971

SUPPLEMENTAL INFORMATION
Cash Paid For Income Taxes	$ None	$ None

Cash Paid For Interest	$ 910,155	$ 435,975

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2004
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

Entrust Mortgage, Inc. was incorporated in Colorado in 1999 and is a wholly owned subsidiary of the Company. The Company’s headquarters is located in Denver, Colorado.

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

Wholesale loan origination involves the funding by the Company of loans submitted by non-affiliated mortgage brokers. The Company has active contractual relationships with over 600 brokers firms and supports this clientele with traditional telemarketing and a web-based, proprietary automated underwriting system that supports the loan application process 24 hours a day, 7 days a week. The Company typically realizes revenue from the sale of such loans to investors for a price greater than the amount paid to the mortgage broker.

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

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(unaudited)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations have been included. Operating results for the three months ended and six months ended June 30, 2004 are not necessarily indicative of the results that might be expected for the 12 months ending December 31, 2004.

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

   Cash, Restricted

In connection with the $2,000,000 convertible promissory note agreement between Entrust Financial Services, Inc. and the lender, the Company has created a cash escrow account. Under an agreement entered into with the lender, the Company has ceased making further deposits into the escrow account and will only be required to make such deposits should the Company have a covenant violation with the lender.

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

As of June 30, 2004, the Company has outstanding indemnification agreements with investors totaling $606,924, requiring current aggregate monthly payments of $54,316 and expiring October 2004 through July 2006. These liabilities are included as part of the loan indemnification reserve.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2004
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

The SAB is effective for loan commitments entered into April 1, 2004 or later. The SEC view is consistent with the Company’s accounting policy in a stable or rising interest rate environment and would have no effect on the Company in such rate environments. However, the Company generally records a rate lock derivative asset in a falling rate environment, and this asset would not be recordable under the SAB. Accordingly, the impact is immaterial as of June 30, 2004. The Company expects that net income would decline during periods of falling interest rates due to the inability to record rate lock derivative assets.

NOTE 2 - WAREHOUSE LINES OF CREDIT

The Company has a $15,000,000 warehouse line of credit agreement dated July 12, 2004, expiring July 12, 2005, which provides financing for the Company’s origination of mortgage loans. The line of credit bears interest at LIBOR plus 2.50% to 3.75% depending on the underlying collateral. Purchase proceeds are withdrawn from the Company’s bank account as funding proceeds from investors are deposited. The underlying mortgages and related documents and instruments collateralize the line of credit. At June 30, 2004, the outstanding principal balance of the warehouse line of credit amounted to $10,324,632.

The agreement contains certain financial covenants, including maintenance of minimum tangible net worth and equity base, maximum debt to tangible net worth and equity base ratios, minimum current ratio, and limitations on transactions with affiliates and stockholder distributions, as defined in the agreement. As of June 30, 2004 the Company was not in compliance with the financial covenants. The Lender has indicated to us that it has agreed to waive the violation of covenants.

The Company entered into a $30,000,000 Loan Purchase Agreement dated January 9, 2004, expiring on December 31, 2004, which provides 100% funding of the Company’s mortgage loans originated. Entrust receives a fee for providing interim servicing functions until the ultimate sale of such loans to the ultimate investor and a service release premium paid by the ultimate investor. The Company has not recorded these loans as Mortgages Loans Held for Sale because these loans are being assigned and transferred at the time of closing. At June 30, 2004, the mortgage loans originated and held by the lender for sale to the ultimate investors is $21,656,940.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(unaudited)

NOTE 3 -- CONVERTIBLE PROMISSORY NOTE

As of December 31, 2003, the Convertible Promissory Note (“Note”) had interest payable at 12% per annum, payable monthly, in arrears, and a 33% final interest payment only upon maturity or prepayment of the Note. The Note is secured by all the assets (e.g. accounts, contracts, intangible assets, furniture & fixtures) of Entrust Mortgage, Inc. In addition, the Company entered into a Pledge Agreement, whereby all the shares of the common stock of Entrust Mortgage, Inc. are held by the lender to ensure timely payment and performance of the obligation. The Note contains financial covenants, which as of the end of the year the Company was not in compliance with. In accordance with the Note, the Company had deposited $500,000 into the sinking fund.

As of April 1, 2004, the Company and the Note Holder agreed to restructure the Note by amending and restating the Note. In exchange for the restructuring, the Holder agrees to waive the Company’s uncured Events of Default existing under the Note. In addition, the outstanding Principal Amount will bear interest at a rate of 12% per annum, payable monthly in arrears. The Principal Amount will be paid in 20 installments and ending on May 1, 2006 ($50,000 shall be paid on the first day of each month commencing on April 1, 2004 and ending on September 1, 2004; and $100,000 shall be paid on the first day of each month commencing on January 1, 2005 and ending on May 1, 2006). The Final Interest Payment had accrued interest of $822,000 as of the date of the restructure. The Company agreed to pay the Note Holder $500,000 upon execution of the agreement, $22,000 before July 1, 2004 and $100,000 on the first day of each month commencing on October 1, 2004 and ending on December 1, 2004. The Note Holder will have the right to convert the principal amount to common stock at $.50 per share in lieu of payment of principal amount. The Company has the right to prepay the Note at any time.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the excess of acquisition costs over the fair value of the net assets of acquired businesses, which have been allocated to identifiable intangible assets as follows at December 31, 2003:

Description	Estimated Life	Acquisition Cost	Accumulated Amortization	Net Carrying Value
Client contracts	20 Years	$1,200,000	$(310,000)	$ 890,000
Technology rights	10 Years	200,000	(102,000)	98,000
State licenses	40 Years	400,000	(53,000)	347,000

		$1,800,000	$(465,000)	$1,335,000

Amortization expense will amount to $90,000 for each of the next five years.

NOTE 5 - INCOME TAXES

The Company has net operating losses of approximately $6,800,000 available to offset future consolidated federal and state taxable income through 2023. Based upon the Company’s current operating losses and the uncertainty as to future taxable income, a full valuation allowance has been provided for the Company’s net deferred tax asset as of June 30, 2004.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2004
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

On July 23, 2002 the Company’s Chairman of the Advisory Board resigned. The settlement agreement outlined options for a total of 70,000 shares of common stock issued quarterly. As of June 30, 2004, all shares have been issued and the obligation paid in full.

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

In our Form 10KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003 and in the Footnotes to the unaudited Financial Statements for this report, we have identified critical accounting policies and estimates for our business.

Results of Operations

Three Months Ended June 30, 2004

Loan origination fees and gain on sale of loans increased from $3.3 million for 2003 to $4.8 million in 2004. The increase is attributable to the wholesale Division increased funding from $63.5 million in 2003 to $84.7 million in 2004. In addition, the Company’s retail division increased funding to $30.8 million for 2004 compared to $22.3 million in 2003. Direct cost increased from $1.4 million in 2003 to $2.4 million in 2004. Revenue realized on each wholesale loan sold during this period increased by $305 per unit compared to loans sold in the same period of 2003. Direct cost on each wholesale loan increased less than $5 per unit compared to the same period of 2003.

Interest income declined from $439,539 for 2003 to $427,780 for 2004. Warehouse line of credit interest expense increased from $278,398 in 2003 to $307,429 in 2004.

Salaries, commissions and benefits increased from $1.2 million in 2003 to $1.4 million in 2004. This 17% increase is consistent with the increase in the numbers of employees and the continued investment in the expansion of the Company’s wholesale organization.

The loan loss provision decreased to $424,927 in 2004 from $1,719,272 in 2003. The Company’s loan loss reserve can fluctuate from time to time based on management’s most current estimate of risk exposure, using past experience and the most available economic circumstances. The decrease is primarily attributable to the $1.4 million change in estimate for the loan loss reserve recorded during this period in 2003.

Interest expense related to corporate borrowings decreased from $438,505 in 2003 to $80,727 in 2004. The decrease is the result of restructuring the $2 million convertible promissory note from an effective annual interest rate of 45% to 12%.

General and administrative expenses decreased from $310,468 in 2003 compared to $229,895 in 2004. This decrease was primarily attributable to the Company spending less on third party services such as consultants.

The Company reported net income for the three months ending June 30, 2004 of $102,833 (approximately $0.03 per share on a fully diluted basis) compared to a net loss of $2,096,198 (approximately $0.83 per share on a fully diluted basis) for this same period in 2003.

Six Months Ended June 30, 2004

Loan origination fees and gain on sale of loans increased from $5.5 million for 2003 to $ 8.4 million in 2004. The increase is attributable to the wholesale Division increased funding from $102.4 million in 2003 to $148.3 million in 2004. In addition, the Company’s retail division increased funding to $59.3 million for 2004 compared to $42.0 million in 2003. Direct cost increased from $2.4 million in 2003 to $4.1 million in 2004. Revenue realized on each wholesale loan sold during this period increased by $395 per unit compared to loans sold in the same period of 2003. Direct cost on each wholesale loan increased approximately $100 per unit compared to the same period of 2003 primarily because of the increase fees paid to brokers and an increase in document fees.

Interest income declined from $882,727 for 2003 to $834,633 for 2004. Warehouse line of credit interest expense decreased from $564,417 in 2003 to $552,718 in 2004.

Salaries, commissions and benefits increased from $2.3 million in 2003 to $2.6 million in 2004. This increase is consistent with the increase in the numbers of employees and loan officers originating loans. In addition, the Company continues to invest in the expansion of the Company’s sales and operations organization.

The loan loss provision decreased from $742,835 in 2004 from $1,855,272 in 2003. The Company’s loan loss reserve can fluctuate from time to time based on management’s most current estimate of risk exposure, using past experience and the most available economic circumstances. The decrease is primarily attributable to the $1.4 million change in estimate for the loan loss reserve recorded during this period in 2003. In addition, the decrease was offset by an increase in wholesale loan fundings during the period compared to the same period last year.

Interest expense related to corporate borrowings decreased from $504,167 in 2003 to $327,292 in 2004. The decrease is the result of restructuring the $2 million convertible promissory note from an effective annual interest rate of 45% to 12%.

General and administrative expenses decreased from $556,679 in 2003 compared to $435,026 in 2004. This decrease was primarily attributable to the Company spending less on third party services such as consultants.

The Company reported net income for the six months ending June 30, 2004 of $44,506 (approximately $0.01 per share on fully diluted basis) compared to a net loss of $2,496,515 (approximately $0.98 per share on a fully diluted basis) in 2003.

The Company intends to continue to expand its operations during 2004 through enhanced relationships with its customer base and to focus on products such as interest-only purchases, investment property purchases and jumbo loans. In addition, the Company continues to focus on operational efficiency by measuring and monitoring the banked loan process, including underwriting, account management, closing, funding and loan servicing. The Company realized operational improvements during the quarter and expects this to continue as we expand in 2004.

Liquidity and Capital Resources

Loan origination increased substantially for the quarter ending in 2004 compared to 2003. The increase is attributable to the wholesale Division increased funding from $102.4 million in 2003 to $148.3 million in 2004. In addition, the Company’s retail division increased funding to $59.3 million for 2004 compared to $42.0 million in 2003.

As a consequence, during the six months ended June 30, 2004, net cash provided by operating activities was $14.4 million compared to net cash used by operating activities of $2.1 million in 2003. Net cash provided in operating activities in 2004 is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale.

Net cash used by investing activities to purchase property and equipment was approximately $105,000 in 2003 compared to approximately $95,000 in 2004. In addition, there was a decrease in restricted cash during 2004 of approximately $200,000, which was used to pay accrued interest.

Net cash used for financing activities in 2004 was $14.5 million and in 2003 net cash provided by financing activities was $1.2 million.

The decrease in net cash flow from operating, financing, and investing activities was minimal in 2004 compared to a decrease in cash of approximately $1.0 million for the same period in 2003.

The Company’s combined warehouse credit facilities and Loan Purchase Agreement provide for a maximum borrowing capacity of $48 million.  We currently have $31.9 million outstanding on these facilities. Short term capital has been sufficient to meet our current growth trends, but to continue to grow at our projected pace, we will need to seek equity investments to keep our debt to equity ratios in line with our warehouse credit facilities. There are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities or for the acquisition of additional equity investments. We do not intend to pay dividends in the foreseeable future.

As of April 1, 2004, the Company and the Convertible Promissory Note Holder agreed to restructure the Note by amending and restating the Note. In exchange for the restructuring, the Holder agrees to waive the Company’s uncured Events of Default existing under the Note. In addition, the outstanding Principal Amount will bear interest at a rate of 12% per annum, payable monthly in arrears. The Principal Amount will be paid in 20 installments and ending on May 1, 2006 ($50,000 shall be paid on the first day of each month commencing on April 1, 2004 and ending on September 1, 2004; and $100,000 shall be paid on the first day of each month commencing on January 1, 2005 and ending on May 1, 2006). The Final Interest Payment had accrued interest of $822,000. The Company agreed to pay the Note Holder $500,000 upon execution of the agreement, $22,000 before July 1, 2004 and $100,000 on the first day of each month commencing on October 1, 2004 and ending on December 1, 2004. The Note Holder will have the right to convert the principal amount to common stock at $.50 per share in lieu of payment of principal amount. The Company has the right to prepay the Note at any time.

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to Entrust Financial Services required to be included in its periodic SEC filings.

     (b) Changes in Internal Control over Financial Reporting

The Company has made no significant change in its internal control over financial reporting during the most recent fiscal quarter covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no material pending legal proceedings, which the Company is a party other than ordinary routine litigation incidental to its business.

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

The Company has a $15,000,000 warehouse line of credit agreement dated July 12, 2004, expiring July 12, 2005, which provides financing for the Company’s origination of mortgage loans. The line of credit bears interest at LIBOR plus 2.50% to 3.75% depending on the underlying collateral. Purchase proceeds are withdrawn from the Company’s bank account as funding proceeds from investors are deposited. The underlying mortgages and related documents and instruments collateralize the line of credit.

The agreement contains certain financial covenants, including maintenance of minimum tangible net worth and equity base, maximum debt to tangible net worth and equity base ratios, minimum current ratio, and limitations on transactions with affiliates and stockholder distributions, as defined in the agreement. As of June 30, 2004 the Company was not in compliance with the financial covenants. The Lender has indicated to us that it has agreed to waive the violation of covenants.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: see the attached Exhibit Index following the signature page.

     (b) Reports on Form 8-K: We filed one Form 8-K on April 19, 2004, which discussed the restructuring of our Convertible Promissory Note.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004

Entrust Financial Services Inc.

By: /s/ Scott J. Sax Scott J. Sax Chief Executive Officer By: /s/ Jeffrey D. Rudolph Jeffrey D. Rudolph Chief Financial Officer

EXHIBIT INDEX
Form 10-QSB
Quarter Ended June 30, 2004

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302

31.2	Certification of CFO pursuant to Section 302

32.1	Certification of CEO pursuant to Section 906

32.2	Certification of CFO pursuant to Section 906