Form 10QSB
period 2004-09-30
ENTRUST FINANCIAL SERVICES INC
filed 2004-11-08
CIK 1054303

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding at September 30, 2004
Common Stock, $.0000001 par value,
net of Treasury Stock	2,586,795

Transitional Small Business Disclosure Format (check one):  Yes   [  ]       No   [X]

References in this document to “us,” “we,” “our,” or “the Company” refer to Entrust Financial Services, Inc. its predecessors and its subsidiaries.

FORM 10-QSB
Entrust Financial Services, Inc.
INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (unaudited)	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 955,572	$ 1,042,742
Cash, restricted	302,650	500,050
Accounts receivable	260,394	94,773
Mortgage loans held for sale	7,771,401	25,506,524
Prepaid expenses and other current assets	164,767	141,511

Total current assets	9,454,783	27,285,600

Property and equipment, net	418,437	398,833

OTHER ASSETS
Intangibles, net	1,312,500	1,380,000
Deposits	282,041	389,278

Total other assets	1,594,542	1,769,278

TOTAL ASSETS	$ 11,467,762	$ 29,453,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Warehouse lines of credit	$ 7,172,334	$ 24,670,295
Accounts payable	75,678	105,270
Accrued other expenses	729,662	1,247,091
Loan indemnification reserve, current portion	405,086	159,359
Convertible Promissory Note, current portion	900,000	2,000,000
Capital lease obligations, current portion	70,622	70,622

Total current liabilities	9,353,382	28,252,637
Convertible Promissory Note, less current portion	800,000	--
Loan indemnification reserve, less current portion	947,425	962,707
Capital lease obligations, less current portion	82,237	135,026

Total liabilities	11,183,044	29,350,370

STOCKHOLDERS’ EQUITY
Common stock, $.0000001 par value, 50,000,000 shares
authorized, 2,586,795 issued and outstanding for 2004 and	1	1
2,576,795 issued and outstanding for 2003
Paid-in capital	7,585,155	7,583,655
Retained earnings	(7,300,437)	(7,480,315)

Total stockholders’ equity	218,718	103,341

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 11,467,762	$ 29,453,711

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
REVENUE
Loan origination fees and gain on sale
of loans	$ 5,513,902	$ 3,395,941	$ 13,948,504	$ 8,953,544
Direct costs of loan origination	(2,882,749)	(1,579,698)	(7,020,559)	(3,967,422)
Interest income	682,218	498,878	1,501,400	1,374,401
Interest expense, warehouse and other	(491,598)	(317,194)	(1,055,209)	(881,611)
debt

Total revenue	2,821,773	1,997,927	7,374,136	5,478,912

EXPENSES
Salaries, commissions, and benefits	1,693,762	1,223,012	4,272,293	3,505,856
Occupancy, equipment and communication	174,245	114,314	511,155	333,842
General and administrative	262,107	357,715	679,801	1,009,975
Provision for loan losses	438,284	299,270	1,181,119	2,154,542
Interest Expense, convertible	72,268	251,157	389,666	754,643
promissory note
Depreciation expense	29,908	35,652	92,725	99,792
Amortization expense	22,500	22,500	67,500	67,500

Total expenses	2,693,074	2,303,620	7,194,259	7,926,150

Cumulative effect of change in	--	--	--	354,289
accounting principle
INCOME (LOSS) BEFORE INCOME TAXES	128,699	(305,693)	179,877	($ 2,801,527)
PROVISION FOR INCOME TAXES	--	--	--	--

NET LOSS	$ 128,699	($ 305,693)	$ 179,877	($ 2,801,527)

Basic Earnings per share	$ 0.05	$ (0.12)	$ 0.07	$ (1.11)

Diluted earnings per share	$ 0.04	$ (0.12)	$ 0.06	$ (1.11)

Basic Weighted Average Shares
Outstanding	2,581,795	2,533,590	2,581,795	2,533,590

Diluted Weighted Average Shares
Outstanding	3,011,795	2,533,590	3,011,795	2,533,590

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sept 30, 2004	Nine Months Ended Sept 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 179,877	$(2,801,529)
Non-cash items-
Depreciation and amortization	160,225	167,292
Provision for loan losses	226,445	931,604
Other	1,500	110,050
(Increase) decrease in-
Accounts receivable	(165,621)	762,131
Mortgage loans held for sale	17,735,123	(2,196,915)
Prepaid expenses and other assets	87,978	233,194
Increase (decrease) in-
Accounts payable	(29,592)	99,552
Accrued other expenses	(517,429)	501,746

Net cash provided (used) by operating activities	17,678,506	(2,192,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(112,327)	(107,783)
Decrease (Increase) in restricted cash	197,400	(200,052)

Net cash provided (used) by investing activities	85,073	(307,835)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments), warehouse lines of credit	(17,497,961)	1,984,483
Repayment of long-term debt	(300,000)	(406,711)
Repayments, capital lease obligations	(52,789)

Net cash provided (used) by financing activities	(17,850,750)	1,577,772

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(87,170)	(922,938)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,042,742	2,459,425

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 955,572	$ 1,536,487

SUPPLEMENTAL INFORMATION
Cash Paid For Income Taxes	$ None	$ None

Cash Paid For Interest	$ 1,328,443	$ 872,655

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations have been included. Operating results for the three months ended and nine months ended September 30, 2004 are not necessarily indicative of the results that might be expected for the 12 months ending December 31, 2004.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(unaudited)

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

As of September 30, 2004, the Company has outstanding indemnification agreements with investors totaling $405,086, requiring current aggregate monthly payments of $54,316 and expiring October 2004 through July 2006. These liabilities are included as part of the loan indemnification reserve.

     Revenue Recognition

Loan origination fees, net of direct costs, are deferred and recognized over the term of the loan or at the time the loan is sold. Gains or losses from the sale of mortgages are recognized when the proceeds are received from the purchaser. Interest income is accrued and credited to income based on the principal amount outstanding.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(unaudited)

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

The SAB is effective for loan commitments entered into April 1, 2004 or later. The SEC view is consistent with the Company’s accounting policy in a stable or rising interest rate environment and would have no effect on the Company in such rate environments. However, the Company generally records a rate lock derivative asset in a falling rate environment, and this asset would not be recordable under the SAB. Accordingly, the impact is immaterial as of September 30, 2004. The Company expects that net income would decline during periods of falling interest rates due to the inability to record rate lock derivative assets.

NOTE 2 - WAREHOUSE LINES OF CREDIT

The Company has a $12,500,000 warehouse line of credit agreement dated September 7, 2004, expiring September 30, 2005, which provides financing for the Company’s origination of mortgage loans. The line of credit bears interest at LIBOR plus 2.50% to 3.75% depending on the underlying collateral. Purchase proceeds are withdrawn from the Company’s bank account as funding proceeds from investors are deposited. The underlying mortgages and related documents and instruments collateralize the line of credit. At September 30, 2004, the outstanding principal balance of the warehouse line of credit amounted to $7,172,334.

The agreement contains certain financial covenants, including maintenance of minimum tangible net worth and equity base, maximum debt to tangible net worth and equity base ratios, minimum current ratio, and limitations on transactions with affiliates and stockholder distributions, as defined in the agreement.

The Company entered into a $30,000,000 Loan Purchase Agreement dated January 9, 2004, expiring on December 31, 2004, which provides 100% funding of the Company’s mortgage loans originated. Entrust receives a fee for providing interim servicing functions until the ultimate sale of such loans to the ultimate investor and a service release premium paid by the ultimate investor. The Company has not recorded these loans as Mortgages Loans Held for Sale because these loans are being assigned and transferred at the time of closing. At September 30, 2004, the mortgage loans originated and held by the lender for sale to the ultimate investors is $33,155,050. On September 9, 2004, Guaranty Bank and Trust Company notified the Company that the Loan Purchase Agreement would terminate on October 1, 2004. On September 29, 2004, Guaranty Bank and Trust Company extended the termination date to October 23, 2004. The Loan Purchase Agreement was terminated as of October 23, 2004.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
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

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the excess of acquisition costs over the fair value of the net assets of acquired businesses, which have been allocated to identifiable intangible assets as follows at September 30, 2004:

Description	Estimated Life	Acquisition Cost	Accumulated Amortization	Net Carrying Value
Client contracts	20 Years	$1,200,000	$(325,000)	$ 875,000
Technology rights	10 Years	200,000	(107,000)	93,000
State licenses	40 Years	400,000	(55,500)	344,500

		$1,800,000	$(487,500)	$1,312,500

Amortization expense will amount to $90,000 for each of the next five years.

NOTE 5 - INCOME TAXES

The Company has net operating losses of approximately $4,585,323 available to offset future consolidated federal and state taxable income through 2023. Based upon the Company’s current operating losses and the uncertainty as to future taxable income, a full valuation allowance has been provided for the Company’s net deferred tax asset as of September 30, 2004.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
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

Results of Operations

Three Months Ended September 30, 2004

Loan origination fees and gain on sale of loans increased from $3.4 million for 2003 to $5.5 million in 2004. The increase is attributable to the wholesale division increased funding from $59.8 million in 2003 to $107.8 million in 2004. In addition, the Company’s retail division increased funding to $33.5 million for 2004 compared to $26.1 million in 2003. Direct cost increased from $1.6 million in 2003 to $2.9 million in 2004. Revenue realized on each wholesale loan sold during this period decreased by $144 per unit compared to loans sold in the same period of 2003. The Company reduced the underwriting fee charged on each loan during this quarter. Direct cost on each wholesale loan increased $134 per unit compared to the same period of 2003, primarily because of the increase fees paid to brokers.

Interest income increased from $498,878 for 2003 to $682,218 for 2004. Warehouse line of credit interest expense increased from $317,194 in 2003 to $491,598 in 2004.

Salaries, commissions and benefits increased from $1.2 million in 2003 to $1.7 million in 2004. This 38% increase is consistent with the increase in the numbers of employees and the continued investment in the expansion of the Company’s wholesale organization.

The loan loss provision increased to $438,284 in 2004 from $299,270 in 2003. The Company’s loan loss reserve increased because the wholesale loan volume increased during the period. The Company’s loan loss reserve is based on management’s most current estimate of risk exposure, using past experience and the most available economic circumstances.

Interest expense related to corporate borrowings decreased from $251,157 in 2003 to $72,268 in 2004. The decrease is the result of restructuring the $2 million convertible promissory note from an effective annual interest rate of 45% to 12%.

General and administrative expenses decreased from $357,715 in 2003 compared to $262,107 in 2004. This decrease was primarily attributable to the Company spending less on third party services such as consultants.

The Company reported net income for the three months ending September 30, 2004 of $128,699 (approximately $0.04 per share on a fully diluted basis) compared to a net loss of $305,693 (approximately $0.12 per share on a fully diluted basis) for this same period in 2003.

Nine Months Ended September 30, 2004

Loan origination fees and gain on sale of loans increased from $8.9 million for 2003 to $13.9 million in 2004. The increase is attributable to the wholesale division increased funding from $162.2 million in 2003 to $256 million in 2004. In addition, the Company’s retail division increased funding to $93.0 million for 2004 compared to $68.1 million in 2003. Direct cost increased from $4.0 million in 2003 to $7.0 million in 2004. Revenue realized on each wholesale loan sold during this period increased by $136 per unit compared to loans sold in the same period of 2003. Direct cost on each wholesale loan increased approximately $300 per unit compared to the same period of 2003 primarily because of the increase fees paid to brokers. Revenue realized on each retail loan sold during this period increased by $250 per unit compared to loans sold in the same period of 2003. Direct cost on each retail loan increased approximately $900 per unit compared to the same period of 2003 primarily because of the increase fees paid to affiliates and brokers.

Interest income increased from $1.4 million for 2003 to $1.5 million for 2004. Warehouse line of credit interest expense increased from $881,611 in 2003 to $1,055,209 in 2004.

Salaries, commissions and benefits increased from $3.5 million in 2003 to $4.3 million in 2004. This increase is consistent with the increase in the numbers of employees and loan officers originating loans. In addition, the Company continues to invest in the expansion of the Company’s sales and operations organization.

The loan loss provision decreased to $1.2 million in 2004 from $2.2 million in 2003. The Company’s loan loss reserve can fluctuate from time to time based on management’s most current estimate of risk exposure, using past experience and the most available economic circumstances. The decrease is primarily attributable to the $1.4 million change in estimate for the loan loss reserve recorded during this period in 2003. In addition, the decrease was offset by an increase in wholesale loan fundings during the period compared to the same period last year.

Interest expense related to corporate borrowings decreased from $754,643 in 2003 to $389,666 in 2004. The decrease is the result of restructuring the $2 million convertible promissory note from an effective annual interest rate of 45% to 12%.

General and administrative expenses decreased from $1,009,975 in 2003 compared to $679,801 in 2004. This decrease was primarily attributable to the Company spending less on third party services such as consultants.

The Company reported net income for the nine months ending September 30, 2004 of $179,877 (approximately $0.06 per share on fully diluted basis) compared to a net loss of $2,801,527 (approximately $1.11 per share on a fully diluted basis) in 2003.

Liquidity and Capital Resources

Loan origination increased substantially for the quarter ending in 2004 compared to 2003. The increase is attributable to the wholesale division increased funding from $162.2 million in 2003 to $256 million in 2004. In addition, the Company’s retail division increased funding to $93.0 million for 2004 compared to $68.1 million in 2003.

As a consequence, during the nine months ended September 30, 2004, net cash provided by operating activities was $17.7 million compared to net cash used by operating activities of $2.2 million in 2003. Net cash provided in operating activities in 2004 is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale.

Net cash used by investing activities to purchase property and equipment was approximately $108,000 in 2003 compared to approximately $112,327 in 2004. In addition, there was a decrease in restricted cash during 2004 of approximately $200,000, which was used to pay accrued interest.

Net cash used for financing activities in 2004 was $17.85 million and in 2003 net cash provided by financing activities was $1.6 million.

The decrease in net cash flow from operating, financing, and investing activities was less than $90,000 in 2004 compared to a decrease in cash of approximately $900,000 for the same period in 2003.

The Company’s warehouse credit facility provides for a maximum borrowing capacity of $12.5 million. We currently have $7.1 million outstanding on this facility.

The Company entered into a $30,000,000 Loan Purchase Agreement dated January 9, 2004, expiring on December 31, 2004, which provides 100% funding of the Company’s mortgage loans originated. Entrust receives a fee for providing interim servicing functions until the ultimate sale of such loans to the ultimate investor and a service release premium paid by the ultimate investor. The Company has not recorded these loans as Mortgages Loans Held for Sale because these loans are being assigned and transferred at the time of closing. At September 30, 2004, the mortgage loans originated and held by the lender for sale to the ultimate investors is $33,155,050. On September 9, 2004, Guaranty Bank and Trust Company notified the Company that the Loan Purchase Agreement would terminate on October 1, 2004. On September 29, 2004, Guaranty Bank and Trust Company extended the termination date to October 23, 2004. The Loan Purchase Agreement was terminated as of October 23, 2004.

At the present time, the Company is using a combination of sources for placement of its mortgages while it searches for a replacement loan purchase arrangement. The Company considers such a replacement to be necessary for its long-term growth.

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

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: see the attached Exhibit Index following the signature page.

     (b) Reports on Form 8-K: We filed one Form 8-K on September 14, 2004 and October 4, 2004, which discussed the termination of the loan purchase agreement with Guaranty Bank and Trust.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2004

Entrust Financial Services Inc.

By: /s/ Scott J. Sax Scott J. Sax Chief Executive Officer By: /s/ Jeffrey D. Rudolph Jeffrey D. Rudolph Chief Financial Officer

EXHIBIT INDEX
Form 10-QSB
Quarter Ended September 30, 2004

Exhibit No.	Description

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906