Form 10KSB
period 2004-12-31
ENTRUST FINANCIAL SERVICES INC
filed 2005-03-25
CIK 1054303

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent year were $9,604,830. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 2004 was approximately $1,959,221. The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, December 31, 2004, was 2,612,295.

References in this document to “us,” “we,” “our,” or “the Company” refer to Entrust Financial Services, Inc. its predecessors and its subsidiaries.

FORM 10-KSB
Entrust Financial Services, Inc.
INDEX

Page
PART I
Item 1. Description of Business	3
Item 2. Description of Property	14
Item 3. Legal Proceedings	14
Item 4. Submission of Matters to a Vote of Security Holders	14
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities	15
Item 6. Management's Discussion and Analysis of Financial Condition and
Results of Operations	16
Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures	20
Item 8A. Controls and Procedures	20
Item 8B. Other Information	20
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act	21
Item 10. Executive Compensation	23
Item 11. Security Ownership of Certain Beneficial Owners and Management	24
Item 12. Certain Relationships and Related Transactions	25
Item 13. Exhibits and Reports on Form 8-K	25
Item 14. Principal Accountant Fees and Services	26
Financial Statements pages	27
Signatures	28
Certifications	31

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

RISK FACTORS

THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. ONLY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT SHOULD PURCHASE OUR COMMON SHARES. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. WE HAVE INCURRED SUSTANTIAL OPERATING LOSSES OVER THE PAST SEVERAL YEARS. AS A RESULT WE HAVE A SUBSTANTIAL ACCUMULATED DEFICIT AND A NEGATIVE STOCKHOLDERS EQUITY POSITION ON DECEMBER 31, 2004. UNLESS WE CAN IMPROVE OUR FINANCIAL SITUATION, WE WILL BE UNABLE TO PAY OUR OBLIGATIONS AND MAY NOT SURVIVE AS AN ENTITY.

For the fiscal year ended December 31,2004, our accountants have expressed doubts about our ability to continue as a going concern. We have incurred net losses of $3.6 million and $216,250 during the years ended December 31, 2003 and 2004, respectively. At December 31, 2004, we had a negative stockholders’ equity of $91,009 and an accumulated retained deficit of $7.7 million, which includes losses from our prior operations. Our ability to survive as an entity depends upon our ability to develop profitable operations, of which there can be no assurance. While we believe we have taken actions to solidify our financial condition, we cannot give assurances that these actions will be successful and that we will be able to survive as an entity.

OUR FUTURE ORGANIZATION, OPERATIONS, VIABILITY, AND POTENTIAL PROFITABILITY CANNOT BE ASSESSED AT THIS TIME. WE HAVE ENTERED INTO A STOCK PURCHASE AGREEMENT FOR THE SALE OF ALL OUTSTANDING SHARES OF ENTRUST MORTGAGE, INC., IF THE STOCK PURCHASE AGREEMENT IS APPROVED BY OUR SHAREHOLDERS, WE WILL HAVE NO OPERATIONS UPON CLOSING, UNLESS WE CAN DEVELOP AN ALTERNATIVE.

On March 4, 2005, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among us, Entrust Mortgage, Inc and BBSB, LLC (“BBSB”) pursuant to which BBSB has agreed to purchase all of the issued and outstanding shares of Entrust Mortgage in exchange for the cancellation of any and all of our obligations to BBSB and Entrust Mortgage and the assumption of certain of our obligations to third-parties (the “Entrust Mortgage Sale”). We will receive no profit from the sale.

We currently conduct all of our operations through Entrust Mortgage. Upon the closing of the Entrust Mortgage Sale, we will have no ongoing operations. Our shareholders will not receive any consideration in the Entrust Mortgage Sale. We are continuing to review our strategic alternatives following the closing of the Entrust Mortgage Sale, which may include an acquisition of new operations. However, there can be no guarantee we will acquire new operations or that Entrust Financial will not be dissolved after the Entrust Mortgage Sale.

The closing of the Entrust Mortgage Sale is subject to a number of conditions, including approval of the Entrust Mortgage Sale by the requisite vote of our shareholders, receipt of all material third party consents and other customary closing conditions. There is also no guarantee that the Entrust Mortgage Sale will occur, or if it occurs, that it will occur under the present terms and conditions of the Stock Purchase Agreement. The Stock Purchase Agreement is a definitive agreement but may be amended or altered by the parties prior to closing.

As a result, our organization, the operations, the viability and the potential profitability in the future cannot be assessed at this time.

WE CANNOT GUARANTEE THAT THE ENTRUST MORTGAGE SALE WILL BE APPROVED BY OUR SHAREHOLDERS. IF THE ENTRUST MORTGAGE SALE IS NOT APPROVED, WE MAY BE FORCED TO SUSPEND OPERATIONS IN ANY CASE.

The Entrust Mortgage Sale is subject to the approval by a majority of our shareholders. We cannot guarantee that we will obtain this approval. However, since we have been unable to secure sufficient funding to expand our operations and are unable to repay our loan to BBSB, we may be forced to cease operations in any case. If we suspend operations without finding a replacement for these operations in short period of time, we will probably not be viable as an entity in the future.

WE DO NOT HAVE A SUSTAINED HISTORY OF PROFITS IN OUR OPERATIONS AND THERE IS NO GUARANTEE THAT WE EVER WILL BE PROFITABLE AGAIN, PARTICULARLY IF THE ENTRUST MORTGAGE SALE OCCURS.

We were formed in 1996 and acquired the operations of a company in 1999. From the time we began operations we operated at a loss, with the exception of fiscal year 2001. Since we have no history of profitability over a sustained period of time, we have limited financial results upon which you may judge our potential. We have no idea as to whether we will ever be able to become a profitable operation. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include:

—	Lack of capital for our mortgage banking operations,
—	Substantial delays and expenses related to testing and development of new products,
—	Development and marketing problems encountered in connection with our new and existing products,
—	Competition from larger and more established companies, and
—	Lack of market acceptance of our products.

BECAUSE OUR HISTORY IS LIMITED, WE ARE SUBJECT TO INTENSE COMPETITION, AND WE PLAN TO SELL OUR SOLE OPERATIONS WITHOUT REALIZING ANY PROFIT FROM THE SALE, ANY INVESTMENT IN US WOULD BE INHERENTY RISKY.

      Because we are a company with a limited history of operations and profitability, our activity can be expected to be extremely competitive and subject to numerous risks. The mortgage banking and brokerage business has been highly competitive with many companies having access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. We are selling our sole operations without realizing any profit from the sale. Therefore, investors should consider an investment in us to be an extremely risky venture.

WE ARE AT SIGNIFICANT RISK REGARDING OUR ABILITY TO CONTINUE AS AN ENTITY IN THE FUTURE.

      Our future as a company will depend primarily upon our ability to successfully find a new acquisition and to develop and to market our new products and /or services. At the present time, we have no definitive acquisition candidates to consider. We cannot guarantee that we will be able to find an acquisition candidate to replace our current operations. Further, it is possible that any future operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Even if we find an acquisition candidate, our operations will be affected by many factors, some known by us, some unknown, and some, which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost.

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

UNTIL WE SELL OUR OPERATIONS, WE ARE SUBJECT TO EXTENSIVE REGULATION

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

UNTIL WE SELL OUR OPERATIONS, WE ARE SUBJECT TO INTENSE COMPETITION FROM COMPANIES, WHICH ARE LARGER AND HAVE GREATER RESOURCES THAN WE DO.

      Competition from larger and more established companies is significant and expected to increase. There are many sources of mortgages available to potential borrowers today. These sources include consumer finance companies, mortgage banking companies, savings banks, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these alternative sources are substantially larger and have considerably greater financial, technical and marketing resources than we do, as well as more experience. Additionally, many financial services organizations against whom we compete for business have formed national loan origination networks or have purchased home equity lenders. We compete for mortgage loan business in several ways, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. If any of these competitors significantly expand their activities in our market, our business could be materially adversely affected. Changes in interest rates and general economic conditions may also affect our business and our competitors. During periods of rising interest rates, competitors who have locked into lower rates with potential borrowers may have a competitive advantage. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their mortgage products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies that are more effective than any we currently offer regarding our proprietary mortgage software. In addition, there can be no guarantee that we will be able to protect our proprietary software from being copied or infringed upon. Therefore, there are no assurances that we will ever be able to maintain our profitable position in the marketplace

UNTIL WE SELL OUR OPERATIONS, OUR SUCCESS WILL BE DEPENDENT UPON OUR CURRENT MANAGEMENT.

Until we sell our operations, our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations.

Our Chief Executive Officer resigned on February 11, 2005 and his duties and responsibilities were assigned to our Chief Financial Officer. We cannot guarantee the results of this change.

OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR INITIAL SALE PRICE.

      There has been, and continues to be, a limited public market for our common stock. Although our common stock trades on the NASD Bulletin Board, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

o	Actual or anticipated fluctuations in our operating results;
o	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;
o	changes in market valuations of other mortgage brokerage companies, particularly those that sell products similar to as ours;
o	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
o	introduction of technologies or product enhancements that reduce the need for our products; and o departures of key personnel.
o	departures of key personnel.

Of our total outstanding 2,612,295 shares as of February 28, 2005, a total of 937,114 or 36%, will be restricted from immediate resale but may be sold into the market in the near future. The remaining 1,675,181 or approximately 64% is eligible for resale. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

ISSUANCE OF ADDITIONAL SHARES COULD DEPRESS OUR STOCK PRICE.

As of February 28, 2005, under various arrangements, which we have, a total of 48,500 shares may be issued upon the exercise of various stock options and warrants. These shares of our common stock are at various exercise prices. We have registered these securities under a Form S-3. Any or all of these potential share issuances may have a negative effect on the share price of our common stock in the future.

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

THE MARKET FOR OUR COMMON STOCK IS SUBJECT TO RULES RELATING TO LOW-PRICED STOCK

Our common stock is currently listed for trading in the NASD Over-The-Counter Bulletin Board Market and is subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Our tangible net worth was below the minimum requirement as of December 31, 2004. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock.

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

In April 2001, the Company changed its name to Entrust Financial Services, Inc.

On December 31, 2002, the Company borrowed Two Million Dollars from BBSB, LLC, an unaffiliated private Colorado limited liability company. As of December 31, 2003, the Convertible Promissory Note (“Note”) had interest payable at 12% per annum, payable monthly, in arrears, and a 33% final interest payment only upon maturity or prepayment of the Note. The Note is secured by all the assets, (e.g. accounts, contracts, intangible assets, furniture & fixtures) of Entrust Mortgage, Inc.. In addition, the Company entered into a Pledge Agreement, whereby all the shares of the common stock of Entrust Mortgage, Inc. are held by the lender to ensure timely payment and performance of the obligation. The Note contains financial covenants, which as of the end of 2003 the Company was not in compliance with. In accordance with the Note, the Company had deposited $500,000 into a restricted cash account as of December 31, 2003. As of December 31, 2004, the balance in the restricted cash account was $2,805.

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

The Company entered into a $30,000,000 Loan Purchase Agreement dated January 9, 2004, which provided 100% funding of the Company’s mortgage loans originated. This helped the Company increase its wholesale loan production during the year without having to increase its capital ratios. The Agreement was unexpectedly terminated as of October 23, 2004 and since that time the Company has been actively looking for additional capital to maintain its wholesale production levels or a strategic partner. The Company has not been able to raise additional capital or secure a strategic partner and is currently operating the business with a $14 million warehouse line of credit, which has been in place during 2004. The Company is in default under certain financial covenants under this warehouse line of credit, including maintaining a minimum tangible net worth. The Company can only cure this default by raising additional capital or decreasing the maximum line amount. In addition, the Company has not been able to acquire a new warehouse line of credit of any amount to replace its current credit facility.

On March 4, 2005, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, Entrust Mortgage and BBSB pursuant to which BBSB has agreed to purchase all of the issued and outstanding shares of Entrust Mortgage in exchange for the cancellation of any and all obligations of the Company to BBSB and Entrust Mortgage and the assumption of certain obligations of the Company to third-parties (the “Entrust Mortgage Sale”).

The Company currently conducts all of its operations through Entrust Mortgage, and upon the closing of the Entrust Mortgage Sale, the Company will have no operations. The shareholders of the Company will not receive any consideration in the Entrust Mortgage Sale. The Company is continuing to review its strategic alternatives following the closing of the Entrust Mortgage Sale.

The closing of the Entrust Mortgage Sale is subject to a number of conditions, including approval of the Entrust Mortgage Sale by the requisite vote of the Company’s shareholders, receipt of all material third party consents and other customary closing conditions. In addition, BBSB may not be required to close the Entrust Mortgage Sale if it notifies the Company prior to April 3, 2005 that it is not satisfied with the results of its due diligence investigation of the Company or the contents of the Company’s disclosure schedule to the Stock Purchase Agreement.

No independent market surveys have ever been conducted to determine demand for the Company’s mortgage loan products and services. However, as explained below in the Operations section, the mortgage loan origination volume is estimated to be in excess of $2.0 trillion annually.

The Company has not been subject to any bankruptcy, receivership or similar proceeding.

Operations

The Company, through its wholly owned subsidiary, Entrust Mortgage, Inc. is engaged in mortgage banking activities in 38 states. The Company’s mortgage banking business is principally focused on wholesale and retail residential mortgage origination activities. The Company primarily originates non-conforming mortgage loans, which are loans that do not conform to FNMA, FHLMC, FHA and VA requirements. The principal deviation from such standards relate to the lower documentation standards where there is a lower loan-to-value ratio, although some do not conform because of the size of the mortgage loan. The Company’s underwriting guidelines are based upon the underwriting standards established by investors to whom such loans are sold. Entrust Mortgage accepts non-conforming first and second mortgage loan submissions, for which yields are substantially higher than for conforming mortgage loans. The mortgages are funded using an approved revolving warehouse line of credit. Presently Entrust Mortgage has a $14 million revolving warehouse line of credit.

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

The United States is one of the largest mortgage markets in the world with total outstanding mortgages exceeding $9.4 trillion. The mortgage market growth has been driven by a loan origination volume that is estimated to have been in excess of $3.0 trillion this past year. The mortgage banking business in the United States is highly fragmented with over 44,000 mortgage loan originators operating in the 50 states and its territories. In fact, the ten largest mortgage originators in the U.S. constitute less than 40% of the total mortgage loan market and no single mortgage originator holds a market share exceeding 8%. To capitalize on the opportunities available in the vast and potentially lucrative mortgage industry, The Company is utilizing its proprietary state-of-the-art technology and established contracts with 600 mortgage brokerage firms in 38 states as sources to gain an increasing share of the mortgage loan market.

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

On December 31, 2002, the Company borrowed Two Million Dollars from BBSB, LLC, an unaffiliated private Colorado limited liability company. As of December 31, 2003, the Convertible Promissory Note (“Note”) had interest payable at 12% per annum, payable monthly, in arrears, and a 33% final interest payment only upon maturity or prepayment of the Note. The Note is secured by all the assets, (e.g. accounts, contracts, intangible assets, furniture & fixtures) of Entrust Mortgage, Inc.. In addition, the Company entered into a Pledge Agreement, whereby all the shares of the common stock of Entrust Mortgage, Inc. are held by the lender to ensure timely payment and performance of the obligation. The Note contains financial covenants, which as of the end of 2003 the Company was not in compliance with. In accordance with the Note, the Company had deposited $500,000 into a restricted cash account as of December 31, 2003. As of December 31, 2004, the balance in the restricted cash account was $2,805.

As of April 1, 2004, the Company and the Note Holder agreed to restructure the Note by amending and restating the Note. In exchange for the restructuring, the Holder agreed to waive the Company’s uncured Events of Default existing under the Note. In addition, the outstanding Principal Amount will bear interest at a rate of 12% per annum, payable monthly in arrears. The Principal Amount will be paid in 20 installments and ending on May 1, 2006 ($50,000 shall be paid on the first day of each month commencing on April 1, 2004 and ending on September 1, 2004; and $100,000 shall be paid on the first day of each month commencing on January 1, 2005 and ending on May 1, 2006). The Final Interest Payment had accrued interest of $822,000 as of the date of the restructure. The Company agreed to pay the Note Holder $500,000 upon execution of the agreement, $22,000 before July 1, 2004 and $100,000 on the first day of each month commencing on October 1, 2004 and ending on December 1, 2004. The Note Holder will have the right to convert the principal amount to common stock at $.50 per share in lieu of payment of principal amount. The Company has the right to prepay the Note at any time.

On March 4, 2005, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, Entrust Mortgage and BBSB pursuant to which BBSB has agreed to purchase all of the issued and outstanding shares of Entrust Mortgage in exchange for the cancellation of any and all obligations of the Company to BBSB and Entrust Mortgage and the assumption of certain obligations of the Company to third-parties (the “Entrust Mortgage Sale”).

The Company currently conducts all of its operations through Entrust Mortgage, and upon the closing of the Entrust Mortgage Sale, the Company will have no operations. The shareholders of the Company will not receive any consideration in the Entrust Mortgage Sale. The Company is continuing to review its strategic alternatives following the closing of the Entrust Mortgage Sale.

Markets

Until the sale of its mortgage company, the Company plans to continue to market residential mortgages through its network of 600 mortgage brokerage firms in 38 states, using traditional methods. Currently, the Company has a marketing strategy, which uses regional sales representatives, along with an in-house sales team to market its mortgage loan products nationwide. While the Company has an established based of mortgage brokerage firms, it continues to add new accounts through direct solicitation, fax blast marketing, mass e-mail marketing, and participation in mortgage industry trade shows.

Raw Materials

The use of raw materials is not now a material factor in the Company’s operations.

Customers and Competition

The mortgage banking business is a highly competitive and fragmented industry with over 44,000 licensed mortgage loan originators. The United States is one of the largest mortgage markets in the world with total outstanding mortgages exceeding $9.4 trillion. The mortgage market is driven by a loan origination volume in excess of $3 trillion per year and continues to grow as inflation and other factors increase the average price of a house. The ten largest mortgage originators in the U.S. constitute less than 40% of the total mortgage origination market with no single originator holding a market share greater than 8%.

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

Employees

Currently, the Company employs ninety-five full-time people. These employees consist of four management staff and ninety-one loan origination staff and clerical support. The Company plans to hire additional employees in the future to facilitate anticipated growth projections. None of the Company’s employees are subject to a collective bargaining agreement.

Backlog

At December 31, 2004, the Company had approximately $75 million of mortgage loans to be processed for which it anticipates approximately a 42% closure rate.

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

Item 2.  Description of Properties.

The Company’s executive offices are located at 6795 E. Tennessee Ave., Fifth Floor, Denver, Colorado 80224. These are also the offices of Entrust Mortgage. The Company rents this office space on a five-year lease at a cost of $14,972.50 per month from an unaffiliated third party. The lease terminates in 2005. The Company owns office equipment to furnish all of its offices. All of the management activities of the Company are performed in Colorado.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Principal Market or Markets

      The common stock of the Company has traded on the NASD Over-the-Counter Bulletin Board since May 2000. Currently, the common stock of the Company trades under the symbol ENFN. The following table sets forth the high and low bid quotation for the Company’s common stock for each quarterly period in 2004 and 2003.

Bid Price
	High	Low
2004
First Quarter	$ 0.32	$ 0.13
Second Quarter	$ 0.65	$ 0.15
Third Quarter	$ 1.05	$ 0.40
Fourth Quarter	$ 1.01	$ 0.54
2003
First Quarter	$ 1.20	$ 0.56
Second Quarter	$ 1.00	$ 0.56
Third Quarter	$ 0.89	$ 0.22
Fourth Quarter	$ 0.44	$ 0.12

Approximate Number of Holders of Common Stock

As of the December 31, 2004, the Company had a total of 2,612,295 shares of common stock issued and outstanding. The number of holders of record of the Company's common stock at that date was approximately 250 shareholders.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. No dividends on the common stock were declared or paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

General

Entrust Financial Services, Inc., is a publicly traded (OTCBB:ENFN) holding company with a core focus on wholesale mortgage banking, through its wholly owned subsidiary, Entrust Mortgage Inc. Entrust Mortgage markets consumer financial products, including first and second mortgages, and home equity loans. Entrust Mortgage specializes in limited documentation loans for good credit quality borrowers. Entrust Mortgage is licensed as a mortgage banker in 38 states and provides loan services to more than 600 contracted mortgage brokers.

The company was founded in 1996, under the laws of Colorado, as Centennial Banc Share Corp., for the purpose of operating as a mortgage broker. In April 1999 the Company acquired Entrust Mortgage Inc. and expanded its business into the wholesale mortgage banking area.

The Company entered into a $30,000,000 Loan Purchase Agreement dated January 9, 2004, which provided 100% funding of the Company’s mortgage loans originated. This helped the Company increase its wholesale loan production during the year without having to increase its capital ratios. The Agreement was unexpectedly terminated as of October 23, 2004 and since that time the Company has been actively looking for additional capital to maintain its wholesale production levels or a strategic partner. The Company has not been able to raise additional capital or secure a strategic partner and is currently operating the business with a $14 million warehouse line of credit, which has been in place during 2004. The Company is in default under certain financial covenants under this warehouse line of credit, including maintaining a minimum tangible net worth. The Company can only cure this default by raising additional capital or decreasing the maximum line amount. In addition, the Company has not been able to acquire a new warehouse line of credit of any amount to replace its current credit facility.

On March 4, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, Entrust Mortgage and BBSB pursuant to which BBSB has agreed to purchase all of the issued and outstanding shares of Entrust Mortgage in exchange for the cancellation of any and all obligations of the Company to BBSB and Entrust Mortgage and the assumption of certain obligations of the Company to third-parties (the "Entrust Mortgage Sale").

The Company currently conducts all of its operations through Entrust Mortgage, and upon the closing of the Entrust Mortgage Sale, the Company will have no operations. The shareholders of the Company will not receive any consideration in the Entrust Mortgage Sale. The Company is continuing to review its strategic alternatives following the closing of the Entrust Mortgage Sale.

The Company is registered under the United States Securities and Exchange Act and its stock trades principally on the Over-the-counter Bulletin Board in the United States under the symbol ENFN. The Company maintains several WEB sites under the following names; www.entrustmtg.com www.entrustfs.com www.easyqual.com

Forward-Looking Statements

The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: risks with respect to our ability to complete the Entrust Mortgage Sale; recent changes in the economy and its effect on our business; uncertainty of interest in the Company by potential acquirers, merger partners or other strategic partners, if any, following completion of the Entrust Mortgage Sale the ability of the Company to successfully develop new products for new markets; the impact of competition on the revenues of the Company, changes in laws or regulatory requirements that may adversely affect or preclude customers from using the Company's products for certain applications; delays in the introduction of new products or services; failure by the Company to keep pace with emerging technologies, potential losses from increasing level of defaulted loans due to adverse national economic conditions, and potential losses from loan fraud.

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

The Business

Entrust Financial Services, Inc. is a holding company with its wholly owned subsidiary Entrust Mortgage, Inc. engaged in mortgage banking activities in 38 states. The Company’s business is principally focused on wholesale and retail residential mortgage origination activities. The Company primarily originates non-conforming mortgage loans, which are loans that do not conform to FNMA, FHLMC, FHA and VA requirements. The principal deviation from such standards relate to the lower documentation standards where there is a lower loan-to-value ratio, although some do not conform because of the size of the mortgage loan. The Company’s underwriting guidelines are based upon the underwriting standards established by investors to whom such loans are sold.

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

Results of 2004 compared to 2003

The Company entered into a $30,000,000 Loan Purchase Agreement dated January 9, 2004, which provided 100% funding of the Company's mortgage loans originated. This helped the Company increase its wholesale loan production during the year without having to increase its capital ratios. The Agreement was unexpectedly terminated as of October 23, 2004 and since that time the Company has been actively looking for additional capital to maintain its wholesale production levels. The Company has not been able to raise additional capital and is currently operating the business with a $14 million warehouse line of credit, which has been in place during 2004. The Company is in default under certain financial covenants under this warehouse line of credit, including maintaining a minimum tangible net worth. The Company can only cure this default by raising additional capital or decreasing the maximum line amount. In addition, the Company has not been able to acquire a new warehouse line of credit of any amount to replace its current credit facility.

Loan origination fees and gain on sale of loans increased from $12.2million for 2003 to $18.3 million in 2004. The increase is attributable to the wholesale Division increased funding from $217 million in 2003 to $340 million in 2004. In addition, the Company's retail division increased funding to $118 million for 2004 compared to $92.4 million in 2003. Revenue realized on each loan sold in 2004 increased compared to loans sold in the same period of 2003 primarily because of the premium income realized on each loan. Direct cost increased from $4.2 million in 2003 to $7.4 million in 2004. The increase was attributed to the increase in loan origination volume and fees paid to brokers.

Interest income increased from $1.9 million for 2003 to $2.4 million 2004. This increase was attributable to an increase in overall loan originations and an increase in the average balance of loans held for sale. Warehouse line of credit interest expense increased from $1.4 million in 2003 to $1.8 million in 2004 because of the increased loan volume from period to period.

Salaries, commissions and benefits increased from $5.9 million in 2003 to $7.7 million in 2004. This 30% increase is consistent with the increase in the numbers of employees and the continued investment in the expansion of the Company's wholesale organization.

The loan loss provision decreased to $1.6 million in 2004 from $2.9 million in 2003. The Company's loan loss reserve can fluctuate from time to time based on management's most current estimate of risk exposure, using past experience and the most available economic circumstances. During 2003, management increased the loan loss reserve to 1/2% of 1% for wholesale loan funding and provided an additional amount based on the loan default experience. The effect of the change in estimate was a one-time non-cash reduction to the Company's earnings of $1.4 million. In addition, during 2003 the Company determined that a $500,000 note receivable was uncollectible and was written off to the loan loss provision.

Interest expense related to corporate borrowings decreased from $1 million in 2003 to $460,000 in 2004 because the Company restructured the convertible promissory note from an effective annual rate of 45% to 12% in April 2004.

General and administrative expenses decreased from $1.2 million in 2003 compared to $1.0 million in 2004.

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

The Company reported a net loss in 2004 of $216,250 (approximately $0.08 per share) compared to a net loss of $3.6 million (approximately $1.43 per share) in 2003.

Because the Company has not been able to acquire a new warehouse line of credit of any amount to replace its current credit facility, the Company has had to pursue alternatives. On March 4, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, Entrust Mortgage and BBSB pursuant to which BBSB has agreed to purchase all of the issued and outstanding shares of Entrust Mortgage in exchange for the cancellation of any and all obligations of the Company to BBSB and Entrust Mortgage and the assumption of certain obligations of the Company to third-parties (the "Entrust Mortgage Sale").

The Company currently conducts all of its operations through Entrust Mortgage, and upon the closing of the Entrust Mortgage Sale, the Company will have no operations. The shareholders of the Company will not receive any consideration in the Entrust Mortgage Sale. The Company is continuing to review its strategic alternatives following the closing of the Entrust Mortgage Sale. One of the alternatives involves acquiring existing operations of another company. The Company has developed a process to solicit proposals from third parties for potential acquisition candidates. The Company has had discussions with interested parties. At the present time, the Company has no definitive candidates and does not know if it ever will develop any such candidates. The Company considers this process to be in line with its plan to examine its strategic alternatives.

Results of 2003 compared to 2002

Loan origination fees and gain on sale of loans increased from $10.6 million for 2002 to $12.2 million in 2003. The increase is attributable to the wholesale Division increased funding from $185 million in 2002 to $217 million in 2003. In addition, the Company's retail division increased funding to $92.4 million for 2003 compared to $55.7 million in 2002. The loan volume increased substantially from period to period because of the interest rate environment as individuals continue to refinance their mortgage loans. Revenue realized on each loan sold in 2003 remained the same compared to loans sold in the same period of 2002. Direct cost increased from $3.6 million in 2002 to $4.2 million in 2003. The increase was attributed to the increase in loan origination volume.

Interest income increased from $1.6 million for 2002 to $1.9 million 2003. This increase was attributable to an increase in overall loan originations and an increase in the average balance of loans held for sale. Warehouse line of credit interest expense increased from $1.2 million in 2002 to $1.4 million in 2003 because of the increase loan volume from period to period.

Salaries, commissions and benefits increased from $4.2 million in 2002 to $5.9 million in 2003. This 40% increase is consistent with the increase in the numbers of employees and the continued investment in the expansion of the Company's wholesale organization.

The loan loss provision increased to $2.9 million in 2003 from $1.0 million in 2002. The Company's loan loss reserve can fluctuate from time to time based on management's most current estimate of risk exposure, using past experience and the most available economic circumstances. During 2003, management increased the loan loss reserve to 1/2% of 1% for wholesale loan funding and provided an additional amount based on the loan default experience. The effect of the change in estimate was a one-time non-cash reduction to the Company's earnings of $1.4 million. In addition, during 2003 the Company determined that a $500,000 note receivable was uncollectible and was written off to the loan loss provision.

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

Liquidity and Capital Resources

Loan origination increased substantially in 2004 compared to 2003. The increase is attributable to the wholesale Division increased funding from $217 million in 2003 to $340 million in 2004. In addition, the Company's retail division increased funding to $118 million for 2004 compared to $92.4 million in 2003.

During 2004, net cash used by operating activities was $16.9 million compared to net cash provided by operating activities of $1.4 million in 2003. Net cash provided and used in operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale.

Net cash used in investing activities was approximately $900,000 in 2003 compared to net cash provided by investing activities of approximately $360,000 in 2004. During 2003, the Company deposited $500,000 into a sinking fund in connection with the convertible promissory note. In 2004, those funds were released from restricted cash in connection with restructuring the convertible promissory note.

Net cash used for financing activities in 2003 was $2.0 million and in 2004 net cash provided from financing activities was $16.6 million. This change resulted largely from the fluctuation in warehouse lines of credit.

The decrease in net cash flow from operating, financing, and investing activities was $1.4 million in 2003 compared to a minimal increase in cash during 2004.

Item 8.   Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8a.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to Entrust Financial Services required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

The Company has made no significant change in its internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 8b.   Other Information

The Company currently conducts all of its operations through Entrust Mortgage, and upon the closing of the Entrust Mortgage Sale, the Company will have no operations. The shareholders of the Company will not receive any consideration in the Entrust Mortgage Sale. The Company is continuing to review its strategic alternatives following the closing of the Entrust Mortgage Sale. One of the alternatives involves acquiring existing operations of another company. The Company has developed a process to solicit proposals from third parties for potential acquisition candidates. The Company has had discussions with interested parties. At the present time, the Company has no definitive candidates and does not know if it ever will develop any such candidates. The Company considers this process to be in line with its plan to examine its strategic alternatives.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

As of the date of this Form 10-KSB, the Company's executive officers and directors, their respective ages, positions and biographical information are presented below. The Directors of the Company will serve in such capacity until the next annual meeting of the Company's shareholders and until there successors have been elected and qualified. The Company's executive officers are chosen by its board of directors and serve at its discretion. There are no existing family relationships, between or among any of the Company's officers or directors. There are not any arrangements or understandings between any of the Company's directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Name	Age	Position	Since
Jeffrey D. Rudolph	43	President & Chief Executive Officer	February 2005
		Chief Financial Officer	June 2003
Linda Elliot	54	Director	August 26, 2003
Kate Longenecker	50	Director	August 26, 2003
Steve Johnson	57	Director	August 26, 2003
Krista Sweat	37	Secretary	July 2003

Jeffrey D. Rudolph

Jeffrey D. Rudolph joined Entrust Financial Services, Inc. in June 2003 and currently serves as President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Mr. Rudolph started his career in 1983 with Coopers & Lybrand as a staff accountant and was promoted to audit manager and was one of the original members of the Corporate Finance Group in Denver. Mr. Rudolph joined Intelligent Electronics, a Fortune 500 company, in 1994 as Director of Financial Services. Mr. Rudolph joined SSDS/Knowledge Workers in 1997 as Chief Financial Officer during a period of financial distress and in need of discipline and strategic planning. He participated in the development the strategic plan, achieved positive cash flow and led the M&A effort in selling a division of the company. Based upon his performance in that role, he was promoted to Chief Operating Officer and lead Knowledge Workers through aggressive revenue and operational growth while also raising capital. Mr. Rudolph continues to serve as a member of the Board of Directors of Knowledge Workers as Chairman of the Audit Committee and Corporate Secretary & Treasurer of the Company. Mr. Rudolph earned a B.A. in Business Administration-Accounting from Wittenberg University and an M.B.A. in Finance, from the University of Denver. Mr. Rudolph’s license as Certified Public Accountant, in the State of Colorado, is inactive.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires the Company’s officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. The Company has no disclosures to make regarding such filings.

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

ITEM 10.    EXECUTIVE COMPENSATION

The following table discloses, for the years indicated, the compensation for the Company’s Chief Executive Officer and each executive officer that earned over $100,000 during the year ended December 31, 2004 (the “Named Executives”).

		Annual Compensation			Long Term Compensation
			Awards		Payouts
Name and Principal Position	Year	Salary Compensation ($)	Bonus	Other Stock Compensation	Restricted LTIP Award	Securities Underlying Options (#s)	All other Options
Scott J Sax,	2004	404,488	-0-	-0-	--	--	--
Former	2003	355,586	-0-	1,600(2)	--	--	--
President(3)	2002	300,223	-0-	11,550(1)	--	--	--

Jeffrey D	2004	187,500	23,306	-0-	--	--	--
Rudolph (4)(5)	2003	88,260	-0-	-0-	--	--	--

(1)	Mr. Sax received 3,000 shares at $2.50 per share and 3,000 shares at $1.35 per share under our Equity Stock Option Plan during fiscal year ended December 31, 2002.
(2)	Mr. Sax received 3,000 shares at $0.53 per share under our Equity Stock Option Plan during fiscal year ended December 31, 2003.
(3)

Mr. Sax resigned from the Company on February 11, 2005. Mr. Sax entered into a written employment agreement with Entrust Mortgage, which was guaranteed by the Company, on July 1, 2002 with an expiration on July 1, 2006. The Employment Agreement included an annual salary of $200,000 and additional compensation equivalent to five basis points on all monthly funding on wholesale and retail loans funded by the Company or its lenders on behalf of the Company. The Company was released from its obligations to make payments under the employment agreement on February 11, 2005.

(4)	Mr. Rudolph joined the Company on June 16, 2003 as Executive Vice President and Chief Financial Officer.
(5)	Mr. Rudolph assumed the role of President and Chief Executive Officer on February 11, 2005.

DIRECTOR COMPENSATION

Each Board member receives $900 per quarter for their service on our Board of Directors. In July 2004, each Board member received a stock option to purchase 15,000 shares of common stock at $0.80 per share and was granted 8,500 shares of common stock.

The Company has hired one of its directors, Mr. Steve Johnson, in a consulting capacity at $3,000 per month. This arrangement began in May 2003 and is terminable at will.

2002 STOCK COMPENSATION PLAN

The Company has a current registration statement on Form S-8 for its 2002 Stock Compensation Plan I. A total of 150,000 shares have been registered under the plan. The Company has not issued any shares under this plan as of December 31, 2004.

EQUITY INCENTIVE PLAN

The Equity Incentive Plan was developed in 2001, and a total of 250,000 shares of common stock are reserved under this Plan. The Company has issued options to acquire 150,000 shares under this plan as of December 31, 2004.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of the Company’s $.0000001 par value common stock beneficially owned by (i) each person who, as of December 31, 2004, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) the individual Officers and Directors; and (iii) the Officers and Directors as a group. As of February 28, 2005, there were 2,612,295 common shares issued.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (2)	Percent of Class
Scott J. Sax	639,000	24.5%
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224
Linda Elliot	8,500	00.3%
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224
Kate Longenecker	8,500	00.3%
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224
Steve Johnson	8,500	00.3%
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224
Krista Sweat	7,500	00.3%
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224
Jeffrey D. Rudolph (3)	--	--
6795 E. Tennessee Ave
Fifth Floor
Denver, Colorado 80224
Officers and Directors as a Group	672,000	25.7%
(6 Person)

(1)	All ownership is beneficial and of record, unless indicated otherwise
(2)	Beneficial owner listed above has sole voting and investment power with respect to the shares shown, unless otherwise indicated
(3)	Mr. Rudolph has been granted stock options under the Equity Incentive Plan which amount to 55,000 shares at prices ranging from $0.51 to $0.57.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following financial information is filed as part of this report:

(1)	Financial Statements

(2)	Schedules

(3)	Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.	Description

3.1*	Articles of Incorporation, filed with Form 10SB, March 27, 1999.

3.2*	Bylaws, filed with Form 10-SB, March 27, 1999.

3.3*	Articles of Amendment to change name to easy Qual.com, Inc., filed with Form 10-KSB, March 29, 2001

3.4*	Articles of Amendment to change name to Entrust Financial Services, Inc. , filed with Form 10-KSB, March 29, 2001.

4.1*	Equity Incentive Plan, filed with definitive proxy, July 17, 2001.

4.2*	2002 Stock Compensation Plan I , filed with Form S-8, February 14, 2002.

4.3*	Form of Bayview Debenture, filed with Form 10-KSB, March 12, 2002. as Exhibit 10C

4.4*	Form of Bayview Warrant, filed with Form S-3, May 15, 2002.

4.4a*	Bayview Warrant.

4.5*	Form of Hite Warrant , filed with Form S-3, May 15, 2002.

4.5a*	Hite Warrant.

4.6*	Form of Catalyst Warrant, filed with Form S-3, May 15, 2002.

4.6a*	Catalyst Warrant.

4.7*	Form of Barrett Warrant, filed with Form S-3, May 15, 2002.

4.7a*	Barrett Warrant.

4.8*	Form of King Debenture, filed with Form S-3, May 15, 2002.

10.53*	Consultant Agreement with Catalyst Group, LLC, filed with Form S-3, May 15, 2002.

10.64*	Consultant Agreement with William Barrett , filed with Form S-3, May 15, 2002.

10.5*	Consultant Agreement with David A.Hite, filed with Form 10-KSB, March 12, 2002.

10.6*	Convertible Promissory Note, filed with Form 8-K, January 14, 2003.

10.7*	Pledge Agreement, filed with Form 8-K, January 14, 2003.

10.8*	Guaranty Agreement, filed with Form 8-K, January 14, 2003.

10.9*	Registration Rights Agreement, filed with Form 8-K, January 14, 2003.

10.10*	Escrow Agreement, filed with Form 8-K, January 14, 2003.

10.11*	Security Agreement, filed with Form 8-K, January 14, 2003.

10.12*	Employment Agreement of Scott Sax.

10.13*	Stock Purchase Agreement, filed with Form 8-K, March 4, 2005

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

*Previously filed

           (b) Reports on Form 8-K. The Company filed one report, dated October 4, 2004, on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent auditor, Richey May & Co., LLP, Certified Public Accountants, billed an aggregate of $4,391for the year ended December 31, 2003 and $24,850 for the year ended December 31, 2004 for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in its quarterly reports. In addition, Richey May & Co. billed an aggregate of $49,606 for the year ending December 31, 2004 for professional services rendered for tax compliance and filings.

The Company does not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. The Company’s board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ENTRUST FINANCIAL SERVICES, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003

TABLE OF CONTENTS

Page
FINANCIAL STATEMENTS-
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED BALANCE SHEETS	F-2 - F-3
CONSOLIDATED STATEMENTS OF OPERATIONS	F-4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6
NOTES TO FINANCIAL STATEMENTS	F-7 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Entrust Financial Services, Inc.
Denver, Colorado

We have audited the consolidated balance sheets of Entrust Financial Services, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entrust Financial Services, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B, the Company changed its method of accounting for loan revenue and related direct costs during 2003.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company’s significant operating losses and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richey May & Co., LLP
Englewood, Colorado

March 4, 2005

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

                       ASSETS

	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$ 1,101,155	$ 1,042,742
Cash, restricted	2,805	500,050
Accounts receivable	54,796	94,773
Mortgage loans held for sale	42,618,137	25,506,524
Prepaid expenses and other current assets	76,995	141,511

Total current assets	43,853,888	27,285,600

PROPERTY AND EQUIPMENT
Furniture and equipment	216,237	178,700
Computer hardware and software	436,972	547,244

Total property and equipment	653,209	725,944
Less accumulated depreciation	(244,102)	(327,111)

Property and equipment, net	409,107	398,833

OTHER ASSETS
Intangibles, net of accumulated amortization
of $520,117 and $420,000, respectively	1,279,883	1,380,000
Deposits and other assets	279,559	389,278

Total other assets	1,559,442	1,769,278

TOTAL ASSETS	$ 45,822,437	$ 29,453,711

The accompanying notes are an integral part of these financial statements.

                                   LIABILITIES AND STOCKHOLDERS’ EQUITY

	2004	2003
CURRENT LIABILITIES
Warehouse lines of credit	$ 41,662,386	$ 24,670,295
Accounts payable	120,242	105,270
Accrued other expenses	876,139	1,247,091
Loan indemnification reserve, current portion	530,804	159,359
Convertible promissory note, current portion	1,200,000	2,000,000
Capital lease obligations, current portion	70,622	70,622

Total current liabilities	44,460,193	28,252,637
Loan indemnification reserve, less current portion	889,335	962,707
Convertible promissory note, less current portion	500,000	--
Capital lease obligations, less current portion	63,918	135,026

Total liabilities	45,913,446	29,350,370

COMMITMENTS AND CONTINGENCIES (Note I)
STOCKHOLDERS’ EQUITY
Common stock, $.0000001 par value, 50,000,000 shares
authorized, 2,612,295 issued and outstanding for 2004 and	1	1
2,576,795 issued and outstanding for 2003
Paid-in capital	7,605,555	7,583,655
Retained earnings (deficit)	(7,696,565)	(7,480,315)

Total stockholders’ equity (deficit)	(91,009)	103,341

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 45,822,437	$ 29,453,711

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2004	2003
REVENUE
Loan origination fees and gain on sale of loans, net of
direct costs of $7,441,533 and $4,163,725, respectively	$ 10,938,600	$ 8,055,063
Interest income	2,389,643	1,888,615
Interest expense, warehouse and other debt	(1,830,181)	(1,373,749)

Total revenue	11,498,062	8,569,929

EXPENSES
Salaries, commissions, and benefits	7,689,321	5,899,483
Occupancy, equipment and communication	735,200	622,503
General and administrative	1,000,067	1,167,420
Provision for loan losses	1,605,633	2,927,002
Interest expense, convertible promissory note	460,405	1,003,713
Depreciation expense	123,569	99,370
Amortization expense	100,117	90,000

Total expenses	11,714,312	11,809,491

LOSS BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(216,250)	(3,239,562)
PROVISION FOR INCOME TAXES	--	--

LOSS BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	(216,250)	(3,239,562)
CUMULATIVE EFFECT ON PRIOR YEARS
OF ACCOUNTING CHANGE, NET OF TAX	--	(400,656)

NET LOSS	$ (216,250)	$(3,640,218)

Basic earnings per common share before cumulative effect
of accounting change	$ (0.08)	$ (1.27)
Per share cumulative effect of change in accounting principle	(0.00)	(0.16)
Basic earnings per share	$ (0.08)	$ (1.43)

Diluted earnings per share	$ (0.08)	$ (1.43)

Basic weighted average shares outstanding	2,594,545	2,594,545

Diluted weighted average shares outstanding	2,643,045	3,178,590

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock	Paid-in	Deferred	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Capital	Compensation	(Deficit)	(Deficit)
Balance, December 31, 2002	2,520,385	$1	$7,550,504	$(81,050)	$(3,840,097)	$ 3,629,358
Stock issued for services	56,410	-	33,151	--	--	33,151
Warrant expired	--	-	--	81,050	--	81,050
Net loss	--	-	--	--	(3,640,218)	(3,640,218)

Balance, December 31, 2003	2,576,795	1	7,583,655	--	(7,480,315)	103,341
Stock issued for services	35,500	-	21,900	--	--	21,900
Net loss	--	-	--	--	(216,250)	(216,250)

Balance, December 31, 2004	2,612,295	$1	$7,605,555	$ --	$(7,696,565)	$ (91,009)

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (216,250)	$(3,640,218)
Non-cash items-
Depreciation and amortization	223,686	189,370
Provision for loan losses	298,073	1,516,376
Other	21,888	114,201
(Increase) decrease in-
Accounts receivable	39,977	769,020
Mortgage loans held for sale	(17,111,613)	1,859,841
Prepaid expenses and other assets	174,245	(247,196)
Increase (decrease) in-
Accounts payable	14,972	(52,314)
Accrued other expenses	(370,952)	929,897

Net cash provided (used) by operating activities	(16,925,974)	1,438,977

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(133,841)	(393,528)
Decrease (Increase) in restricted cash	497,245	(500,050)

Net cash provided (used) by investing activities	363,404	(893,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments), warehouse lines of credit	16,992,091	(1,761,019)
Repayment of debt	(300,000)	(406,711)
Borrowings, capital lease obligations	--	235,416
Repayments, capital lease obligations	(71,108)	(29,768)

Net cash provided (used) by financing activities	16,620,983	(1,962,082)

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	58,413	(1,416,683)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	1,042,742	2,459,425

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 1,101,155	$ 1,042,742

SUPPLEMENTAL INFORMATION
Cash Paid For Income Taxes	$ None	$ None

Cash Paid For Interest	$ 2,290,586	$ 1,638,526

The accompanying notes are an integral part of these financial statements.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Going Concern

Entrust Financial Services, Inc. (the “Company”) was incorporated on November 8, 1996, under the laws of the State of Colorado as Centennial Banc Share Corporation. The name of the Company was changed to Entrust Financial Services, Inc. as of April 6, 2001. The Company was formed for the purpose of developing and maintaining the business associated with mortgage banking.

Entrust Mortgage, Inc. was incorporated in Colorado in 1999 and is a wholly owned subsidiary of the Company. Entrust Mortgage engages primarily in the origination and wholesale purchase of non-conforming residential mortgage loans in thirty-eight states. The Company's headquarters is located in Denver, Colorado.

The Company has experienced an operating loss of $216,250 for the year ended December 31, 2004 and has stockholder deficit of $91,009 for the same period. The Company is in default under its current warehouse line of credit and needs to raise additional capital to correct the default. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Stockholders’ Equity

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

     Mortgage Loans Held for Sale and Revenue Recognition

Mortgage loans held for sale are carried at the lower of cost or market determined on an aggregate loan basis. Market value for mortgage loans covered by investor commitments is based on commitment prices. Market value for uncommitted loans is based on current delivery prices.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Mortgage Loans Held for Sale and Revenue Recognition (Continued)

Loan origination fees, net of direct costs, are deferred and recognized over the term of the loan or at the time the loan is sold. Gains or losses from the sale of mortgages are recognized based upon the difference between the selling price and carrying value of the related loans upon sale. Interest income is accrued to income based on the principal amount outstanding.

Loans are considered sold when the Company surrenders control over the financial assets. Control is considered to have been surrendered when the transferred assets have been isolated from the Company, beyond the reach of the Company and its creditors; the purchaser obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and the Company does not maintain effective control over the transferred assets through an agreement that both entitles and obligates the Company to repurchase or redeem the transferred assets before their maturity. The Company typically considers the above criteria to have been met upon acceptance and receipt of sales proceeds from the purchaser.

     Property and Equipment

Computer hardware and software is depreciated and amortized using the straight-line method over five years. Furniture and equipment is depreciated using the straight-line method over seven years.

     Loan Indemnification Reserve

Loans sold to investors by the Company and which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans. The Company has established a reserve for losses related to these representations and warranties. In assessing the adequacy of the reserve, management evaluates various factors including actual write-offs during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. The Company writes off amounts when they are deemed uncollectible by management.

As of December 31, 2004, the Company has outstanding indemnification agreements with investors totaling $686,026, requiring current aggregate monthly payments of $56,316 and expiring May 2005 through July 2006. These liabilities are included as part of the loan indemnification reserve.

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

     Advertising

Marketing costs are expensed as incurred and amounted to $197,974 and $172,976 for the years ended December 31, 2004 and 2003, respectively.

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

     Stock Options

The Company accounts for stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. However, we do disclose the pro-forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation in footnote L.

     Earnings Per Share of Common Stock

Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. The effect of outstanding stock options was antidilutive in 2004 and 2003.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (Revised), “Share-Based Payment”. SFAS No. 123R requires public entities to measure the cost of stock-based compensation based on the grant date fair value of the award, and is effective for interim periods beginning after June 15, 2005. The financial statement impact of adopting SFAS 123R is not expected to differ materially from historical proforma disclosures. Management is evaluating the transition alternatives, all of which require compensation expense to be included in net income in 2005, and valuation methodologies allowed under the new standard.

In December 2003, the SEC issued Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”), which revises or rescinds portions of related interpretive guidance in order to be consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 as of January 1, 2004 did not have a material financial statement impact on the Company.

In March 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 requires that certain mortgage loan commitments issued after March 31, 2004 are accounted for as derivatives until the loan is made or they expire unexercised. The adoption of SAB 105 did not have a material financial statement impact.

B.  ACCOUNTING CHANGE

During 2003, management changed its method of accounting for loan revenue and related direct costs, to recognize these amounts upon the transfer and receipt of proceeds from the purchaser of the loans. Previously the Company had recognized the revenue and related costs upon closing of the loan. Had this accounting change been applied retroactively, revenue and net income for 2003 would have been reduced by $42,440.

C.  MORTGAGE LOANS HELD FOR SALE

     The following summarizes mortgage loans held for sale at December 31,:

	2004	2003
Mortgage loans held for sale	$42,098,351	$25,206,018
Deferred direct costs, net of fees	519,786	300,506

	$42,618,137	$25,506,524

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

D.   INTANGIBLE ASSETS

Intangible assets represent the excess of acquisition costs over the fair value of the net assets of acquired businesses which have been allocated to identifiable intangible assets as follows at December 31, 2004:

Description	Estimated Life	Acquistion Cost	Accumulated Amortization	Net Carrying Value
Client contracts	15 Years	$1,200,000	$(340,000)	$ 860,000
Technology rights	10 Years	200,000	(107,000)	93,000
State licenses	15 Years	400,000	(73,117)	326,883

		$1,800,000	$(520,117)	$1,279,883

Effective October 1, 2004 the estimated life of the client contracts and state licenses were changed from 20 years and 40 years, respectively, to 15 years to reflect the current economic life of these intangibles. Amortization expense will amount to $147,250 for each of the next five years.

E.  WAREHOUSE LINES OF CREDIT AND LOAN PURCHASE AGREEMENT

The Company has a $14,000,000 warehouse line of credit agreement dated September 7, 2004, expiring September 30, 2005, which provides financing for the Company’s origination of mortgage loans. The line of credit bears interest at LIBOR plus 2.50% to 3.75% depending on the underlying collateral. Purchase proceeds are withdrawn from the Company’s bank account as funding proceeds from investors are deposited. The underlying mortgages and related documents and instruments collateralize the line of credit. At December 31, 2004, the outstanding principal balance of the warehouse line of credit amounted to $24,329,286.

The agreement contains certain financial covenants, including maintenance of minimum tangible net worth and equity base, maximum debt to tangible net worth and equity base ratios, minimum current ratio, and limitations on transactions with affiliates and stockholder distributions, as defined in the agreement. As of December 31, 2004 the Company was in default under certain financial covenants. The Company is currently having discussions with the lender to resolve all outstanding issues.

The Company entered into a $30,000,000 Loan Purchase Agreement dated January 9, 2004, expiring on December 31, 2004, which provides 100% funding of the Company’s mortgage loans originated. Entrust receives a fee for providing interim servicing functions until the ultimate sale of such loans to the ultimate investor and a service release premium paid by the ultimate investor. The Company has not recorded these loans as Mortgages Loans Held for Sale because these loans are being assigned and transferred at the time of closing. The Loan Purchase Agreement was terminated as of October 23, 2004. At December 31, 2004, the mortgage loans originated and held by the lender for sale to the ultimate investors is $2,541,600.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

E.  WAREHOUSE LINES OF CREDIT AND LOAN PURCHASE AGREEMENT (Continued)

The Company entered into a financing arrangement with a third party to sweep loans off the warehouse line of credit at their face value. They had first right of refusal to purchase loans that they financed by paying the floor of a best efforts lock price. If they decided they did not want the loans or could not meet the other investors best efforts price, the Company would sell off the loan under the best efforts lock and pay them a financing fee. At December 31, 2004, the amount outstanding under this financing arrangement is $17,333,100. Subsequent to yearend the Company discontinued this financing arrangement.

F.  CONVERTIBLE PROMISSORY NOTE

As of December 31, 2003, the Convertible Promissory Note (“Note”) had interest payable monthly in arrears at 12% per annum, and additional interest at 33% per annum payable upon maturity or prepayment of the Note. The Note is secured by all the assets (e.g. accounts, contracts, intangible assets, furniture & fixtures) of Entrust Mortgage, Inc. In addition, the Company entered into a Pledge Agreement, whereby all the shares of the common stock of Entrust Mortgage, Inc. are held by the lender to ensure timely payment and performance of the obligation. The Note contains financial covenants, which as of the end of 2003 the Company was not in compliance with. In accordance with the Note, the Company had deposited $500,000 into a restricted cash account as of December 31, 2003. As of December 31, 2004, the balance in the restricted cash account was $2,805.

As of April 1, 2004, the Company and the Note Holder agreed to amend and restate the Note. In exchange for the restructuring, the Holder agreed to waive the Company’s uncured Events of Default existing under the Note. Effective with the amendment, the outstanding principal balance will bear interest at 12% per annum, payable monthly in arrears. The principal balance is payable in 20 installments ending on May 1, 2006 ($50,000 is payable on the first day of each month commencing on April 1, 2004 and ending on September 1, 2004; and $100,000 is payable on the first day of each month commencing on January 1, 2005 and ending on May 1, 2006). The promissory note had accrued interest of $822,000 as of the date of the restructure. The Company agreed to pay $500,000 of the interest upon execution of the agreement, $22,000 before July 1, 2004 and $100,000 on the first day of each month commencing on October 1, 2004 and ending on December 1, 2004. The Note Holder has the right to convert the principal amount to common stock at $.50 per share in lieu of payment of principal amount. The Company has the right to prepay the Note at any time.

G.  CAPITAL LEASE OBLIGATIONS

The Company leases equipment with a capitalized cost of $235,416 and a book value of $135,365 under capital leases expiring through November 2006. The lease agreements call for aggregate monthly payments of $7,331.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

G.  CAPITAL LEASE OBLIGATIONS (Continued)

Following is a schedule of the future minimum lease payments together with the present value of the net minimum lease payments as of December 31, 2004:

Year Ending December 31,	Amount
2005	$ 87,975
2006	59,348

Total minimum lease payments	147,323
Less amount representing interest	(12,783)

Total obligation	134,540
Less current portion	(70,622)

Long-term portion	$ 63,918

H.  INCOME TAXES

     The components of income tax expense (benefit) are as follows for the year ended December 31:

	2004	2003
Current federal and state income taxes	$None	$None
Deferred income tax (benefit)	(41,700)	(1,351,200)
Increase (decrease) in valuation allowance	41,700	1,351,200

	$None	$None

The tax effects of significant temporary differences which give rise to the Company’s deferred tax assets and liabilities are as follows at December 31:

	2004	2003
Deferred tax assets (liabilities)-
Net operating losses	$ 1,668,600	$ 1,710,300
Reserve for losses	529,700	418,500
Fixed assets	(47,700)	(19,900)

	2,150,600	2,108,900
Valuation allowance	(2,150,600)	(2,108,900)

Net deferred tax asset (liability)	$ None	$ None

The Company has net operating losses of approximately $4,473,000 available to offset future consolidated federal and state taxable income. Based upon the Company’s current operating losses and the uncertainty as to future taxable income and the realization of the deferred tax asset, a full valuation allowance has been provided for the Company’s net deferred tax asset as of December 31, 2004.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

I.  COMMITMENTS AND CONTINGENCIES

     Leases

The Company leases its office under a non-cancelable operating lease expiring December 2005. The Company also leases office equipment under short-term leases. Total rent expense charged to operations under all operating leases amounted to $288,421 and $281,037 for the years ended December 31, 2004 and 2003, respectively. Future minimum rental payments under the office lease is as follows at December 31, 2004:

Year Ended December 31,	Amount
2005	$179,670

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

     Separation Agreements

On July 5, 2002, the Company’s Chairman of the Board resigned. Beginning in July 2002 and continuing for a period of forty-eight months through July 2006, he shall be entitled to an amount equivalent to 15 basis points on the first $12,500,000 in monthly funding and 5 basis points on the remaining monthly funding on wholesale and retail loans funded by the Company or the Company’s lenders on behalf of the Company. The Company and/or Entrust Mortgage shall make payments on the 15th day of each month thereafter for forty-eight consecutive months. For the period ending December 31, 2004 and 2003, the Company paid $354,488 and $305,586, respectively, under the terms of this agreement.

On July 23, 2002 the Company’s Chairman of the Advisory Board resigned. The settlement agreement outlined options for a total of 70,000 shares of common stock issued quarterly. As of December 31, 2004, all shares have been issued and the obligation paid in full.

     Regulatory Net Worth Requirement

In accordance with the regulatory requirements of the Department of Housing and Urban Development (HUD) governing non-supervised, direct endorsement mortgagees, Entrust Mortgage, Inc. is required to maintain a net worth (as defined by HUD) of $250,000. At December 31, 2004, Entrust Mortgage, Inc. exceeded the regulatory net worth requirement by $17,260.

J.  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering substantially all employees. The Plan covers eligible employees of the Company who have completed three months of service. Employees may contribute amounts subject to certain IRS and plan limitations. The Company made no contributions for the years ended December 31, 2004 and 2003.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

K.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to their short-term nature, the carrying value of cash, short-term receivables, short-term payables, and warehouse line of credit approximate their fair value at December 31, 2004 and 2003. The fair value of loans held for sale is estimated based upon secondary market prices and approximated their carrying values at December 31, 2004 and 2003.

L.  STOCK OPTIONS AND WARRANTS

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

	Shares Subject to Outstanding Options	Weighted Average Exercise Price per Share
December 31, 2002	90,000	$ 1.80
Granted	55,000	$ 0.56
Exercised/Cancelled	(40,000)	$ 1.00

December 31, 2003	105,000	$ 1.52
Granted	45,000	$ 0.80
Exercised/Cancelled	--	--

December 31, 2004	150,000	$ 1.28

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Average Life (in years)	Shares
$0.51	15,000	1.00	5,000
$0.60	40,000	4.00	10,000
$0.80	45,000	3.00	--
$2.00	50,000	3.00	33,500

The Company had issued warrants to purchase common stock to certain consultants of the Company. These warrants have terms ranging from two years to three years. At December 31, 2003, warrants to purchase 530,000 shares of the Company’s common stock at a weighted average exercise price of $1.08 per share were outstanding. At December 31, 2003 warrants for 430,000 shares are exercisable and the balance maybe exercisable according to a specific schedule. At December 31, 2004 all warrants had expired without being exercised.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

L.  STOCK OPTIONS AND WARRANTS (Continued)

Pro forma information regarding net income and earnings per share has been determined as if the Company accounted for the options under the fair value method of FAS 123. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized over the vesting period of the options. The pro forma information is as follows for the years ended December 31:

	2004	2003
Net Loss	$(216,250)	$(3,640,218)
Pro forma stock-based compensation expense	16,114	78,039

Pro forma net loss	$(232,364)	$(3,718,257)

Basic earnings per share:
As reported	$ (0.08)	$ (1.43)

Pro forma	$ (0.09)	$ (1.46)

The fair value of each option grant is estimated using the Black-Scholes Option pricing model. The assumptions used by year, and the calculated weighted average fair value of options granted, are as follows:

	2004	2003
Expected Yield	1.00%	1.00%
Risk-free interest rate	1.12%	1.12%
Expected life in years	3	4
Expected volatility	1.27	0.97
Weighted average fair value of
options granted	$0.56	$0.34

M.  SUBSEQUENT EVENT

On March 4, 2005, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, Entrust Mortgage, Inc and BBSB, LLC (“BBSB”) pursuant to which BBSB has agreed to purchase all of the issued and outstanding shares of Entrust Mortgage in exchange for the cancellation of any and all obligations of the Company to BBSB and Entrust Mortgage and the assumption of certain obligations of the Company to third-parties (the “Entrust Mortgage Sale”).

The Company currently conducts all of its operations through Entrust Mortgage, and upon the closing of the Entrust MortgageSale, the Company will have no operations. The shareholders of the Company will not receive any consideration in the Entrust Mortgage Sale. The Company is continuing to review its strategic alternatives following the closing of the Entrust Mortgage Sale.

The closing of the Entrust Mortgage Sale is subject to a number of conditions, including approval of the Entrust Mortgage Sale by the requisite vote of the Company’s shareholders, receipt of all material third party consents and other customary closing conditions.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entrust Financial Services, Inc.

Date: March 25, 2005	By: /s/ Jeffrey D. Rudolph Jeffrey D. Rudolph, Chief Executive & Financial Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 25, 2005	By: /s/ Linda Elliot Linda Elliot, Director

Date: March 25, 2005	By: /s/ Kate Longenecker Kate Longenecker, Director

Date: March 25, 2005	By: /s/ Steve Johnson Steve Johnson, Director

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

EXHIBITS
TO
Entrust Financial Services, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation, filed with Form 10SB, March 27, 1999.

3.2*	Bylaws, filed with Form 10-SB, March 27, 1999.

3.3*	Articles of Amendment to change name to easy Qual.com, Inc., filed with Form 10-KSB, March 29, 2001

3.4*	Articles of Amendment to change name to Entrust Financial Services, Inc. , filed with Form 10-KSB, March 29, 2001.

4.1*	Equity Incentive Plan, filed with definitive proxy, July 17, 2001.

4.2*	2002 Stock Compensation Plan I , filed with Form S-8, February 14, 2002.

4.3*	Form of Bayview Debenture, filed with Form 10-KSB, March 12, 2002. as Exhibit 10C

4.4*	Form of Bayview Warrant, filed with Form S-3, May 15, 2002.

4.4a*	Bayview Warrant.

4.5*	Form of Hite Warrant , filed with Form S-3, May 15, 2002.

4.5a*	Hite Warrant.

4.6*	Form of Catalyst Warrant, filed with Form S-3, May 15, 2002.

4.6a*	Catalyst Warrant.

4.7*	Form of Barrett Warrant, filed with Form S-3, May 15, 2002.

4.7a*	Barrett Warrant.

4.8*	Form of King Debenture, filed with Form S-3, May 15, 2002.

10.53*	Consultant Agreement with Catalyst Group, LLC, filed with Form S-3, May 15, 2002.

10.64*	Consultant Agreement with William Barrett , filed with Form S-3, May 15, 2002.

10.5*	Consultant Agreement with David A.Hite, filed with Form 10-KSB, March 12, 2002.

10.6*	Convertible Promissory Note, filed with Form 8-K, January 14, 2003.

10.7*	Pledge Agreement, filed with Form 8-K, January 14, 2003.

10.8*	Guaranty Agreement, filed with Form 8-K, January 14, 2003.

10.9*	Registration Rights Agreement, filed with Form 8-K, January 14, 2003.

10.10*	Escrow Agreement, filed with Form 8-K, January 14, 2003.

10.11*	Security Agreement, filed with Form 8-K, January 14, 2003.

10.12*	Employment Agreement of Scott Sax.

10.13*	Stock Purchase Agreement, filed with Form 8-K, March 4, 2005

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

*Previously filed