Form 10QSB
period 2005-03-31
ENTRUST FINANCIAL SERVICES INC
filed 2005-05-11
CIK 1054303

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding at March 31, 2005
Common Stock, $.0000001 par value,
net of Treasury Stock	2,612,295

Transitional Small Business Disclosure Format (check one):  Yes   [  ]       No   [X]

References in this document to “us,” “we,” “our,” or “the Company” refer to Entrust Financial Services, Inc. its predecessors and its subsidiaries.

FORM 10-QSB
Entrust Financial Services, Inc.
INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Balance Sheet as of March 31, 2005 and December 31, 2004	3
Statements of Operations for the three months ended
March 31, 2005 and 2004	4
Statements of Cash Flows for the three months ended
March 31, 2005 and 2004	5
Notes to the Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	11
Item 3. Controls and Procedures	13
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 2. Changes in Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits and Reports on Form 8-K	14
Item 6a. Exhibit List	16
Form 10-QSB Signature Page	15
Exhibit 31.1 Certification of CEO pursuant to Sec. 302	17
Exhibit 31.2 Certification of CFO pursuant to Sec. 302	18
Exhibit 32.1 Certification of CEO pursuant to Sec. 906	18
Exhibit 32.2 Certification of CFO pursuant to Sec. 906	20

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 812,052	$ 1,101,155
Cash, restricted	2,805	2,805
Accounts receivable	86,188	54,796
Mortgage loans held for sale	13,965,161	42,618,137
Prepaid expenses and other current assets	16,669	76,995

Total current assets	14,882,875	43,853,888

Property and equipment, net	380,082	409,107

OTHER ASSETS
Intangibles, net	1,248,217	1,279,883
Deposits	288,559	279,559

Total other assets	1,536,776	1,559,442

TOTAL ASSETS	$ 16,799,733	$ 45,822,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Warehouse lines of credit	$ 13,444,302	$ 41,662,386
Accounts payable	136,922	120,242
Accrued other expenses	387,052	876,139
Loan indemnification reserve, current portion	515,188	530,804
Convertible Promissory Note, current portion	1,200,000	1,200,000
Capital lease obligations, current portion	70,622	70,622

Total current liabilities	15,754,086	44,460,193
Convertible Promissory Note, less current portion	200,000	500,000
Loan indemnification reserve, less current portion	920,693	889,335
Capital lease obligations, less current portion	46,914	63,918

Total liabilities	16,921,693	45,913,446

STOCKHOLDERS’ EQUITY
Common stock, $.0000001 par value, 50,000,000 shares
authorized, 2,612,295 issued and outstanding for 2005 and	1	1
2,612,295 issued and outstanding for 2004
Paid-in capital	7,605,555	7,605,555
Retained earnings	(7,727,516)	(7,696,565)

Total stockholders’ equity	(121,960)	(91,009)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 16,799,733	$ 45,822,437

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
REVENUE
Loan origination fees and gain on sale of loans	$ 4,491,308	$ 3,657,060
Direct costs of loan origination	(2,374,613)	(1,726,643)
Interest income	675,935	406,853
Interest expense, warehouse and other debt	(512,496)	(250,621)

Total revenue	2,280,134	2,086,649

EXPENSES
Salaries, commissions, and benefits	1,316,953	1,173,962
Occupancy, equipment and communication	194,014	149,142
General and administrative	328,103	205,131
Provision for loan losses	346,532	317,908
Interest expense, convertible promissory note	62,964	241,234
Depreciation expense	30,853	35,101
Amortization expense	31,666	22,500

Total expenses	2,311,085	2,144,978

INCOME (LOSS) BEFORE INCOME TAXES	(30,951)	(58,329)
PROVISION FOR INCOME TAXES	--	--

NET LOSS	$ (30,951)	$ (58,329)

Basic Earnings per share	$ (0.01)	$ (0.02)

Diluted earnings per share	$ (0.01)	$ (0.02)

Basic Weighted Average Shares Outstanding	2,612,295	2,576,795

Diluted Weighted Average Shares Outstanding	2,704,795	3,206,795

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (30,951)	$ (58,328)
Non-cash items-
Depreciation and amortization	62,519	57,601
Provision for loan losses	15,742	72,518
(Increase) decrease in-
Accounts receivable	(31,392)	25,709
Mortgage loans held for sale	28,652,976	18,629,411
Prepaid expenses and other assets	51,326	145,866
Increase (decrease) in-
Accounts payable	16,680	(5,201)
Accrued other expenses	(489,087)	(54,247)

Net cash provided (used) by operating activities	28,247,813	18,813,329

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,829)	(45,250)
Decrease (Increase) in restricted cash	--	(301,012)

Net cash provided (used) by investing activities	(1,829)	(346,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments), warehouse lines of credit	(28,218,085)	(18,265,552)
Repayment of long-term debt	(300,000)	--
Repayments, capital lease obligations	(17,003)	(17,003)

Net cash provided (used) by financing activities	(28,535,087)	(18,282,555)

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(289,103)	184,512
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,101,155	1,042,742

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 812,052	$ 1,227,254

SUPPLEMENTAL INFORMATION
Cash Paid For Income Taxes	$ None	$ None

Cash Paid For Interest	$ 575,460	$ 329,115

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

NOTE 1 - ORGANIZATION AND GOING CONCERN

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

The Company has experienced operating losses for the year ended December 31, 2004 and the period ended March 31, 2005 and has a stockholder deficit as of the same periods. The Company is in default under its current warehouse line of credit and needs to raise additional capital to correct the default. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SALE OF ENTRUST MORTGAGE, INC.

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

The Company currently conducts all of its operations through Entrust Mortgage, and upon the closing of the Entrust Mortgage Sale, the Company will have no operations. The shareholders of the Company will not receive any consideration in the Entrust Mortgage Sale. The Company is continuing to review its strategic alternatives following the closing of the Entrust Mortgage Sale including, but not limited to, the sale of control of the corporate holding company .

NOTE 3 - BASIS OF PRESENTATION

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

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that might be expected for the 12 months ending December 31, 2005.

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
March 31, 2005
(unaudited)

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

As of March 31, 2005, the Company has outstanding indemnification agreements with investors totaling $515,188, requiring current aggregate monthly payments of $56,316 and expiring May 2005 through July 2006. These liabilities are included as part of the loan indemnification reserve.

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

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

In March 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 requires that certain mortgage loan commitments issued after March 31, 2004 are accounted for as derivatives until the loan is made or they expire unexercised. The adoption of SAB 105 did not have a material financial statement impact

NOTE 4- WAREHOUSE LINES OF CREDIT

The Company has a $14,000,000 warehouse line of credit agreement dated September 7, 2004, expiring September 30, 2005, which provides financing for the Company’s origination of mortgage loans. The line of credit bears interest at LIBOR plus 2.50% to 3.75% depending on the underlying collateral. Purchase proceeds are withdrawn from the Company’s bank account as funding proceeds from investors are deposited. The underlying mortgages and related documents and instruments collateralize the line of credit. At March 31, 2005, the outstanding principal balance of the warehouse line of credit amounted to $13,444,302.

The agreement contains certain financial covenants, including maintenance of minimum tangible net worth and equity base, maximum debt to tangible net worth and equity base ratios, minimum current ratio, and limitations on transactions with affiliates and stockholder distributions, as defined in the agreement. As of March 31, 2005, the Company was in default under certain financial covenants. The Company is currently having discussions with then lender to resolve all outstanding issues.

NOTE 5 - CONVERTIBLE PROMISSORY NOTE

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

NOTE 6 - INTANGIBLE ASSETS

Intangible assets represent the excess of acquisition costs over the fair value of the net assets of acquired businesses, which have been allocated to identifiable intangible assets as follows at March 31, 2005:

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

Description	Estimated Life	Acquisition Cost	Accumulated Amortization	Net Carrying Value
Client contracts	15 Years	$1,200,000	$(360,000)	$ 860,000
Technology rights	10 Years	200,000	(112,000)	93,000
State licenses	15 Years	400,000	(79,783)	326,883

		$1,800,000	$(551,783)	$1,248,217

Effective October 1, 2004 the estimated life of the client contracts and state licenses were changed from 20 years and 40 years, respectively, to 15 years to reflect the current economic life of these intangibles. Amortization expense will amount to $147,250 for each of the next five years.

NOTE 7 - INCOME TAXES

The Company has net operating losses of approximately $4,473,000 available to offset future consolidated federal and state taxable income through 2023. Based upon the Company’s current operating losses and the uncertainty as to future taxable income, a full valuation allowance has been provided for the Company’s net deferred tax asset as of March 31, 2005.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Separation Agreements
On July 5, 2002, the Company’s Chairman of the Board resigned. Beginning in July 2002 and continuing for a period of forty-eight months through July 2006, he shall be entitled to an amount equivalent to 15 basis points on the first $12,500,000 in monthly funding and 5 basis points on the remaining monthly funding on wholesale and retail loans funded by the Company or the Company’s lenders on behalf of the Company. The Company and/or Entrust Mortgage shall make payments on the 15th day of each month thereafter for forty-eight consecutive months. For the period ending March 31, 2005 and 2004, the Company paid $90,372 and $75,652, respectively, under the terms of this agreement.

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

In our Form 10KSB filed with the Securities and Exchange Commission for the year ended December 31, 2004 and in the Footnotes to the unaudited Financial Statements for this report, we have identified critical accounting policies and estimates for our business.

Results of Operations

Three Months Ended March 31, 2005

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

The Company currently conducts all of its operations through Entrust Mortgage, and upon the closing of the Entrust Mortgage Sale, the Company will have no operations. The shareholders of the Company will not receive any consideration in the Entrust Mortgage Sale. The Company is continuing to review its strategic alternatives following the closing of the Entrust Mortgage Sale, including, but not limited to, the sale of control of the corporate holding company .

Loan origination fees and gain on sale of loans increased from $3.7 million for 2004 to $ 4.5 million in 2005. The increase is attributable to the wholesale Division increased funding from $63.6 million in 2004 to $69.3 million in 2005. In addition, the Company’s retail division increased funding to $27.8 million for 2005 compared to $24.1 million in 2004. Direct cost increased from $1.7 million in 2004 to $2.4 million in 2005. Revenue realized on each wholesale loan sold during this period increased by $325 per unit compared to loans sold in the same period of 2004. Direct cost on each wholesale loan increased $355 per unit compared to the same period of 2004, primarily because of the increase fees and commissions paid to brokers.

Interest income increased from $406,853 for 2004 to $675,935 for 2005. Warehouse line of credit interest expense increased from $250,621 in 2004 to $512,496 in 2005.

Salaries, commissions and benefits increased from $1.2 million in 2004 to $1.3 million in 2004.

The loan loss provision increased to $346,532 in 2005 from $317,908 in 2004. The Company’s loan loss reserve increased because the wholesale loan volume increased during the period. The Company’s loan loss reserve is based on management’s most current estimate of risk exposure, using past experience and the most available economic circumstances.

Interest expense related to corporate borrowings decreased from $241,234 in 2004 to $62,964 in 2005. The decrease is the result of restructuring the $2 million convertible promissory note from an effective annual interest rate of 45% to 12% in April 2004.

     General and administrative expenses increased from $205,131 in 2004 compared to $328,260 in 2005.

The Company reported net loss for the three months ending March 31, 2005 of $30,951 (approximately $0.01 per share on a fully diluted basis) compared to a net loss of $58,329 (approximately $0.02 per share on a fully diluted basis) for this same period in 2004.

Liquidity and Capital Resources

Loan origination increased substantially for the quarter ending in 2005 compared to 2004 The increase is attributable to the wholesale Division increased funding from $63.6 million in 2004 to $69.3 million in 2005. In addition, the Company’s retail division increased funding to $27.8 million for 2005 compared to $24.1 million in 2004.

During the first quarter of 2005, net cash provided by operating activities was $28.2 million compared to $18.8 million in 2004. Net cash provided in operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale.

Net cash used in investing activities was minimal in 2005 and approximately $350,000 in 2004 because the Company deposited $300,000 into a sinking fund in connection with the requirement of the Convertible Promissory Note.

Net cash used for financing activities in 2005 was $28.5 million and in 2004 was $18.3 million primarily because of the net payments on the warehouse line of credit. The Company also repaid long-term debt and capital lease obligations of $317,000.

The decrease in net cash flow from operating, financing, and investing activities was $0.3 million in 2005 compared to an increase in cash of $0.2 million for the same period in 2004.

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

     (b)   Reports on Form 8-K: We filed one Form 8-K on March 4, 2005, which discussed the Stock Purchase Agreement by and among the Company, Entrust Mortgage, Inc. and BBSB, LLC..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2005

Entrust Financial Services Inc.

By: /s/ Jeffrey D. Rudolph Jeffrey D. Rudolph Chief Executive Officer & Chief Financial Officer

EXHIBIT INDEX
Form 10-QSB
Quarter Ended March 31, 2005

Exhibit No.	Description

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906