Form 10QSB
period 2005-06-30
ENTRUST FINANCIAL SERVICES INC
filed 2005-08-04
CIK 1054303

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding at June 30, 2005
Common Stock, $.0000001 par value, net of
Treasury Stock	2,612,295

Transitional Small Business Disclosure Format (check one):  Yes   [  ]       No   [X]

References in this document to “us,” “we,” “our,” or “the Company” refer to Entrust Financial Services, Inc. its predecessors and its subsidiaries.

FORM 10-QSB
Entrust Financial Services, Inc.
INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (unaudited)	December 31, 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 632,869	$ 1,101,155
Cash, restricted	--	2,805
Accounts receivable	90,906	54,796
Mortgage loans held for sale	26,323,433	42,618,137
Prepaid expenses and other current assets	61,743	76,995

Total current assets	27,108,951	43,853,888

Property and equipment, net	355,554	409,107

OTHER ASSETS
Intangibles, net	1,216,550	1,279,883
Deposits and Other assets	288,560	279,559

Total other assets	1,505,110	1,559,442

TOTAL ASSETS	$ 28,969,615	$ 45,822,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Warehouse lines of credit	$ 25,436,454	$ 41,662,386
Accounts payable	307,459	120,242
Accrued other expenses	411,181	876,139
Loan indemnification reserve, current portion	569,067	530,804
Convertible Promissory Note, current portion	1,500,000	1,200,000
Capital lease obligations, current portion	70,622	70,622

Total current liabilities	28,294,783	44,460,193
Convertible Promissory Note, less current portion	--	500,000
Loan indemnification reserve, less current portion	1,060,453	889,335
Capital lease obligations, less current portion	29,434	63,918

Total liabilities	29,384,670	45,913,446

STOCKHOLDERS’ EQUITY
Common stock, $.0000001 par value, 50,000,000 shares
authorized, 2,612,295 issued and outstanding for 2005 and	1	1
2,612,295 issued and outstanding for 2004
Paid-in capital	7,605,555	7,605,555
Retained earnings	(8,020,611)	(7,696,565)

Total stockholders’ equity	(415,055)	(91,009)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 28,969,615	$ 45,822,437

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
REVENUE
Loan origination fees and gain on	$ 4,025,943	$ 4,754,224	$ 8,517,252	$ 8,411,284
sale of loans
Direct costs of loan origination	(2,096,075)	(2,393,639)	(4,470,688)	(4,120,283)
Interest income	377,869	427,780	1,053,805	834,633
Interest expense, warehouse and	(340,496)	(307,429)	(848,001)	(552,718)
other debt

Total revenue	1,967,241	2,480,936	4,252,368	4,572,916

EXPENSES
Salaries, commissions, and benefits	1,423,460	1,404,569	2,740,412	2,578,531
Occupancy, equipment and	137,557	187,768	331,571	336,910
communication
General and administrative	201,272	229,896	529,374	435,025
Provision for loan losses	390,620	424,927	737,153	742,835
Interest expense, convertible	44,854	80,727	112,809	327,292
promissory note
Depreciation expense	30,907	27,716	61,760	62,817
Amortization expense	31,667	22,500	63,335	45,000

Total expenses	2,260,337	2,378,103	4,576,414	4,528,410

INCOME (LOSS) BEFORE INCOME TAXES	(293,096)	102,833	(324,046)	44,506
PROVISION FOR INCOME TAXES	--	--	--	--

NET LOSS	$ (293,096)	$ 102,833	$ (324,046)	$ 44,506

Basic Earnings per share	$ (0.11)	$ 0.04	$ (0.12)	$ 0.02

Diluted earnings per share	$ (0.11)	$ 0.03	$ (0.12)	$ 0.01

Basic Weighted Average Shares
Outstanding	2,612,295	2,581,795	2,612,295	2,581,795

Diluted Weighted Average Shares
Outstanding	2,704,795	3,011,795	2,704,795	3,011,795

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (324,046)	$ 44,506
Non-cash items-
Depreciation and amortization	125,094	107,817
Provision for loan losses	210,380	255,751
(Increase) decrease in-	1,500
Accounts receivable	(36,110)
Mortgage loans held for sale	16,294,702	(120,822)
Prepaid expenses and other assets	5,253	14,573,653
Increase (decrease) in-	(10,108)
Accounts payable	187,216
Accrued other expenses	(464,958)	(2,175)

Net cash provided (used) by operating activities	15,997,531	(459,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,208)	(95,763)
Decrease (Increase) in restricted cash	2,805	198,540

Net cash provided (used) by investing activities	(5,403)	102,777

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments), warehouse lines of credit	(16,225,932)	(14,345,663)
Repayment of long-term debt	(500,000)	(150,000)
Proceeds from Borrowings	300,000	--
Repayments, capital lease obligations	(34,482)	(34,433)

Net cash provided (used) by financing activities	(16,460,414)	(14,530,096)

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(468,286)	(37,046)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,101,155	1,042,742

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 632,869	$ 1,005,696

SUPPLEMENTAL INFORMATION
Cash Paid For Income Taxes	$ None	$ None

Cash Paid For Interest	$ 345,785	$ 910,155

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
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

Entrust Mortgage, Inc. was incorporated in Colorado in 1999 and is a wholly owned subsidiary of the Company. Entrust Mortgage engages primarily in the origination and wholesale purchase of non-conforming residential mortgage loans in thirty-eight states. The Company’s headquarters is located in Denver, Colorado.

The Company has experienced operating losses for the year ended December 31, 2004 and quarter ended June 30, 2005 and has stockholder deficit for the same periods. The Company is in default under its current warehouse line of credit and needs to raise additional capital to correct the default. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUBSEQUENT EVENT

On July 26, 2005, the shareholders of Entrust Financial Services, Inc. ratified and approved the following resolutions at a Special Meeting of the shareholders:

1.   Approval of the Stock Purchase Agreement (the “Entrust Mortgage Stock Purchase Agreement”) by and among the Company, Entrust Mortgage, Inc., a wholly-owned subsidiary of the Company (“Entrust Mortgage”) and BBSB, LLC (“BBSB”) and the transactions contemplated thereby, including the sale of all shares of Entrust Mortgage to BBSB in exchange for the cancellation of any and all obligations of the Company to BBSB and Entrust Mortgage and the assumption of certain obligations of the Company to third-parties (the “Entrust Mortgage Sale”).

2.   Approval of the sale and issuance, in a private placement to Arnold P. Kling and R&R Biotech Partners, LLC (collectively, the “ENFN Stock Purchasers”), of 49,500,000 shares of the Company’s common stock in exchange for aggregate gross proceeds to Entrust Financial of $500,000 (the “Entrust Financial Stock Sale”).

3.   Approval of an amendment to the Articles of Incorporation of the Company to increase the number of authorized common stock to One Hundred Million (100,000,000) in order to complete the Entrust Financial Stock Sale (the “Articles Amendment”).

On July 31, 2005, the sale of Entrust Mortgage, Inc. to BBSB was completed. After the closing of the Entrust Mortgage Sale, Entrust Financial Services has no operations.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

The closing date of the Entrust Financial Stock Sale has not been scheduled, but is expected to occur on or before August 5, 2005.The Entrust Financial Stock Sale is subject to a number of closing conditions as more fully set forth in the proxy statement distributed in connection with the Special Meeting of the shareholders. The ENFN Stock Purchasers have not yet determined the operations, if any, of Entrust Financial Services following the closing of the Entrust Financial Stock Sale.

NOTE 3 - SALE OF ENTRUST MORTGAGE

On July 31, 2005, the sale of Entrust Mortgage, Inc. to BBSB was completed. After the closing of the Entrust Mortgage Sale, Entrust Financial Services has no operations.

The closing date of the Entrust Financial Stock Sale has not been scheduled, but is expected to occur on or before August 5, 2005.The Entrust Financial Stock Sale is subject to a number of closing conditions as more fully set forth in the proxy statement distributed in connection with the Special Meeting of the shareholders. The ENFN Stock Purchasers have not yet determined the operations, if any, of Entrust Financial Services following the closing of the Entrust Financial Stock Sale.

The shareholders of the Company did not receive any consideration in the Entrust Mortgage Sale, but will receive a one time aggregate dividend of $400,000 if both the Entrust Mortgage Sale and the Entrust Financial Stock Sale are completed, as described in more detail below.

NOTE 4- SALE OF STOCK OF ENTRUST FINANCIAL

On May 12, 20005 the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, Entrust Mortgage, and the ENFN Stock Purchasers pursuant to which the ENFN Stock Purchasers have agreed to purchase 49,500,000 newly issued shares of Common Stock of the Company for an aggregate purchase price of $500,000 in cash (the “Entrust Financial Stock Sale”). The Company has declared and set a record date of July 25, 2005 for a special dividend, which is contingent upon the closing pursuant to the Stock Purchase Agreement (the “Special Dividend”), in an aggregate amount equal to $400,000.00. The Company intends to pay such Special Dividend as soon as practicable following the closing.

The Entrust Financial Stock Sale is subject to a number of closing conditions as more fully set forth in the proxy statement distributed in connection with the Special Meeting of the shareholders. The closing of this transaction have not been scheduled but is expected to take place on or before to August 5, 2005.

NOTE 5 - BASIS OF PRESENTATION

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
June 30, 2005
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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that might be expected for the 12 months ending December 31, 2005.

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
June 30, 2005
(unaudited)

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

As of June 30, 2005, the Company has outstanding indemnification agreements with investors totaling $569,067, requiring current aggregate monthly payments of $56,316 and expiring May 2005 through July 2006. These liabilities are included as part of the loan indemnification reserve.

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

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

NOTE 6 - WAREHOUSE LINES OF CREDIT

The Company has a $14,000,000 warehouse line of credit agreement dated September 7, 2004, expiring September 30, 2005, which provides financing for the Company’s origination of mortgage loans. The line of credit bears interest at LIBOR plus 2.50% to 3.75% depending on the underlying collateral. Purchase proceeds are withdrawn from the Company’s bank account as funding proceeds from investors are deposited. The underlying mortgages and related documents and instruments collateralize the line of credit. At June 30, 2005, the outstanding principal balance of the warehouse line of credit amounted to $25,436,454.

The agreement contains certain financial covenants, including maintenance of minimum tangible net worth and equity base, maximum debt to tangible net worth and equity base ratios, minimum current ratio, and limitations on transactions with affiliates and stockholder distributions, as defined in the agreement. As of June 30, 2005, the Company was in default under certain financial covenants. The Company is currently having discussions with the lender to resolve all outstanding issues.

NOTE 7 -- CONVERTIBLE PROMISSORY NOTE

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

On May 26, 2005, the Company entered into a Second Amended and Restated Promissory Note pursuant to which BBSB agreed to loan an additional $300,000 to the Company under the terms of the existing Amended and Restated Promissory Note. The terms of the Note are substantially similar to the terms of the Prior Note with the exception that (i) it shall be an event of default under the terms of the Note if the Company’s shareholders do not approve the proposed sale of Entrust Mortgage to BBSB under the terms of a Stock Purchase Agreement and (ii) BBSB has agreed to waive the $100,000 payment that would have been due from the Company to BBSB on June 1, 2005 under the terms of the Prior Note.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

NOTE 8 - INTANGIBLE ASSETS

Intangible assets represent the excess of acquisition costs over the fair value of the net assets of acquired businesses, which have been allocated to identifiable intangible assets as follows at June 30, 2005:

Description	Estimated Life	Acquisition Cost	Accumulated Amortization	Net Carrying Value
Client contracts	15 Years	$1,200,000	$(381,850)	$ 818,150
Technology rights	10 Years	200,000	(117,000)	83,000
State licenses	15 Years	400,000	(84,600)	315,400

		$1,800,000	$(583,450)	$1,216,550

Effective October 1, 2004 the estimated life of the client contracts and state licenses were changed from 20 years and 40 years, respectively, to 15 years to reflect the current economic life of these intangibles. Amortization expense will amount to $147,250 for each of the next five years.

NOTE 9 - INCOME TAXES

The Company has net operating losses of approximately $4,473,000 available to offset future consolidated federal and state taxable income through 2023. Based upon the Company’s current operating losses and the uncertainty as to future taxable income, a full valuation allowance has been provided for the Company’s net deferred tax asset as of June 30, 2005.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Separation Agreements

On July 5, 2002, the Company’s Chairman of the Board resigned. Beginning in July 2002 and continuing for a period of forty-eight months through July 2006, he shall be entitled to an amount equivalent to 15 basis points on the first $12,500,000 in monthly funding and 5 basis points on the remaining monthly funding on wholesale and retail loans funded by the Company or the Company’s lenders on behalf of the Company. The Company and/or Entrust Mortgage shall make payments on the 15th day of each month thereafter for forty-eight consecutive months. For the six months ending June 30, 2005 and 2004, the Company paid $178,102 and $160,773, respectively, under the terms of this agreement.

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

Recent Developments

On July 26, 2005, the shareholders of Entrust Financial Services, Inc. ratified and approved the following resolutions at a Special Meeting of the shareholders:

1.   Approval of the Stock Purchase Agreement (the “Entrust Mortgage Stock Purchase Agreement”) by and among the Company, Entrust Mortgage, Inc., a wholly-owned subsidiary of the Company (“Entrust Mortgage”) and BBSB, LLC (“BBSB”) and the transactions contemplated thereby, including the sale of all shares of Entrust Mortgage to BBSB in exchange for the cancellation of any and all obligations of the Company to BBSB and Entrust Mortgage and the assumption of certain obligations of the Company to third-parties (the “Entrust Mortgage Sale”).

2.   Approval of the sale and issuance, in a private placement to Arnold P. Kling and R&R Biotech Partners, LLC (collectively, the “ENFN Stock Purchasers”), of 49,500,000 shares of the Company’s common stock in exchange for aggregate gross proceeds to Entrust Financial of $500,000 (the “Entrust Financial Stock Sale”).

3.   Approval of an amendment to the Articles of Incorporation of the Company to increase the number of authorized common stock to One Hundred Million (100,000,000) in order to complete the Entrust Financial Stock Sale (the “Articles Amendment”).

On July 31, 2005, the sale of Entrust Mortgage, Inc. to BBSB was completed. After the closing of the Entrust Mortgage Sale, Entrust Financial Services has no operations.

The closing date of the Entrust Financial Stock Sale has not been scheduled, but is expected to occur on or before August 5, 2005.The Entrust Financial Stock Sale is subject to a number of closing conditions as more fully set forth in the proxy statement distributed in connection with the Special Meeting of the shareholders. The ENFN Stock Purchasers have not yet determined the operations, if any, of Entrust Financial Services following the closing of the Entrust Financial Stock Sale.

Results of Operations

Following is a discussion of our operations for the three and six months ended June 30, 2005. As discussed above the Company currently has no operations.

The Company entered into a $30,000,000 Loan Purchase Agreement dated January 9, 2004, which provided 100% funding of the Company’s mortgage loans originated. This helped the Company increase its wholesale loan production during the year without having to increase its capital ratios. The Agreement was unexpectedly terminated as of October 23, 2004 and since that time the Company has been actively looking for additional capital to maintain its wholesale production levels. The Company was not been able to raise additional capital and operated the business with a $14 million warehouse line of credit, which was in place during 2004. The Company is in default under certain financial covenants under this warehouse line of credit, including maintaining a minimum tangible net worth. The Company could only cure this default by raising additional capital or decreasing the maximum line amount, which it was unable to do. In addition, the Company was not able to acquire a new warehouse line of credit of any amount to replace its current credit facility.

Three Months Ended June 30, 2005

Loan origination fees and gain on sale of loans decreased from $4.8 million for 2004 to $ 4.0 million in 2005. The decrease is attributable to the wholesale Division decreased funding from $84.7 million in 2004 to $78.1 million in 2005. In addition, the Company’s retail division decreased funding to $30.1 million for 2005 compared to $34.4 million in 2004. Direct cost decreased from $2.4 million in 2004 to $2.1 million in 2005.

Interest income decreased from $427,780 for 2004 to $377,869 for 2005. Warehouse line of credit interest expense increased from $307,429 in 2004 to $340,496 in 2005.

Salaries, commissions and benefits remained the same in 2005 and 2004 of $1.4 million.

The loan loss provision decreased to $390,620 in 2005 from $424,927 in 2004.

Interest expense related to corporate borrowings decreased from $80,727 in 2004 to $44,854 in 2005. The decrease is the result of restructuring the $2 million convertible promissory note from an effective annual interest rate of 45% to 12% in April 2004.

General and administrative expenses decreased from $229,896 in 2004 compared to $201,272 in 2005.

The Company reported net loss for the three months ending June 30, 2005 of $293,095 (approximately $0.11 per share on a fully diluted basis) compared to a profit of $102,833 (approximately $0.03 per share on a fully diluted basis) for this same period in 2004.

Six Months Ended June 30, 2005

Loan origination fees and gain on sale of loans increased from $8.4 million for 2004 to $ 8.5 million in 2005. The decrease is attributable to the wholesale Division decreased funding from $147.7 million in 2005 to $148.3 million in 2004. In addition, the Company’s retail division increased funding to $61.9 million for 2005 compared to $59.6 million in 2004. Direct cost increased from $4.1 million in 2004 to $4.5 million in 2005.

Interest income increased from $834,633 for 2004 to $1,053,805 for 2005. Warehouse line of credit interest expense increased from $552,718 in 2004 to $848,001 in 2005.

     Salaries, commissions and benefits increased from 2.6 million in 2004 to 2.7 million in 2005.

     The loan loss provision decreased to $737,153 in 2005 from $742,835 in 2004.

Interest expense related to corporate borrowings decreased from $327,292 in 2004 to $112,809 in 2005. The decrease is the result of restructuring the $2 million convertible promissory note from an effective annual interest rate of 45% to 12% in April 2004.

     General and administrative expenses increased from $435,025 in 2004 compared to $529,374 in 2005.

The Company reported net loss for the six months ending June 30, 2005 of $324,044 (approximately $0.12 per share on a fully diluted basis) compared to a profit of $44,506 (approximately $0.01 per share on a fully diluted basis) for this same period in 2004.

Liquidity and Capital Resources

During the first six months of 2005, net cash provided by operating activities was $16.0 million compared to net cash used of $459,849 in 2004. Net cash provided in operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale.

Net cash used in investing activities was minimal in 2005 compared to net cash provided by investing activities of approximately $102,000 in 2004.

Net cash used for financing activities in 2005 was $16.5 million and in 2004 was $14.5 million primarily because of the net borrowings on the warehouse line of credit. The Company also repaid long term debt and capital leases of $534,000 during 2005 and borrowed $300,000 as a short term note.

The decrease in net cash flow from operating, financing, and investing activities was $0.5 million in 2005 compared to decrease in cash of $37,046 for the same period in 2004.

The Company has experienced operating losses for the year ended December 31, 2004 and quarter ended June 30, 2005 and has stockholder deficit for the same periods. The Company is in default under its current warehouse line of credit and has attempted to raise additional capital to correct the default. If the Entrust Mortgage Sale was not approved by the shareholders, the Company believed that the Entrust Stock Sale almost certainly would not be consummated. Under such circumstances, Entrust Financial would not be able to continue as a going concern and most likely would have been required to begin dissolution and liquidation procedures.

On July 31, 2005, the sale of Entrust Mortgage, Inc. to BBSB was completed. After the closing of the Entrust Mortgage Sale, Entrust Financial Services has no operations.

The closing date of the Entrust Financial Stock Sale has not been scheduled, but is expected to occur on or before August 5, 2005.The Entrust Financial Stock Sale is subject to a number of closing conditions as more fully set forth in the proxy statement distributed in connection with the Special Meeting of the shareholders. The ENFN Stock Purchasers have not yet determined the operations, if any, of Entrust Financial Services following the closing of the Entrust Financial Stock Sale.

The Company has declared and set a record date of July 25, 2005 for a special dividend, which is contingent upon the closing pursuant to the Stock Purchase Agreement (the “Special Dividend”), in an aggregate amount equal to $400,000.00. The Company intends to pay such Special Dividend as soon as practicable following the closing.

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

ITEM 2.    Changes in Securities and Use of Proceeds

None

ITEM 3.   Defaults Upon Senior Securities

The Company has a $14,000,000 warehouse line of credit agreement dated September 7, 2004, expiring September 30, 2005, which provides financing for the Company’s origination of mortgage loans. The line of credit bears interest at LIBOR plus 2.50% to 3.75% depending on the underlying collateral. Purchase proceeds are withdrawn from the Company’s bank account as funding proceeds from investors are deposited. The underlying mortgages and related documents and instruments collateralize the line of credit. At June 30, 2005, the outstanding principal balance of the warehouse line of credit amounted to $25,436,454.

The agreement contains certain financial covenants, including maintenance of minimum tangible net worth and equity base, maximum debt to tangible net worth and equity base ratios, minimum current ratio, and limitations on transactions with affiliates and stockholder distributions, as defined in the agreement. As of June 30, 2005, the Company was in default under certain financial covenants.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Subsequent to the end of the fiscal quarter, on July 26, 2005, the shareholders of Entrust Financial Services, Inc. ratified and approved the following resolutions at a Special Meeting of the shareholders:

1.   Approval of the Stock Purchase Agreement (the “Entrust Mortgage Stock Purchase Agreement”) by and among the Company, Entrust Mortgage, Inc., a wholly-owned subsidiary of the Company (“Entrust Mortgage”) and BBSB, LLC (“BBSB”) and the transactions contemplated thereby, including the sale of all shares of Entrust Mortgage to BBSB in exchange for the cancellation of any and all obligations of the Company to BBSB and Entrust Mortgage and the assumption of certain obligations of the Company to third-parties (the “Entrust Mortgage Sale”).

2.   Approval of the sale and issuance, in a private placement to Arnold P. Kling and R&R Biotech Partners, LLC (collectively, the “ENFN Stock Purchasers”), of 49,500,000 shares of the Company’s common stock in exchange for aggregate gross proceeds to Entrust Financial of $500,000 (the “Entrust Financial Stock Sale”).

3.   Approval of an amendment to the Articles of Incorporation of the Company to increase the number of authorized common stock to One Hundred Million (100,000,000) in order to complete the Entrust Financial Stock Sale (the “Articles Amendment”).

A total of 1,545,005 shares, or approximately 59.1 % were present in person or by proxy for the Special Meeting. At this meeting a total of 1,520,105 shares, or approximately 58.2 % voted in favor of the Stock Purchase Agreement; total of 24,140 shares, or approximately 0.9 % voted against, and total of 760 shares, or approximately 0.0% abstained. A total of 1,518,530 shares, or approximately 58.1% voted in favor of the sale and issuance, in a private placement to the ENFN Stock Purchasers of 49,500,000 shares of the Company’s common stock in exchange for aggregate gross proceeds to Entrust Financial of $500,000; total of 25,715 shares, or approximately 0.9% voted against, and a total of 760 shares, or approximately 0.0 % abstained. A total of 1,506,525 shares, or approximately 57.7% voted in favor of an amendment to the Articles of Incorporation of the Company to increase the number of authorized common stock to One Hundred Million (100,000,000) in order to complete the Entrust Financial Stock Sale; total of 36,720 shares, or approximately 1.4 % voted against, and a total of 1,760 shares, or approximately 0.0 % abstained.

On July 31, 2005, the sale of Entrust Mortgage, Inc. to BBSB was completed. After the closing of the Entrust Mortgage Sale, Entrust Financial Services has no operations.

The closing date of the Entrust Financial Stock Sale has not been scheduled, but is expected to occur on or before August 5, 2005.The Entrust Financial Stock Sale is subject to a number of closing conditions as more fully set forth in the proxy statement distributed in connection with the Special Meeting of the shareholders. The ENFN Stock Purchasers have not yet determined the operations, if any, of Entrust Financial Services following the closing of the Entrust Financial Stock Sale.

The Company has declared and set a record date of July 25, 2005 for a special dividend, which is contingent upon the closing pursuant to the Stock Purchase Agreement (the “Special Dividend”), in an aggregate amount equal to $400,000.00. The Company intends to pay such Special Dividend as soon as practicable following the closing.

ITEM 5.   Other Information

None

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits: see the attached Exhibit Index following the signature page.

(b)	Reports on Form 8-K:

We filed a Form 8-K on May 13, 2005, which discussed the Common Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, Entrust Mortgage, Inc. (“Entrust Mortgage”), Arnold P. Kling (“Kling”) and R&R Biotech Partners, LLC.

We filed a Form 8-K on May 31, 2005, which discussed the Company entering into a Second Amended and Restated Promissory Note pursuant to which BBSB agreed to loan an additional $300,000 to the Company.

We filed a Form 8-K on July 27, 2005 which discussed the special meeting of the shareholders of Entrust Financial Services, Inc. which approved the resolutions at a Special Meeting of the shareholders.

We filed a Form 8-K on August 3, 2005, which discussed the completion of the sale of Entrust Mortgage, Inc. to BBSB, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2005

Entrust Financial Services Inc.

By: /s/ Jeffrey D. Rudolph Jeffrey D. Rudolph Chief Executive Officer & Chief Financial Officer

EXHIBIT INDEX
Form 10-QSB
Quarter Ended June 20, 2005

Exhibit No.	Description

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906