Form 10QSB
period 2005-09-30
ENTRUST FINANCIAL SERVICES INC
filed 2005-11-14
CIK 1054303

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

[ ]	TRANSITION UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23965

Entrust Financial Services, Inc.
(Exact name of small business issuer in its charter)

Colorado	84-1374481
(State of incorporation)	(I.R.S. Employer File Number)

47 School Street, Chatham, New Jersey 07928
(Address of principal executive offices)

(973) 635-4047
(Issuer’s telephone number, including area code)

6795 E. Tennessee Ave – 5th Floor, Denver, Colorado 80224
(Former name or former address, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date:

Class	Outstanding at
November 10, 2005
Common Stock, $.0000001 par value, net of
Treasury Stock	57,612,295

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

References in this document to “us,” “we,” “our,” or “the Company” refer to Entrust Financial Services, Inc. its predecessors and its subsidiaries.

FORM 10-QSB
Entrust Financial Services, Inc.
INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTRUST FINANCIAL SERVICES, INC.
[CONSOLIDATED] BALANCE SHEETS

	September 30, 2005	December 31,
	(unaudited)	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,800	$1,101,155
Cash, restricted	--	2,805
Accounts receivable	--	54,796
Mortgage loans held for sale	--	42,618,137
Prepaid expenses and other current assets	--	76,995
Total current assets	--	43,853,888
Property and equipment, net	--	409,107
OTHER ASSETS
Intangibles, net	--	1,279,883
Deposits and Other assets	--	279,559
Total other assets	--	1,559,442
TOTAL ASSETS	$40,800	$45,822,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Warehouse lines of credit	$--	$41,662,386
Accounts payable	1,500	120,242
Accrued other expenses	--	876,139
Loan indemnification reserve, current portion	--	530,804
Convertible Promissory Note, current portion	--	1,200,000
Capital lease obligations, current portion	--	70,622
Total current liabilities	1,500	44,460,193
Convertible Promissory Note, less current portion	--	500,000
Loan indemnification reserve, less current portion	--	889,335
Capital lease obligations, less current portion	--	63,918
Total liabilities	1,500	45,913,446
STOCKHOLDERS’ EQUITY
Common stock, $.0000001 par value, 100,000,000 shares
authorized, 52,112,295 issued and outstanding for 2005 and
2,612,295 issued and outstanding for 2004	5	1
Paid-in capital	5,009,196	7,605,555
Retained earnings	(4,969,901)	(7,696,565)
Total stockholders’ equity	39,300	(91,009)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,800	$45,822,437

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
[CONSOLIDATED] STATEMENTS OF OPERATIONS
(unaudited)

	Cumulative During the	Three Months Ended		Nine Months Ended
	Development Stage
	August 5, 2005 to	September 30,	September 30,	September 30,	September 30,
	September 30, 2005	2005	2004	2005	2004
REVENUE
Loan origination fees and gain on	$--	$--	$--	$--	$--
Total revenue	--	--	--	--	--
EXPENSES
General and administrative	3,708	3,708	--	3,708	--
Total expenses	3,708	3,708	--	3,708	--
INCOME (LOSS) from	(3,708)	(3,708)	--	(3,708)	--
CONTINUING OPERATIONS
BEFORE INCOME TAXES
PROVISION FOR INCOME
TAXES	--	--	--	--	--
NET LOSS FROM
CONTINUING OPERATIONS	(3,708)	(3,708)	--	(3,708)	--
INCOME (LOSS) FROM
DISCONTINUED
OPERATIONS, NET OF TAXES	--	358,063	128,699	34,017	179,877
NET INCOME (LOSS)	(3,708)	354,355	128,699	30,309	179,877
Basic Earnings per share from
Continuing Operations	$(0.00)	$(0.00)	$0.00	$(0.00)	$0.00
Diluted earnings per share from
Continuing Operations	$(0.00)	$(0.00)	$0.00	$(0.00)	$0.00
Basic Earnings per share from
Discontinued Operations	$(0.00)	$0.01	$0.05	$0.00	$0.07
Diluted earnings per share from
Discontinued Operations	$(0.00)	$0.01	$0.04	$0.00	$0.06
Basic Earnings per share	$(0.00)	$0.01	$0.05	$0.00	$0.07
Diluted Earnings per share	$(0.00)	$0.01	$0.0	$0.00	$0.06
Basic Weighted Average Shares
Outstanding	52,112,295	27,362,295	2,581,795	12,512,295	2,581,795
Diluted Weighted Average Shares
Outstanding	52,209,795	27,459,795	3,011,795	12,609,795	3,011,795

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
[CONSOLIDATED] STATEMENTS OF CASH FLOWS
(unaudited)

	Cumulative During the	Nine Months Ended	Nine Months Ended
	Development Stage	September 30, 2005	September 30, 2004
	August 5, 2005 to
	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,708)	$30,309	$179,877
Non-cash items-
Depreciation and amortization	--	--	160,225
Provision for loan losses	--	--	226,445
Other			1,500
(Increase) decrease in-
Accounts receivable	--	54,796	(165,621)
Mortgage loans held for sale	--	42,618,137	17,735,123
Prepaid expenses and other assets	--	1,636,437	87,978
Increase (decrease) in-
Accounts payable	1,500	(118,742)	(29,592)
Accrued other expenses		(876,139)	(517,429
Net cash provided (used) by operating activities	(2,208)	43,344,798	17,678,506
CASH FLOWS FROM INVESTING ACTIVITIES
Sale (Purchase) of property and equipment	--	409,107	(112,327)
Decrease (Increase) in restricted cash	--	2,805	197,400
Net cash provided (used) by investing activities	0	411,912	85,073
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments), warehouse lines of credit	--	(41,662,386)	(17,497,961)
Repayment of long-term debt		(3,120,139)	(300,000)
Proceeds from sale of stock	43,008	500,000	--
Payment of dividend	--	(400,000)	--
Repayments, capital lease obligations	--	(134,540	(52,789)
Net cash provided (used) by financing activities	--	(44,817,065)	(17,850,750)
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	40,800	(1,060,355)	(87,170)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0	1,101,155	1,042,742
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,800	$40,800	$955,572
SUPPLEMENTAL INFORMATION
Cash Paid For Income Taxes	$ None	$ None	$ None
Cash Paid For Interest	$ None	$1,096,182	$1,328,443

See accompanying notes to the unaudited financial statements.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Entrust Financial Services, Inc. (the “Company”) was incorporated on November 8, 1996, under the laws of the State of Colorado as Centennial Banc Share Corporation. The name of the Company was changed to Entrust Financial Services, Inc. as of April 6, 2001. The Company was formed for the purpose of developing and maintaining the business associated with mortgage banking which was operating through Entrust Mortgage, Inc., an operating subsidiary.

Entrust Mortgage, Inc. was incorporated in Colorado in 1999 and is a wholly owned subsidiary of the Company. Prior to July 31, 2005, Entrust Mortgage engaged primarily in the origination and wholesale purchase of non-conforming residential mortgage loans in thirty-eight states. On July 31, 2005, Entrust Mortgage, Inc. was sold to BBSB, LLC and following such sale, the Company has had no operations.

On July 26, 2005, the shareholders of Entrust Financial Services, Inc. ratified and approved the following resolutions at a Special Meeting of the shareholders:

  Approval of the Stock Purchase Agreement (the “Entrust Mortgage Stock Purchase Agreement”) by and among the Company, Entrust Mortgage, Inc., a wholly-owned subsidiary of the Company (“Entrust Mortgage”) and BBSB, LLC (“BBSB”) and the transactions contemplated thereby, including the sale of all shares of Entrust Mortgage to BBSB in exchange for the cancellation of any and all obligations of the Company to BBSB and Entrust Mortgage and the assumption of certain obligations of the Company to third-parties (the “Entrust Mortgage Sale”);
  Approval of the sale and issuance, in a private placement to Arnold P. Kling and R&R Biotech Partners, LLC (collectively, the “ENFN Stock Purchasers”), of 49,500,000 shares of the Company’s common stock in exchange for aggregate gross proceeds to Entrust Financial of $500,000 (the “Entrust Financial Stock Sale”); and
  Approval of an amendment to the Articles of Incorporation of the Company to increase the number of authorized common stock to One Hundred Million (100,000,000) in order to complete the Entrust Financial Stock Sale (the “Articles Amendment”).

The Entrust Mortgage Stock Purchase Agreement was consummated on July 31, 2005. The shareholders of the Company did not receive any consideration in the Entrust Mortgage Sale, but shareholders of record on July 25, 2005, received a one time aggregate dividend of $400,000, or approximately $0.153 per share. The remaining $100,000 of the consideration paid by the ENFN Stock Purchasers was used to satisfy or reserve for the Company’s liability and to pay the expenses related to the Entrust Financial Stock Sale. As of August 6, 2005, the Company’s headquarters was relocated to Chatham, New Jersey.

The Company’s current purpose is to serve as a vehicle to raise capital to acquire a business and is currently considered a "blank check" company inasmuch as the Company is not generating revenues, does not own an operating business and has no specific business plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees and no material assets.

Effective upon the closing of this transaction, (the “Sale”), Arnold P. Kling joined the Company as President and was the sole director of the Company. Kirk M. Warshaw was appointed Chief Financial Officer and Secretary of the Company. Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

We do not expect our present management to play any managerial role in the Company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. The Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

NOTE 2 - SALE OF STOCK OF ENTRUST FINANCIAL

On May 12, 20005 the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, Entrust Mortgage, and the ENFN Stock Purchasers pursuant to which the ENFN Stock Purchasers agreed to purchase 49,500,000 newly issued shares of Common Stock of the Company for an aggregate purchase price of $500,000 in cash (the “Entrust Financial Stock Sale”).

On August 5, 2005, the Company closed the Stock Purchase Agreement with Arnold P. Kling (who subsequently assigned his interests under the Purchase Agreement to Moyo Partners, LLC) and R&R Biotech Partners, LLC, pursuant to which the Company sold, in a private placement transaction, 49,500,00 shares of its common stock to the ENFN Stock Purchasers in exchange for aggregate gross proceeds to the Company of $500,000. The shares of the Company’s common stock sold in the Entrust Financial Stock Sale were issued to the ENFN Stock Purchasers, both accredited investors, pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The Entrust Financial Stock Sale was approved by the Company’s shareholders on July 26, 2005. The Company’s shareholders did not receive any consideration in the Entrust Financial Stock Sale, but shareholders of record as of July 25, 2005 received a one time aggregate dividend of $400,000, or approximately $0.153 per share. The remaining $100,000 of the consideration paid by the ENFN Stock Purchasers was used to satisfy or reserve for the Company’s remaining liabilities and to pay the expenses related to the Entrust Financial Stock Sale.

NOTE 3 - BASIS OF PRESENTATION

The Company’s financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a loss from Continuing operations during the quarter of $3,708 and as there are no prospects of creating revenue there is substantial doubt about the Company’s ability to continue operating as a going concern. The Company's present material commitments consist of professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements.

Because the sale of Entrust Mortgage met all of the requirements of paragraph 30 of Statements of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets and liabilities of the subsidiary were considered as Held for Sale and the results of operations for all periods presented have been presented as discontinued operations.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ENTRUST FINANCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

NOTE 4 - STOCKHOLDERS' EQUITY:

The Company has authorized 100 million shares of common stock, par value $.0000001 per share. There are issued and outstanding, as of the date of the filing of this Form 10-QSB, 57,612,295 shares of common stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable. The Company has no plans, proposals, arrangements or understandings with respect to selling its securities prior to the location of a target business.

During the quarter, 49,500,000 of these shares were issued for $500,000 in accordance with the Stock Purchase Agreement. A $400,000 special dividend was declared during the quarter as well. As a result of the Entrust Mortgage Sale, the Company eliminated approximately $3.1 million of Paid in Capital and a like amount of its retained deficit.

On September 19, 2005, the Company’s Board of Directors adopted resolutions to effect a reverse stock split of the Company’s Common Stock based upon a ratio of not less than one-for-five nor more than one-for-sixty at any time prior to September 20, 2006 in the sole discretion of the Board. The authority to effect the reverse split requires the approval of the Company’s shareholders at a meeting thereof. Holders of approximately 95% of the total issued and outstanding shares of the Company’s Common Stock have agreed to vote in favor of the reverse stock split.

NOTE 5 – SUBSEQUENT EVENT:

On November 1, 2005, the Company’s Board of Directors approved the following common stock issuances for services rendered. 1,950,000 shares each to Arnold Kling and Kirk Warshaw for their work as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, and 1,600,000 shares to Thomas Pierson for consulting services he provided to the Company. Such shares were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

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

In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2004 and in the Footnotes to the unaudited Financial Statements for this report, we have identified critical accounting policies and estimates for our business.

Recent Developments

On July 26, 2005, the shareholders of Entrust Financial Services, Inc. ratified and approved the following resolutions at a Special Meeting of the shareholders:

1.   Approval of the Stock Purchase Agreement (the “Entrust Mortgage Stock Purchase Agreement”) by and among the Company, Entrust Mortgage, Inc., a wholly-owned subsidiary of the Company (“Entrust Mortgage”) and BBSB, LLC (“BBSB”) and the transactions contemplated thereby, including the sale of all shares of Entrust Mortgage to BBSB in exchange for the cancellation of any and all obligations of the Company to BBSB and Entrust Mortgage and the assumption of certain obligations of the Company to third-parties (the “Entrust Mortgage Sale”);

2.   Approval of the sale and issuance, in a private placement to Arnold P. Kling and R&R Biotech Partners, LLC (collectively, the “ENFN Stock Purchasers”), of 49,500,000 shares of the Company’s common stock in exchange for aggregate gross proceeds to Entrust Financial of $500,000 (the “Entrust Financial Stock Sale”); and

3.   Approval of an amendment to the Articles of Incorporation of the Company to increase the number of authorized common stock to One Hundred Million (100,000,000) in order to complete the Entrust Financial Stock Sale (the “Articles Amendment”).

On July 31, 2005, the sale of Entrust Mortgage, Inc. to BBSB was completed. After the closing of the Entrust Mortgage Sale, the Company has had no operations. On August 5, 2005, the Company closed the Entrust Financial Stock Sale pursuant to which the Company sold 49,500,000 shares of its Common Stock to the ENFN Stock Purchasers for a purchase price of $500,000.

Results of Continuing Operations

Following is a discussion of our operations for the three and nine months ended September 30, 2005. As discussed above the Company currently has no operations.

Three and Nine Months Ended September 30, 2005

Because we currently do not have nor have we ever had since the consummation of the Stock Purchase Agreement any business operations as a blank check company, we have not had any revenues during the three and nine months ended September 30, 2005. Total expenses for the three months and nine months ended September 30, 2005 were $3,708. These expenses consisted of professional and administrative fees.

Liquidity and Capital Resources

The Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present shareholders or management and there can be no assurances that it’s present shareholders or management will make any loans to the Company. At September 30, 2005, the Company had cash of $40,800 and positive working capital of $39,300.

The Company's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements. In the event that the Company engages in any merger or other combination with an operating company, it will have additional material commitments, although the Company presently is not engaged in any material discussions regarding any merger or other combination with an operating company and cannot offer any assurances that it will engage in any merger or other combination with an operating company within the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

       (a)   Evaluation of Disclosure Controls and Procedures

Management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

       (b)   Changes in Internal Control over Financial Reporting

As noted, the Company transitioned from an operating entity headquartered in Denver to a blank check company headquartered in NJ. All of the previous employees of the Company terminated their employment and as noted the Company currently does not have any full time employees. As a result the Company did experience significant changes in the way it functions, including in the manner in which it manages it financial reporting. The Company, however, has continued to employ appropriate accounting treatment, controls, and standards as it relates to all of its accounting functions, including those related to financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

There are no material pending legal proceedings, which the Company is a party to.

ITEM 2.    Changes in Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

On July 26, 2005, the shareholders of Entrust Financial Services, Inc. ratified and approved the following resolutions at a Special Meeting of the shareholders:

1.   Approval of the Stock Purchase Agreement (the “Entrust Mortgage Stock Purchase Agreement”) by and among the Company, Entrust Mortgage, Inc., a wholly-owned subsidiary of the Company (“Entrust Mortgage”) and BBSB, LLC (“BBSB”) and the transactions contemplated thereby, including the sale of all shares of Entrust Mortgage to BBSB in exchange for the cancellation of any and all obligations of the Company to BBSB and Entrust Mortgage and the assumption of certain obligations of the Company to third-parties (the “Entrust Mortgage Sale”);

2.   Approval of the sale and issuance, in a private placement to Arnold P. Kling and R&R Biotech Partners, LLC (collectively, the “ENFN Stock Purchasers”), of 49,500,000 shares of the Company’s common stock in exchange for aggregate gross proceeds to Entrust Financial of $500,000 (the “Entrust Financial Stock Sale”); and

3.   Approval of an amendment to the Articles of Incorporation of the Company to increase the number of authorized common stock to One Hundred Million (100,000,000) in order to complete the Entrust Financial Stock Sale (the “Articles Amendment”).

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

On July 31, 2005, the sale of Entrust Mortgage, Inc. to BBSB was completed. After the closing of the Entrust Mortgage Sale, the Company has had no operations. On August 5, 2005, the Company closed the Entrust Financial Stock Sale pursuant to which the Company sold 49,500,000 shares of its common stock to the ENFN Stock Purchasers for a purchase price of $500,000.

The Company has declared and paid a dividend of approximately $0.153 per share following the closing of the Entrust Financial Stock Sale to shareholders of record on July 25, 2005.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibits:

Exhibit
No	Description

31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
32.2	Certification of CFO pursuant to Sec. 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Entrust Financial Services Inc.
(Registrant)

Date: November 11, 2005	/s/ Arnold P. Kling

Chief Executive Officer

Date: November 11, 2005	/s/ Kirk M. Warshaw

Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Form 10-QSB
Quarter Ended September 30, 2005

Exhibit
No.	Description

31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
32.2	Certification of CFO pursuant to Sec. 906