Form 10KSB
period 2005-12-31
ENTRUST FINANCIAL SERVICES INC
filed 2006-03-30
CIK 1054303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                           Commission File No. 0-23965

                        ENTRUST FINANCIAL SERVICES, INC.

                                ----------------

                 (Name of Small Business Issuer in its Charter)

               Colorado                                     84-1374481
    ------------------------------                 ----------------------------
    State or other jurisdiction of                I.R.S. Employer Identification
    incorporation or organization                             Number

         47 School Avenue
       Chatham, New Jersey                                    07928
     -------------------------                            -------------
 Address of principal executive office                       Zip Code

            Issuer's telephone number: (973) 635-4047

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT

                                      NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT

                       COMMON STOCK, $0.0000001 PAR VALUE
                         ------------------------------
                                (Title of Class)

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

         For the year ended December 31, 2005, the registrant had no revenues.

         As of March 20, 2006, 57,612,295 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the Nasdaq OTC Bulletin Board of $0.16 on March 20, 2006) was approximately $673,968.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                        ENTRUST FINANCIAL SERVICES, INC.

                                   FORM 10-KSB

PART I
   Item 1.     Business.............................................................................................2
   Item 2.     Properties..........................................................................................10
   Item 3.     Legal Proceedings...................................................................................10
   Item 4.     Submission of Matters to a Vote of Security Holders.................................................10
PART II
   Item 5.     Market for Common Equity and Related Stockholder Matters............................................11
   Item 6.     Plan of Operation...................................................................................12
   Item 7.     Financial Statements................................................................................14
   Item 8.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................14
   Item 8A.    Controls And Procedures.............................................................................14
PART III
   Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With
               Section 16(a) of the Exchange Act...................................................................15
   Item 10.    Executive Compensation..............................................................................16
   Item 11.    Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters.........................................................................18
   Item 12.    Certain Relationships and Related Transactions......................................................19
   Item 13.    Exhibits............................................................................................19
   Item 14.    Principal Accountant Fees and Services..............................................................20

                      FORWARD LOOKING STATEMENT INFORMATION
CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE "FORWARD-LOOKING STATEMENTS" REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. OUR PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT OUR ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN PARTICULARLY IN VIEW OF THE CURRENT STATE OF OUR OPERATIONS, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A STATEMENT BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH HEREIN UNDER THE HEADINGS "BUSINESS," "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

                                     PART I

ITEM 1. BUSINESS.

Entrust Financial Services, Inc. was incorporated on November 8, 1996, under the laws of the State of Colorado as "Centennial Banc Share Corporation." We changed our name to "Entrust Financial Services, Inc." on April 6, 2001. We were initially formed for the purpose of developing and maintaining a mortgage brokerage business. In April 1999, we acquired Entrust Mortgage, Inc., a mortgage banking business which became our wholly-owned subsidiary and was our primary business until July 31, 2005 ("Entrust Mortgage"). Entrust Mortgage engaged primarily in the origination and wholesale purchase of non-conforming residential mortgage loans in thirty-eight states.

On July 31, 2005, Entrust Mortgage was sold to BBSB, LLC in exchange for the cancellation of all obligations owed by us and Entrust Mortgage to BBSB and the assumption of certain of our third party obligations (the "Entrust Mortgage Sale"). Following the Entrust Mortgage Sale, we had no operations.

On August 5, 2005, pursuant to a Common Stock Purchase Agreement entered into on May 12, 2005, we sold, in a private placement transaction, 49,500,000 shares of our common stock to R&R Biotech Partners, LLC and Moyo Partners, LLC (as assignee) (the "Entrust Stock Purchasers") in exchange for aggregate gross proceeds to us of $500,000 (the "Entrust Stock Sale"). Effective upon the closing of the Entrust Stock Sale, Arnold P. Kling joined us as our president and sole director and Kirk M. Warshaw joined as our chief financial officer and secretary.

Our shareholders did not receive any consideration in the Entrust Mortgage Sale, but shareholders of record on July 25, 2005, received a one-time aggregate dividend from the Entrust Stock Sale of $400,000, or approximately $0.153 per share. The remaining $100,000 of the consideration paid by the Entrust Stock Purchasers was used to satisfy or reserve for our liabilities and to pay the expenses related to the Entrust Stock Sale. As of August 6, 2005, our headquarters was relocated to Chatham, New Jersey.

Since July 31, 2005, our purpose is to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. We have no employees and no material assets.

Because of these circumstances, all of our activities that occurred prior to July 31, 2005 have been accounted for as Discontinued Operations. As such, all of the prior activity has been shown in our financial statements as one line item that is labeled "Income (Loss) from Discontinued Operations, net of taxes." Our activities since July 31, 2005 are shown in the income statement under the section labeled "Loss from Continuing Operations." These amounts are for expenses incurred since July 31, 2005 and are of the nature we expect to incur in the future, whereas the Income (loss) from Discontinued Operations are from activities we are no longer engaged in.

We currently have no definitive plans, agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a shell company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities law that regulate initial public offerings.

As a result of our limited resources, unless and until additional financing is obtained we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. We expect to use outside consultants, advisors, attorneys and accountants as necessary. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We do not expect our present management to play any managerial role for us following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

In evaluating a prospective target business, we will consider several factors, including the following:

- experience and skill of management and availability of additional personnel of the target business;

-        costs associated with effecting the business combination;

-        equity interest retained by our shareholders in the merged entity;

-        growth potential of the target business;

-        capital requirements of the target business;

-        capital available to the target business;

-        stage of development of the target business;

- proprietary features and degree of intellectual property or other protection of the target business;

-        the financial statements of the target business; and

-        the regulatory environment in which the target business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our president intends to devote only a very small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to our company, the target business and our respective shareholders. There can be no assurance that the

Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to our company, the target business, and our respective shareholders.

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended (the "Investment Company Act") and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Various impediments to a business combination may arise, such as appraisal rights afforded the shareholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

AVAILABLE INFORMATION

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. The website address is www.sec.gov.

                                  RISK FACTORS

WE HAVE NO OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since the Entrust Stock Sale we have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another company. Our president, Arnold Kling, was appointed in August 2005 and has had limited time to evaluate merger prospects and accordingly, only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited to meeting regulatory requirements and searching for a Merger Target.


WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN; OUR AUDITORS HAVE EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE BUSINESS AS A GOING CONCERN.

We have limited resources, no revenues from operations since the Entrust Stock Sale and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2005, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.


WE WILL BE ABLE TO EFFECT AT MOST ONE MERGER, AND THUS MAY NOT HAVE A DIVERSIFIED BUSINESS.

Our resources are limited and we will most likely have the ability to effect only a single merger. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

WE DEPEND SUBSTANTIALLY UPON A SINGLE EXECUTIVE OFFICER AND DIRECTOR, WHOSE EXPERIENCE IS LIMITED, TO MAKES ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president and sole director, Arnold Kling. Notwithstanding the importance of Mr. Kling, we have not entered into any employment agreement or other understanding with Mr. Kling concerning compensation or obtained any "key man" life insurance on any of his life. The loss of the services of Mr. Kling will have a material adverse effect on our business objectives. We will rely upon the expertise of Mr. Kling and do not anticipate that we will hire additional personnel.


THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT SHAREHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our shareholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our shareholders. In addition, Mr. Kling and Mr. Warshaw, our officers and sole director, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority shareholder are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC, a registered broker-dealer and affiliate of our majority shareholder, may act as investment banker, placement agent or financial consultant to us or an acquisition candidate in connection with a potential business combination transaction and may receive a fee for such services. We cannot assure you that conflicts of interest among us, Rodman & Renshaw and our shareholders will not develop.


THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.


FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.


WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.


MANAGEMENT WILL CHANGE UPON THE CONSUMMATION OF A MERGER.

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such event, Mr. Kling and Mr. Warshaw intend to resign their positions with us.


CURRENT SHAREHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Articles of Incorporation authorized the issuance of 100,000,000 shares of common stock. There are currently 57,612,295 authorized but unissued shares of common stock available for issuance. To the extent that additional shares of common stock are issued in connection with a merger or business combination, our shareholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair our ability to raise additional capital through the sale of equity securities.


CONTROL BY EXISTING SHAREHOLDER.

R&R Biotech Partners, LLC beneficially owns over 68% of the outstanding shares of our common stock. As a result, this shareholder is able to exercise control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.


OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF SHAREHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our common stock is not now quoted on a national exchange but is traded on Nasdaq's OTC Bulletin Board ("OTCBB"). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our shareholders to sell our common stock in the secondary market.


OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our common stock is quoted on the OTCBB, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National Market or SmallCap Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or a securities exchange.

Often there is currently a limited volume of trading in our common stock, and on many days there has been no trading activity at all. The purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.


ITEM 2. PROPERTIES.

During the first seven months of 2005, we operated from leased office facilities in Denver, Colorado. Since August 6, 2005, we have been operating from offices located at 47 School Avenue, Chatham, New Jersey which are owned by an affiliated company of Kirk Warshaw, our chief financial officer and secretary, for no rent, on a month to month basis. We do not own or intend to invest in any real property.


ITEM 3. LEGAL PROCEEDINGS.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held a Special Meeting of Shareholders on January 31, 2006, at which holders of 51,450,000 shares of common stock (representing approximately 89% of our total issued and outstanding common stock) were present and unanimously approved all matters presented to them for a vote.

The following matters were unanimously approved by the shareholders at the Special Meeting:

     o to authorize our Board of Directors to amend our Articles of Incorporation to effect a reverse stock split of our common stock at a ratio of not less than one-for-five nor more than one-for-sixty shares at any time prior to September 20, 2006 at its sole discretion; and

     o to authorize an amendment to our Articles of Incorporation to provide that except as otherwise provided under the Colorado Business Corporations Act (the "CBCA"), any action required or permitted under the CBCA to be taken at a shareholders' meeting may be taken by the written consent of the shareholders holding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

PRINCIPAL MARKET OR MARKETS

Our common stock has traded on the OTCBB since May 2000. Currently, our common stock trades under the symbol ENFN. The following table sets forth the high and low bid quotation for our common stock for each quarterly period in 2005 and 2004. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                  BID PRICE
                              HIGH         LOW
                              ----         ---
       2005
       ----
First Quarter                $0.80        $0.05
Second Quarter               $0.34        $0.09
Third Quarter                $0.27        $0.11
Fourth Quarter               $0.13        $0.06

       2004
       ----
First Quarter               $ 0.32        $0.13
Second Quarter              $ 0.65        $0.15
Third Quarter               $ 1.05        $0.40
Fourth Quarter              $ 1.01        $0.54


APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of March 20, 2006, we had a total of 57,612,295 shares of common stock issued and outstanding. The number of holders of record of our common stock at that date was approximately 250.

DIVIDENDS

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. Other than the special $0.153 per share dividend paid to shareholders of record on July 25, 2005 in connection with the Entrust Mortgage Sale, no dividends were declared or paid during the periods reported herein. We do not anticipate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The following information relates to our sales of unregistered securities during the fiscal year ended December 31, 2005. These sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act") set forth in Section 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as a transaction by an issuer not involving any public offering and/or sale to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

On August 5, 2005, we sold 49,500,000 shares in the Entrust Stock Sale.

On November 1, 2005, a total of 5,500,000 shares of our common stock were authorized for issuance to three individuals who provided services to us. We issued 1,950,000 shares each to Arnold Kling and Kirk Warshaw for their work as our president and chief financial officer, respectively, and 1,600,000 shares to MBA Investors, Ltd., an affiliated company of Thomas Pierson who provided consulting services. We valued the services provided by Messrs. Kling and Warshaw at $7,800 each, and Mr. Pierson's services at $6,400.


ITEM 6. PLAN OF OPERATION.

STATEMENTS CONTAINED IN THIS PLAN OF OPERATION OF THIS ANNUAL REPORT ON FORM 10-KSB INCLUDE "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS NOT TO OCCUR OR BE REALIZED. SUCH FORWARD-LOOKING STATEMENTS GENERALLY ARE BASED UPON OUR BEST ESTIMATES OF FUTURE RESULTS, GENERAL MERGER AND ACQUISITION ACTIVITY IN THE MARKETPLACE, PERFORMANCE OR ACHIEVEMENT, CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "PROJECT," "EXPECT," "BELIEVE," "ESTIMATE," "ANTICIPATE," "INTENDS," "CONTINUE," "POTENTIAL," "OPPORTUNITY" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS OR OTHER VARIATIONS OF THOSE TERMS OR COMPARABLE WORDS OR EXPRESSIONS.

GENERAL

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

     (i)  filing Exchange Act reports, and

     (ii) consummating a transaction with a Merger Target.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our shareholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

In August 2005, following the Entrust Stock Sale, Arnold P. Kling joined us as our president and sole director and Kirk M. Warshaw joined us as our chief financial officer and secretary. Messrs. Kling and Warshaw are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. No cash compensation will be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

Since the Entrust Stock Sale we have not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2005 we had cash on hand of $34,673. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund expenses incurred in excess of our cash.


EQUIPMENT AND EMPLOYEES

As of December 31, 2005, we had no operating business, no equipment, and other than Arnold Kling and Kirk Warshaw our president and chief financial officer, respectively, we had no employees. Neither of our officers receive any cash compensation and each provides services on an "as needed basis". We do not intend to develop our own operating business but instead plan to merge with another operating company.

CONTINUING  OPERATIONAL   EXPENSES   FOR   THE   DEVELOPMENT  STAGE PERIOD ENDED
DECEMBER 31, 2005

As noted, all activity associated with Entrust Mortgage and its sale which occurred prior to July 31, 2005 has been accounted for as Discontinued Operations and, as such, is not evaluated in this report as it has little relevance to our future operations.

Operating expenses from continuing activities for the twelve months ended December 31, 2005 were $130,520 compared to $158,380 for the twelve months ended December 31, 2004. These expenses consist of the legal, accounting, shareholder, and filing related expenses incurred to file reports with the SEC and are of a continuing and recurring nature.

Net cash used in our continuing operating activities for the development period ended December 31, 2005 was $8,335. During the five months ended December 31, 2005, we had no revenues. As a result, cash on hand decreased by $8,335 during the five month developmental period ended December 31, 2005 to $34,673.

The operating expenses of $44,577 for the five month developmental period ended December 31, 2005 resulted primarily from accounting/auditing, legal and general administrative expenses.


ITEM 7. FINANCIAL STATEMENTS.

     See the index to Financial Statements below, beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective February 4, 2006, we dismissed Richey May & Co., LLP ("Richey May") from serving as our independent accountants and engaged Lazar Levine & Felix LLP ("Lazar") as our new independent accountants. Our Board of Directors, operating as our audit committee, unanimously recommended the change in audit firms, directed the process of review of candidate firms to replace Richey May and made the final decision to engage Lazar.

         There were no disagreements with Richey May or occurrence of any event described in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.


ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Management, with the participation of our president and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15-d-

15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information concerning our officers and sole director as of March 20, 2006:

NAME                  AGE    TITLE
----                  ---    -----
Arnold P. Kling       47     President and Sole Director
Kirk M. Warshaw       48     Chief financial officer and secretary

ARNOLD P. KLING. Mr. Kling has served as a Director and our president since August, 2005. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a Director and president of Twin Lakes, Inc., R&R Acquisition I, Inc., R&R Acquisition II, Inc., R&R Acquisition III, Inc., R&R Acquisition IV, Inc. and R&R Acquisition V, Inc. (each a publicly reporting, non-trading company) and 24 Holdings, Inc. (OTCBB:TFHD).

KIRK M. WARSHAW. Mr. Warshaw has served as our chief financial officer and secretary since August, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of Controller, chief financial officer, president, and Chief Executive Officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the chief financial officer of Twin Lakes, Inc. R&R Acquisition I, Inc., R&R Acquisition II, Inc., R&R Acquisition III, Inc., R&R Acquisition IV, Inc. and R&R Acquisition V, Inc. (each a publicly reporting, non-trading company), the chief financial officer and a Director of 24 Holdings, Inc. (OTCBB:TFHD), a Director of Empire Financial Holding Company (AMEX:EFH), and a Director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

COMPENSATION AND AUDIT COMMITTEES

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board has determined that it does not have an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ending December 31, 2005 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

CODE OF ETHICS

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.



ITEM 10.   EXECUTIVE COMPENSATION.

Arnold Kling and Kirk Warshaw are our sole officers and Arnold Kling is our sole director. Neither receives any regular compensation for their services rendered on our behalf. Since the Entrust Stock Sale we have paid no cash compensation to our officers or directors. On November 1, 2005, our Board of Directors authorized the issuance to both Mr. Kling and Mr. Warshaw, 1,950,000 shares of our common stock for services they provided to us. Each stock grant was determined to be worth $7,800 and the expense was recognized in the 2005 financial statements. No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to any of our officers and directors or any entity with which an officer or director is. We do not have any incentive or stock option plan in effect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

The following table sets forth certain information as of March 20, 2006 regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange
Act) known by us to own 5% or more of our common stock, and all officers and directors as a group.


                                         Amount and Nature of      Percentage of
Name (1)                                 Beneficial Ownership (1)  Shares Owned
-----------                              ------------------------  -------------
R&R Biotech Partners, LLC                39,600,000                68.7%
1270 Avenue of the Americas - 16th Floor
New York, NY 10020
Attention: Thomas Pinou, CFO

Moyo Partners, LLC (2)                   9,900,000                 17.2%
c/o Arnold P. Kling
712 Fifth Avenue - 11th Floor
New York, NY 10019

Arnold P. Kling                          1,950,000                 3.4%
712 Fifth Avenue - 11th Floor
New York, NY 10019

Kirk M. Warshaw (3)                      1,950,000                 3.4%
47 School Avenue
Chatham, NJ 07928

All Officers and Directors as a Group    13,800,000                24.0%
(2 persons)

----------------------------

(1) Unless otherwise indicated, the company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days from March 20, 2006 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2) Arnold P. Kling, our president and our sole director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(3)      Mr. Warshaw is our chief financial officer and secretary.

We currently do not maintain any equity compensation plans.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.


ITEM 13. EXHIBITS.

(a)  EXHIBITS

Exhibit Number     Description
--------------     -----------

      3.1          Articles of Incorporation (1)

      3.2          By-Laws (1)

      3.3 Articles of Amendment of Articles of Incorporation to change name to easy Qual.com, Inc. (2)

      3.4 Articles of Amendment of Articles of Incorporation to change name to Entrust Financial Services, Inc. (2)

      3.5 Articles of Amendment of Articles of Incorporation dated February 6, 2006*

     31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

     31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

     32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

     32.2        Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

-----------------------------
*    Filed with this report

(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on March 27, 1998 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed on April 16, 2001 and incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

We paid audit and financial statement review fees totaling $5,000 to Lazar Levine & Felix LLP, our current independent accountants for the year ended December 31, 2005 and $8,750 for the year ended December 31, 2004 to our former independent accountants Richey May and Co.

AUDIT-RELATED FEES

None

TAX FEES

We paid tax preparation fees totaling $1,000 to Lazar Levine & Felix LLP, our current independent accountants for the year ended December 31, 2005 and $8,750 for the year ended December 31, 2004 to our former independent accountants Richey May and Co.

ALL OTHER FEES

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ENTRUST FINANCIAL SERVICES, INC.

Date: March 30, 2006


                                    By: /s/ Arnold P. Kling
                                    -------------------------------
                                    Arnold P. Kling, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2006


                                    By: /s/ Arnold P. Kling
                                    -------------------------------
                                    Arnold P. Kling, President, Sole Director
                                    (Principal Executive Officer)



Date: March 30, 2006


                                    By: /s/ Kirk M. Warshaw
                                    -------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

INDEX

Independent Auditors' Report - Current Auditor                              F-2.

Independent Auditors' Report - Predecessor Auditor                          F-3.

Financial Statements:

Balance Sheet as of December 31, 2005                                       F-4.

Statements of Operations for the Development Stage Period (August 1,
2005 to December 31, 2005) and the Years Ended December 31, 2005 and
2004                                                                        F-5.

Statement of Shareholders' Equity (Deficit) for the Years Ended December
31, 2005 and 2004, including the Development Stage Period (August 1,
2005 to December 31, 2005)                                                  F-6.

Statements of Cash Flows for the Development Stage (August 1, 2005 to
December 31, 2005) and the Years Ended December 31, 2005 and 2004           F-7.

Notes to Financial Statements                                               F-8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Entrust Financial Services, Inc.
Chatham, New Jersey

We have audited the accompanying balance sheet of Entrust Financial Services, Inc. (a development stage company), as of December 31, 2005 and the related statements of operations, shareholders' equity and cash flows for the year then ended and the statements of operations, shareholders' equity, and cash flows for the development stage period August 1, 2005 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Entrust Financial Services, Inc. (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the year then ended and for the development stage period August 1, 2005 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been in the development stage since the Entrust Financial Stock Sale on August 5, 2005. The Company's lack of financial resources and liquidity raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           /s/LAZAR LEVINE & FELIX LLP
                           ---------------------------
                            LAZAR LEVINE & FELIX LLP
New York, New York
March 23, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Entrust Financial Services, Inc.
Chatham, New Jersey

We have audited the accompanying statements of operations, shareholders' equity and cash flows of Entrust Financial Services, Inc. (a development stage company) for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of Entrust Financial Services, Inc. (a development stage company) for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Richey, May & Co., LLP
--------------------------
Richey, May & Co., LLP
Englewood, Colorado
March 29, 2006

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2005


                                    - ASSETS -
CURRENT ASSETS:
   Cash                                                             $    34,673
                                                                    -----------
   Total Current Assets                                                  34,673
                                                                    -----------

TOTAL ASSETS:                                                       $    34,673
                                                                    ===========


                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $    14,242
                                                                    -----------
Total Current Liabilities                                                14,242

                                                                    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.000001 par value,
   1,000,000 authorized, none issued                                         --
Common stock, $.0000001 par value;
   100,000,000 shares authorized,
   57,612,295 shares issued and outstanding                                   6
Additional paid-in capital                                            8,127,550
Accumulated deficit                                                  (8,062,548)
Deficit accumulated during development stage                            (44,577)
                                                                    -----------
Total Shareholders' Equity                                               20,431
                                                                    -----------

TOTAL LIABILITIES and EQUITY                                        $    34,673
                                                                    ===========


                             See accompanying notes

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                     CUMULATIVE DURING THE
                                     DEVELOPMENT STAGE           YEAR ENDED DECEMBER 31,
                                     AUGUST 1, 2005 TO
                                     DECEMBER 31, 2005)          2005              2004
                                     ---------------------    -----------      ----------
REVENUES                                       $     --       $        --      $       --
                                               --------       -----------      ----------
COSTS AND EXPENSES:
    Compensation expense                         15,600            15,600              --
    Professional fees                            24,665            91,192         135,887
    Filing and shareholder expense                4,295            23,711          22,493
    Other expenses                                   17                17              --
                                               --------       -----------      ----------
    Total expenses                               44,577           130,520         158,380
                                               --------       -----------      ----------
    Net loss from continuing operations         (44,577)         (130,520)       (158,380)
                                               --------       -----------      ----------

    Income (loss) from discontinued operations:
      Loss from operations, net of taxes             --          (262,769)        (57,870)
      Gain on disposal, net of taxes                 --           382,729              --
                                               --------       -----------      ----------
                                                     --           119,960         (57,870)
                                               --------       -----------      ----------

NET LOSS                                       $(44,577)      $   (10,560)     $ (216,250)
                                               ========       ===========      ==========
BASIC AND DILUTED EARNINGS PER SHARE FROM
    CONTINUING OPERATIONS                                     $     (0.00)     $    (0.06)
BASIC AND DILUTED EARNINGS PER SHARE FROM
    DISCONTINUED OPERATIONS                                         (0.00)          (0.02)
                                                              -----------      ----------
BASIC AND DILUTED EARNINGS PER SHARE                          $     (0.00)     $    (0.08)
                                                              ===========      ==========


WEIGHTED AVERAGE NUMBER OF
    BASIC AND DILUTED SHARES OUTSTANDING                       22,496,910       2,594,545
                                                              -----------      ----------

                             See accompanying notes

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                          Deficit
                                                                                                         Accumulated
                                                       Common Shares         Additional    Retained        During      Shareholders'
                                                 ------------------------    Paid-in       Earnings      Development      Equity
                                                   Number        Amount      Capital       (Deficit)        Stage        (Deficit)
                                                 -----------   ----------   -----------   -----------    -----------    -----------
Balance at December 31, 2003                       2,576,795   $        1   $ 7,583,655   $(7,480,315)   $        --    $   103,341
Net loss for year ended December 31, 2004                 --           --            --      (216,250)            --       (216,250)
Issuance of common shares for services                35,500           --        21,900            --             --         21,900
                                                 -----------   ----------   -----------   -----------    -----------    -----------
Balance at December 31, 2004                       2,612,295            1     7,605,555    (7,696,565)            --        (91,009)
Sale of common stock for cash                     49,500,000            4       499,996            --             --        500,000
Dividend paid                                             --           --            --      (400,000)            --       (400,000)
Issuance of compensatory shares for fair value
  of services                                      5,500,000            1        21,999            --             --         22,000
Net loss for year ended December 31, 2005                 --           --            --        34,017        (44,577)       (10,560)
                                                 -----------   ----------   -----------   -----------    -----------    -----------
Balance at December 31, 2005                      57,612,295   $        6   $ 8,127,550   $(8,062,548)   $   (44,577)   $    20,431
                                                 ===========   ==========   ===========   ===========    ===========    ===========

                             See accompanying notes

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                       Cumulative During the
                                                                         Development Stage             Year Ended December 31,
                                                                         (August 1, 2005 to       ---------------------------------
                                                                          December 31, 2005)          2005                 2004
                                                                       ---------------------      ------------         ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $    (44,577)        $    (10,560)        $   (216,250)
     Adjustments to reconcile net loss to net cash
      utilized by operating activities:
         Gain on sale of discontinued operations                                       --             (382,729)                  --
         Depreciation                                                                  --              146,177              223,686
         Compensatory shares                                                       22,000               22,000               21,888
         Provision for loan losses                                                     --                   --              298,073
           (Increase) Decrease in:
              Accounts receivable                                                      --              (37,287)              39,977
              Mortgages held for sale                                                  --           19,613,277          (17,111,613)
              Prepaid assets                                                           --               (9,828)             174,245
           Increase (decrease) in accrued expenses                                 14,242             (157,494)            (355,980)
                                                                             ------------         ------------         ------------
         Net cash provided (utilized) by operating
               activities                                                          (8,335)          19,183,556          (16,925,974)
                                                                             ------------         ------------         ------------
CASH FLOW FROM INVESTING ACTIVITIES:
           Sale (purchase) of property & equipment                                     --              (16,050)            (133,841)
           Decrease in restricted cash                                                 --                2,805              497,245
                                                                             ------------         ------------         ------------
Net cash provided by  investing activities                                             --              (13,245)             363,404
                                                                             ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayment), warehouse lines of
       credit                                                                          --          (19,534,785)          16,992,091
     Repayment of long term debt                                                       --             (761,570)            (300,000)
     Repayment of capital leases                                                       --              (40,438)             (71,108)
     Proceeds from sale of common shares                                               --              500,000                   --
     Payment of dividend                                                               --             (400,000)                  --
                                                                             ------------         ------------         ------------
           Net cash (utilized) provided by financing
              activities                                                               --          (20,236,793)          16,620,983
                                                                             ------------         ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (8,335)          (1,066,482)              58,413
Cash and cash equivalents at beginning of period                                   43,008            1,101,155            1,042,742
                                                                             ------------         ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                                     $     34,673         $     34,673         $  1,101,155
                                                                             ============         ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities
(i) On July 31, 2005, the Company sold its wholly owned subsidiary to a note-holder in exchange for the cancellation of all debts owed. The liabilities exceeded the assets sold and costs incurred by $382,729.

                             See accompanying notes

                         ENTRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - DESCRIPTION OF COMPANY:

Entrust Financial Services, Inc. (the "Company") was incorporated on November 8, 1996, under the laws of the State of Colorado as Centennial Banc Share Corporation. The Company changed its name to Entrust Financial Services, Inc. as of April 6, 2001. The Company was initially formed for the purpose of developing and maintaining a mortgage brokerage business. In April 1999 it acquired Entrust Mortgage, Inc., ("Entrust Mortgage") a mortgage banking business which became its wholly-owned operating subsidiary and was the Company's core operations until July 31, 2005. Entrust Mortgage engaged primarily in the origination and wholesale purchase of non-conforming residential mortgage loans in thirty-eight states.

On July 31, 2005, Entrust Mortgage was sold to BBSB, LLC ("BBSB") in exchange for the cancellation of all obligations owed by the Company and Entrust Mortgage to BBSB and the assumption of certain third-party obligations of the Company (the "Entrust Mortgage Sale"). Following the Entrust Mortgage Sale, the Company has had no operations.

On August 5, 2005, pursuant to a Common Stock Purchase Agreement entered into on May 12, 2005, the Company sold, in a private placement transaction, 49,500,000 shares of its common stock to R&R Biotech Partners, LLC and Moyo Partners, LLC (as assignee) (the "Entrust Stock Purchasers") in exchange for aggregate gross proceeds to the Company of $500,000 (the "Entrust Stock Sale"). Effective upon the closing of the Entrust Stock Sale, Arnold P. Kling joined the Company as its president and sole director and Kirk M. Warshaw joined as its chief financial officer and secretary.

Our shareholders did not receive any consideration in the Entrust Mortgage Sale, but shareholders of record on July 25, 2005, received a one time aggregate dividend from the Entrust Stock Sale of $400,000, or approximately $0.153 per share. The remaining $100,000 of the consideration paid by the Entrust Stock Purchasers was used to satisfy or reserve for the Company's liabilities and to pay the expenses related to the Entrust Stock Sale. As of August 6, 2005, the Company's headquarters was relocated to Chatham, New Jersey.

Since July 31, 2005, the Company's purpose is to serve as a vehicle to acquire an operating business and is currently considered a "shell" company inasmuch as the Company is not generating revenues, does not own an operating business, and has no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees and no material assets. Accordingly, the Company is considered to be a development stage entity beginning on August 1, 2005.

                         ENTRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - DESCRIPTION OF COMPANY (Continued):

Due to the Company's lack of financial resources and accumulated deficit, there is doubt about its ability to continue as a going concern. The Company is seeking to acquire a business and is currently considered a "blank check" company in as much as the Company is not generating revenues, does not own an operating business and has no specific business plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of the Company at no charge.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

(a) USE OF ESTIMATES:

In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

(b) STATEMENTS OF CASH FLOWS:

For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(c) EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share has not been presented separately as the effect of the common stock purchase options (140,000) outstanding, on such calculation, would have been anti-dilutive. Such securities could potentially dilute basic earnings per share in the future.

                         ENTRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(d) INCOME TAXES:

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

(e) STOCK OPTIONS:

SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"), amended FASB Statement No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," provided it discloses the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method.

                         ENTRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e) STOCK OPTIONS (Continued):

The Company accounts for stock-based awards granted to employees using the intrinsic value-based method of accounting in accordance with APB 25 and related interpretations, under which no compensation cost is recognized for stock option awards granted at fair market value. Had compensation costs of such option awards been determined under a fair value alternative method as stated in SFAS 148, the Company would have been required to prepare a fair value model for such options and record such amount in the financial statements as compensation expense. Pro forma stock-based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all such awards, are presented in the table below.

                                                        2005            2004
Net loss                                              $ (8,760)      $(216,250)
Pro forma stock-based compensation expense               4,700          16,114
                                                      --------       ---------
Pro forma net loss                                    $(13,460)      $(232,364)
                                                      ========       =========
Basic and diluted earnings per share:
As reported                                           $  (0.00)      $   (0.08)
Pro forma                                             $  (0.00)      $   (0.09)

The Company has used the Black-Scholes option pricing model in calculating the fair value of options and restricted stock awards granted. The assumptions used and the weighted-average information for years ended December 31, 2005 and 2004 are as follows:

                                                       2005       2004
Expected Yield                                         1.00%      1.00%
Risk-free interest rate                                1.12%      1.12%
Expected life in years                                 3          3
Expected volatility                                    1.27       1.27
Weighted average fair value of
options granted                                       $0.56      $0.56

Under the recently revised Financial Accounting Standards Board Statement SFAS No. 123 (R), "Share-Based Payment," the Company will apply the expense recognition provisions relating to stock options beginning in the first quarter of 2006. See "Recent Accounting Pronouncements" below for further explanation.

                         ENTRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(f) NEW ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with this pronouncement for periods beginning after December 15, 2005. As the Company currently accounts for share-based payments using the intrinsic method as allowed by APB Opinion No.25, adoption of the fair value method under SFAS 123(R) will have an impact on its results of operations. However, the extent of the impact cannot be predetermined at this time because it will depend on levels of share-based payments granted in the future.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will be adopting this pronouncement beginning in our fiscal year 2006 and do not currently believe that it will have a material impact on our financial statements.

                         ENTRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 3 - DISCONTINUED OPERATIONS:

On July 31, 2005, Entrust Mortgage, a wholly owned subsidiary, was sold in exchange for the cancellation of all obligations owed by Entrust Mortgage to the acquirer and the assumption of certain of Entrust Mortgage's third party obligations by the acquirer ("the Entrust Mortgage Sale"). Following the Entrust Mortgage Sale, we had no operations.

Effective with the filing of our Form 10-QSB for the quarter ended September 30, 2005, we have accounted for the Entrust Mortgage Sale and the related operations as discontinued operations per SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

Because the liabilities assumed by the acquirer utilized in the operation of Entrust Mortgage exceeded the assets, a net gain of $382,729 resulted from the Entrust Mortgage Sale. This gain on sale coupled with a loss for the period from the discontinued operation of $262,769 results in income from discontinued operations of $119,960 for the year ended December 31, 2005.


NOTE 4 - SHAREHOLDERS' EQUITY:

As of December 31, 2005, the Company has authorized 100 million shares of common stock, par value $.0000001 per share. There are issued and outstanding, 57,612,295 shares of common stock. All shares of common stock currently outstanding are validly issued, fully paid, and non-assessable.

The number of authorized shares was increased during the year ended December 31, 2005 from 50 million shares to the current 100 million shares. The Company's shareholders ratified and approved the amendment of the Articles of
Incorporation of the Company to increase the authorized common stock to 100 million shares at a special meeting of the shareholders which was held on July 26, 2005.

On August 5, 2005, Arnold P. Kling and R&R Biotech Partners, LLC purchased 49,500,000 shares of our common stock in exchange for aggregate gross proceeds of $500,000. Mr. Kling subsequently assigned his interests under the Purchase Agreement to Moyo Partners, LLC ("Moyo") an entity which Mr. Kling controls.

On November 1, 2005, a total of 5,500,000 shares of our common stock were authorized for issuance to three individuals who provided services to the Company. We issued 1,950,000 shares each to Arnold Kling and Kirk Warshaw for their work as the Company's president and chief financial officer, respectively and 1,600,000 shares to MBA Investors, Ltd., an affiliated company of Thomas Pierson for consulting services. Messrs. Kling's and Warshaw's services were valued at $7,800 each and Mr. Pierson's was valued at $6,400.

                         ENTRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 5 - STOCK OPTIONS AND WARRANTS:

The following  information is provided  regarding  stock options  granted by the
Company:

                                                              WEIGHTED AVERAGE
                                     SHARES SUBJECT TO       EXERCISE PRICE PER
                                    OUTSTANDING OPTIONS            SHARE
December 31, 2003                        105,000                   $1.52
Granted                                   45,000                   $0.80
Exercised/Cancelled                           --
                                        --------
December 31, 2004                        150,000                   $1.28
Granted                                       --
Cancelled                                (50,000)                  $2.00
                                        --------
December 31, 2005                        100,000                   $0.55
                                        ========

                                                                  OPTIONS
                                OPTIONS OUTSTANDING              EXERCISABLE
                                          Average Life (in
  Exercise Price            Shares            years)                Shares
$0.51                      60,000             0.60                 60,000
$0.60                      40,000             0.60                 40,000


The Company had issued warrants to purchase common stock to certain consultants of the Company. These warrants have terms ranging from two years to three years. At December 31, 2003, warrants to purchase 530,000 shares of the Company's common stock at a weighted average exercise price of $1.08 per share were outstanding. At December 31, 2003 warrants for 430,000 shares were exercisable and the balance maybe exercised according to a specific schedule. At December 31, 2004 all warrants had expired without being exercised.

                         ENTRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 6 - INCOME TAXES:

                                                                        2005
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
  Net operating loss carry forwards                                 $ 1,750,000

  Less valuation allowance                                           (1,750,000)
                                                                    -----------
                                                                    $        --
                                                                    ===========

At December 31, 2005, the Company had approximately $4,473,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2020. The benefits of these NOL's may be reduced in the future if the Company is successful in establishing a new business.


NOTE 7 - SUBSEQUENT EVENT:

On January 31, 2006, a Special Shareholders Meeting was held at which time the shareholders voted to authorize the Board of Directors to amend its Articles of Incorporation to effect a reverse stock split of its common stock, in its sole discretion, at a ratio of not less than one-for-five nor more than one-for-sixty shares at any time prior to September 20, 2006.

The shareholders also authorized an amendment to the Company's Articles of Incorporation to provide that except as otherwise provided under the Colorado Business Corporations Act (the "CBCA"), any action required or permitted under the CBCA to be taken at a shareholders' meeting may be taken by the written consent of the shareholders holding shares not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting.