Form 10QSB
period 2006-03-31
ENTRUST FINANCIAL SERVICES INC
filed 2006-05-11
CIK 1054303

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2006

[_]     TRANSITION UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NO. 0-23965

                        ENTRUST FINANCIAL SERVICES, INC.
                        --------------------------------
              (Exact name of small business issuer in its charter)

             COLORADO                                 84-1374481
     (State of incorporation)               (I.R.S. Employer File Number)


                   47 School Avenue, Chatham, New Jersey 07928
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (973) 635-4047
                                 --------------
                (Issuer's telephone number, including area code)


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

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date: There were a total of 57,612,295 shares of the issuer's common stock, par value $.0000001 per share, outstanding as of May 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                        ENTRUST FINANCIAL SERVICES, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Balance Sheets as of March 31, 2006 (unaudited)
            and December 31, 2005                                              3

          Statements of Operations Cumulative During the
            Development Stage (August 1, 2005 to March 31, 2006)
            and for the three months ended March 31, 2006
            and 2005 (unaudited)                                               4

          Statements of Cash Flows Cumulative During the
            Development Stage (August 1, 2005 to March 31, 2006)
            and for the three months ended March 31, 2006
            and 2005 (unaudited)                                               5

          Notes to the Unaudited Financial Statements                          6

Item 2.   Management's Discussion and Analysis or Plan of Operation           10

Item 3.   Controls and Procedures                                             10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   11

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         11

Item 3.   Defaults Upon Senior Securities                                     11

Item 4.   Submission of Matters to a Vote of Security Holders                 11

Item 5.   Other Information                                                   11

Item 6.   Exhibits and Reports on Form 8-K                                    11

Signatures                                                                    12

                           FORWARD-LOOKING STATEMENTS

        Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Entrust Financial Services, Inc., a Colorado corporation, and its predecessors.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                    MARCH 31, 2006  DECEMBER 31,
                                                     (UNAUDITED)        2005
                                                     -----------    -----------
                                  ASSETS
Cash                                                 $    25,018    $    34,673
                                                     -----------    -----------

TOTAL ASSETS                                         $    25,018    $    34,673
                                                     ===========    ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                     $    23,596    $    14,242
                                                     -----------    -----------

   Total liabilities                                      23,596         14,242
                                                     -----------    -----------
SHAREHOLDERS' EQUITY
Preferred stock, $.000001 par value,
  1,000,000 authorized, none issued
Common stock, $.000001 par value, 100,000,000 shares          --             --
  authorized, 57,612,295 issued and outstanding                6              6
Additional paid-in capital                             8,127,550      8,127,550
Accumulated deficit                                   (8,062,548)    (8,062,548)
Deficit accumulated during development stage             (63,586)       (44,577)
                                                     -----------    -----------
   Total shareholders' equity                              1,422         20,431
                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $    25,018    $    34,673
                                                     ===========    ===========


         See accompanying notes to the unaudited financial statements.

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                Cumulative During the    Three Months Ended
                                  Development Stage
                                  August 1, 2005 to    March 31,     March 31,
                                    March 31, 2006       2006          2005
                                       --------       -----------   -----------
REVENUES                               $     --       $        --   $        --
                                       --------       -----------   -----------
COSTS AND EXPENSES
  Compensation expense                   15,600                --            --
  Professional fees                      39,200            14,535            --
  Filing and shareholder expense          8,769             4,474            --
  Other expense                              17                --            --
                                       --------       -----------   -----------
  Total expenses                         63,586            19,009            --
                                       --------       -----------   -----------
Net loss from continuing operations     (63,586)          (19,009)           --
Loss from discontinued operations,
  net of taxes                               --                --       (30,951)
                                       --------       -----------   -----------
NET LOSS                               $(63,586)      $   (19,009)  $   (30,951)
                                       ========       ===========   ===========
Basic and Diluted Loss per share
  from Continuing Operations                          $     (0.00)  $     (0.00)
Basic and Diluted Loss per share
  from Discontinued Operations                              (0.00)        (0.01)
                                                      -----------   -----------
Basic and Diluted Loss per share                      $     (0.00)  $     (0.01)
                                                      -----------   -----------
Basic and Diluted  Weighted Average
Shares Outstanding                                     57,612,295     2,612,295
                                                      ===========   ===========


         See accompanying notes to the unaudited financial statements.

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                           CUMULATIVE
                                           DURING THE
                                          DEVELOPMENT
                                             STAGE       THREE         THREE
                                            AUGUST 1,   MONTHS        MONTHS
                                             2005 TO     ENDED         ENDED
                                            MARCH 31,  MARCH 31,     MARCH 31,
                                              2006       2006          2005
                                            --------   --------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $(63,586)  $(19,009)       (30,951)
Non-cash items:
  Depreciation and amortization                    --         --         62,519
  Provision for loan losses                        --         --         15,742
  Common stock issued for services             22,000         --
(Increase) decrease in:
  Accounts receivable                              --         --        (31,392)
  Mortgage loans held for sale                     --         --     28,652,976
  Prepaid expenses and other assets                --         --         51,326
Increase (decrease) in:
  Accounts payable                             23,596      9,354         16,680
  Accrued other expenses                           --         --       (489,087)
                                             --------   --------   ------------
    Net cash provided (used) by               (17,990)    (9,655)    28,247,813
      operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment               --         --         (1,829)
                                             --------   --------   ------------
    Net cash used by investing activities          --         --         (1,829)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments, warehouse lines of credit        --         --    (28,218,085)
  Repayment of long-term debt                      --         --       (300,000)
  Repayments, capital lease obligations            --         --        (17,003)
                                             --------   --------   ------------
    Net cash used by financing activities          --         --    (28,535,087)

DECREASE IN CASH AND CASH EQUIVALENTS         (17,990)    (9,655)      (289,103)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          43,008     34,673      1,101,155
                                             --------   --------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD
                                             $ 25,018   $ 25,018   $    812,052
                                             ========   ========   ============
SUPPLEMENTAL INFORMATION
------------------------
Cash Paid For Income Taxes                   $     --   $     --   $         --
Cash Paid For Interest                       $     --   $     --   $    575,460


         See accompanying notes to the unaudited financial statements.

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)


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

Since August 1, 2005, the Company's purpose is to serve as a vehicle to acquire an operating business and is currently considered a "shell" company inasmuch as the Company is not generating revenues, does not own an operating business, and has no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees and no material assets. Accordingly, the Company is considered to be a development stage entity beginning on August 1, 2005.

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

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)


NOTE 2 - BASIS OF PRESENTATION

The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a loss from Continuing Operations during the quarter of $19,009 and as there are no prospects of creating revenue there is substantial doubt about the Company's ability to continue operating as a going concern. The Company's present material commitments consist of professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements.

Because the sale of Entrust Mortgage met all of the requirements of paragraph 30 of Statements of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of the subsidiary were considered as Held for Sale and the results of operations for all periods prior to August 1, 2005 have been presented as discontinued operations.

The interim financial information as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2006, and results of operations and cash flows for the three months ended March 31, 2006 and 2005, as applicable, have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(b) EARNINGS (LOSS) PER SHARE:

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

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(c) NEW ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:


        FASB 155 - Accounting for Certain Hybrid Financial Instruments

        In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

        FASB 156 - Accounting for Servicing of Financial Assets

        In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY:

The number of authorized shares of the Company was increased during the year ended December 31, 2005 from 50 million shares to 100 million shares. The Company's shareholders ratified and approved the amendment of the Articles of Incorporation of the Company to increase the authorized common stock to 100 million shares at a special meeting of the shareholders which was held on July 26, 2005.

On August 5, 2005, Arnold P. Kling and R&R Biotech Partners, LLC purchased 49,500,000 shares of our common stock in exchange for aggregate gross proceeds of $500,000. Mr. Kling subsequently assigned his interests under the Purchase Agreement to Moyo Partners, LLC ("Moyo") an entity which Mr. Kling controls.

On November 1, 2005, a total of 5,500,000 shares of our common stock were authorized for issuance to three individuals who provided services to the Company. We issued 1,950,000 shares each to Arnold Kling and Kirk Warshaw for their work as the Company's president and chief financial officer, respectively and 1,600,000 shares to MBA Investors, Ltd., an affiliated company of Thomas Pierson, for consulting services. Messrs. Kling and Warshaw's services were valued at $7,800 each and Mr. Pierson's work at $6,400.

As of March 31, 2006, the Company has authorized 100 million shares of common stock, par value $.0000001 per share. There are issued and outstanding, 57,612,295 shares of common stock. All shares of common stock currently outstanding are validly issued, fully paid, and non-assessable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005 and in the Footnotes to the unaudited Financial Statements for this report, we have identified critical accounting policies and estimates for our business.

RESULTS OF CONTINUING OPERATIONS

Following is a discussion of our operations for the three months ended March 31, 2006. As discussed above we currently have no operations.

THREE MONTHS ENDED MARCH 31, 2006

Because we currently do not have nor have we ever had since the consummation of the Stock Purchase Agreement any business operations as a blank check company, we did not have any revenues during the three months ended March 31, 2006. Total expenses for the three months ended March 31, 2006 were $19,009. These expenses consisted of professional and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

Entrust does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that Entrust can engage in any public or private sales of Entrust's equity or debt securities to raise working capital. Entrust is dependent upon future loans from its present shareholders or management and there can be no assurances that its present shareholders or management will make any loans to Entrust. At March 31, 2006, Entrust had cash of $25,018 and working capital of $1,422.

Entrust's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements. In the event that Entrust engages in any merger or other combination with an operating company, it will have additional material commitments, although Entrust presently is not engaged in any material discussions regarding any merger or other combination with an operating company and cannot offer any assurances that it will engage in any merger or other combination with an operating company within the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

        (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of the President and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the President and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our President and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during our fiscal first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

       Exhibit No.        Description
       -----------        -----------

          31.1 Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2         Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2         Certification of Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ENTRUST FINANCIAL SERVICES, INC.

Dated: May 10, 2006                 /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: May 10, 2006                 /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)