Form 10QSB
period 2006-06-30
ENTRUST FINANCIAL SERVICES INC
filed 2006-07-28
CIK 1054303

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2006

[_]  TRANSITION UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NO. 0-23965

                        ENTRUST FINANCIAL SERVICES, INC.
              (Exact name of small business issuer in its charter)

            COLORADO                                     84-1374481
            --------                                     ----------
     (State of incorporation)                    (I.R.S. Employer File Number)



                   47 SCHOOL AVENUE, CHATHAM, NEW JERSEY 07928
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (973) 635-4047
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date: There were a total of 57,612,295 shares of the issuer's common stock, par value $.0000001 per share, outstanding as of July 22, 2006.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                        ENTRUST FINANCIAL SERVICES, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                                                         PAGE
PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005                             3
          Statements of Operations Cumulative During the Development Stage (August 1, 2005
          To June 30, 2006) and for the three and six months ended June 30, 2006 and 2005 (unaudited)      4
          Statements of Cash Flows Cumulative During the Development Stage (August 1, 2005 to
          June 30, 2006) and for the six months ended June 30, 2006 and 2005 (unaudited)                   5
          Notes to the Unaudited Financial Statements                                                      6
Item 2.   Management's Discussion and Analysis or Plan of Operation                                        9
Item 3.   Controls and Procedures                                                                         10
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                                                               11
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                     11
Item 3.   Defaults Upon Senior Securities                                                                 11
Item 4.   Submission of Matters to a Vote of Security Holders                                             11
Item 5.   Other Information                                                                               11
Item 6.   Exhibits and Reports on Form 8-K                                                                11
Item 6a.  Exhibit List                                                                                    13
          Exhibit 31.1 Certification of President pursuant to Sec. 302
          Exhibit 31.2 Certification of CFO pursuant to Sec. 302
          Exhibit 32.1 Certification of President pursuant to Sec. 906
          Exhibit 32.2 Certification of CFO pursuant to Sec. 906


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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                       JUNE 30, 2006     DECEMBER 31
             ASSETS                                     (UNAUDITED)         2005
             ------                                    ------------    ------------

Cash                                                        $16,704        $34,673
                                                        -----------    -----------

TOTAL ASSETS                                                $16,704        $34,673
                                                        ===========    ===========


        LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable & accrued expenses                          $7,324        $14,242
                                                        -----------    -----------

Total liabilities                                             7,324         14,242
                                                        -----------    -----------

SHAREHOLDERS' EQUITY
Preferred stock; $0.000001 par value, 1,000,000
authorized, none issued                                          --             --
Common stock, $.0000001 par value; 100,000,000 shares
authorized, 57,612,295 shares issued and outstanding              6              6
Additional Paid-in Capital                                8,142,550      8,127,550
Accumulated deficit                                      (8,062,548)    (8,062,548)
Deficit accumulated during the development period           (70,628)       (44,577)
                                                        -----------    -----------
   Total shareholders' equity                                 9,380         20,431
                                                        -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $16,704        $34,673
                                                        ===========    ===========


The accompanying notes are an integral part of these financial statements.

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Cumulative During
                                                  the Development
                                                       Stage               Three Months Ended            Six Months Ended
                                                 August 1, 2005 to              June 30,                     June 30,
                                                   June 30, 2006          2006             2005          2006           2005
                                                 -------------------    --------------------------    ---------------------------
REVENUES                                            $      --           $        --    $        --    $         --    $        --
                                                 -------------------    ----------------------------  ---------------------------
Expenses
    Compensation expense                               15,600                    --             --              --             --
    Professional fees                                  45,017                 5,817             --          20,352             --
    Filing fees                                         9,978                 1,209             --           5,683             --
    Other expenses                                         33                    16             --              16             --
                                                 -------------------    ----------------------------  ---------------------------

    Total expenses                                     70,628                 7,042             --          26,051             --
                                                 -------------------    ----------------------------  ---------------------------

Net Loss from Continuing Operations                   (70,628)               (7,042)            --         (26,051)            --

Loss from Discontinued Operations, net of taxes            --                    --       (293,096)             --       (324,046)
                                                 -------------------    ----------------------------  ---------------------------

Net Loss                                            $ (70,628)          $    (7,042)   $  (293,096)   $    (26,051)   $  (324,046)
                                                 ===================    ==========================    ===========================

Basic and Diluted Loss per share
    from Continuing Operations                                          $     (0.00)   $        --    $      (0.00)   $       --
Basic and Diluted Loss per share
    from Discontinued Operations                                        $        --    $     (0.11)   $         --    $    (0.12)

Basic and Diluted Loss per share                                        $     (0.00)   $     (0.11)   $      (0.00)   $    (0.12)

Basic and Diluted Weighted Average Shares O/S
    Shares Outstanding                                                   57,612,295      2,612,295      57,612,295     2,612,295



The accompanying notes are an integral part of these financial statements.

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                       Cumulative During
                                                                        the Development
                                                                             Stage                      Six Months Ended
                                                                       August 1, 2005 to                    June 30,
                                                                         June 30, 2006               2006               2005
                                                                   -----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $            (70,628)         $    (26,051)         $   (324,046)

Non-cash items:
   Depreciation and amortization                                                     --                    --               125,094
   Provision for loan losses                                                         --                    --               210,380
   Common stock issued for services                                              22,000                    --                    --
(Increase) decrease in:
   Accounts receivable                                                               --                    --               (36,110)
   Mortgage loans held for sale                                                      --                    --            16,294,702
   Prepaid expenses and other assets                                                 --                    --                 5,253
Increase (decrease) in:
   Accounts payable                                                               7,324                (6,918)              187,216
   Accrued other expenses                                                            --                    --              (464,958)
                                                                   -----------------------------------------------------------------

Net cash provided (used) by operating activities                                (41,304)              (32,969)           15,997,531
                                                                   -----------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment                                                     --                    --                (8,208)
Decrease in restricted cash                                                          --                    --                 2,805
                                                                   -----------------------------------------------------------------

Net cash provided (used) by investing activities                                     --                    --                (5,403)
                                                                   -----------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments, warehouse lines of credit                                            --                    --           (16,225,932)
Repayment of long-term debt                                                          --                    --              (500,000)
Proceeds form borrowings                                                             --                    --               300,000
Additional paid-in-capital contributions                                         15,000                15,000               (34,482)
                                                                   -----------------------------------------------------------------

Net cash provided (used) by financing activities                                 15,000                15,000           (16,460,414)
                                                                   -----------------------------------------------------------------

Decrease in cash                                                                (26,304)              (17,969)             (468,286)

Cash, at beginning of period                                                     43,008                34,673             1,101,155
                                                                   -----------------------------------------------------------------

Cash, at end of period                                             $             16,704          $     16,704          $    632,869
                                                                   =================================================================

SUPPLEMENTAL INFORMATION
Cash Paid for Income Taxes                                         $                 --          $         --          $         --

Cash Paid for Interest                                             $                 --          $         --          $    345,785


The accompanying notes are an integral part of these financial statements.

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (unaudited)


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

The Company's shareholders did not receive any consideration in the Entrust Mortgage Sale, but shareholders of record on July 25, 2005, received a one time aggregate dividend from the Entrust Stock Sale of $400,000, or approximately $0.153 per share. The remaining $100,000 of the consideration paid by the Entrust Stock Purchasers was used to satisfy or reserve for the Company's liabilities and to pay the expenses related to the Entrust Stock Sale. As of August 6, 2005, the Company's headquarters was relocated to Chatham, New Jersey.

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

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (unaudited)


NOTE 2 - BASIS OF PRESENTATION

The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a loss from continuing operations during the six months ended June 30, 2006 of $26,051 and as there are no prospects of creating revenue in the near term. There is substantial doubt about the Company's ability to continue operating as a going concern. The Company's present material commitments consist of professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission (the "SEC") and other regulatory requirements.

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

The interim financial information as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2006, and results of operations and cash flows for the three and six months ended June 30, 2006 and 2005, as applicable, have been made. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.


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

(b) EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share has not been presented separately as the effect of the common stock purchase options (140,000) outstanding as of June 30, 2006 and 2005, on such calculation, would have been anti-dilutive for all periods presented. Such securities could potentially dilute basic earnings per share in the future.

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (unaudited)

NOTE 4 - STOCKHOLDERS' EQUITY:

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

During the three months ended June 30, 2006, a shareholder contributed $15,000 to the Company as Additional Paid-in-Capital.

As of June 30, 2006, the Company has authorized 100 million shares of common stock, par value $.0000001 per share. There are issued and outstanding, 57,612,295 shares of common stock. All shares of common stock currently outstanding are validly issued, fully paid, and non-assessable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-QSB, including some statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as "anticipate," "estimate," "expect," "intend," "may," "will," and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. You are urged to carefully consider these factors, as well as other information contained in this Form 10-QSB and in our other periodic reports and documents filed with the Securities and Exchange Commission ("SEC").

In our Form 10-KSB filed with the SEC for the year ended December 31, 2005 and in the notes to the unaudited Financial Statements for this report, we have identified critical accounting policies and estimates for our business.

RESULTS OF CONTINUING OPERATIONS

On July 31, 2005, our mortgage brokerage business carried out by our wholly owned subsidiary Entrust Mortgage, Inc. ("Entrust Mortgage") was sold to BBSB, LLC ("BBSB") in exchange for the cancellation of all obligations owed by us and Entrust Mortgage to BBSB and the assumption of certain of our third-party obligations. On August 5, 2005, we sold in a private placement, pursuant to a Stock Purchase Agreement, 49,500,000 shares of common stock to R&R Biotech Partners, LLC and Moyo Partners, LLC in exchange for aggregate gross proceeds to us of $500,000. Simultaneously with this sale of common stock, our management changed. From the date of consummation of the Stock Purchase Agreement on August 5, 2005 to-date, we have had no operations. See note 1 to our Notes to Unaudited Financial Statements for further information related to the organization and description of our business since these two transactions.

The following is a discussion of our operations for the three and six months ended June 30, 2006 and 2005:

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

We did not have any revenues during the three and six months ended June 30, 2006 and June 30, 2005. Total expenses for the three and six months ended June 30, 2006 were $7,042 and $26,051, respectively, and none for the same periods in 2005. The expenses incurred in 2006 consisted of professional and administrative fees.

The interim results for the three and six months periods ended June 20, 2005 relate to our discontinued mortgage brokerage business.

LIQUIDITY AND CAPITAL RESOURCES

Entrust does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that Entrust can engage in any public or private sales of Entrust's equity or debt securities to raise working capital. Entrust is dependent upon future loans or capital contributions from its present shareholders or management and there can be no assurances that its present shareholders or management will make any loans or contributions to Entrust. At June 30, 2006, Entrust had cash of $16,704 and working capital of $9,380.

Entrust 's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that Entrust engages in any merger or other combination with an operating company, it will have additional material commitments, although Entrust presently is not engaged in any material discussions regarding any merger or other combination with an operating company and cannot offer any assurances that it will engage in any merger or other combination with an operating company within the next twelve months.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings, which we are a party to.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.


ITEM 6.    EXHIBITS

(a) Exhibits: see the attached Exhibit Index following the signature page.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ENTRUST FINANCIAL SERVICES, INC.

Dated: July 28, 2006                /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: July 28, 2006                /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                   Form 10-QSB
                           Quarter Ended June 30, 2006

 EXHIBIT
   NO.         DESCRIPTION
-------        -----------

31.1          Certification of President pursuant to Sec. 302


31.2          Certification of CFO pursuant to Sec. 302


32.1          Certification of President pursuant to Sec. 906


32.2          Certification of CFO pursuant to Sec. 906