Form 10QSB
period 2006-09-30
ENTRUST FINANCIAL SERVICES INC
filed 2006-11-09
CIK 1054303

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2006

[ ]     TRANSITION UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934


                           COMMISSION FILE NO. 0-23965

                        ENTRUST FINANCIAL SERVICES, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

         COLORADO                                           84-1374481
  ----------------------                           ---------------------------
 (State of incorporation)                         (I.R.S. Employer File Number)



                   47 School Avenue, Chatham, New Jersey 07928
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (973) 635-4047
                  --------------------------------------------
                (Issuer's telephone number, including area code)


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

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date: There were a total of 2,057,582 shares of the issuer's common stock, par value $.0000001 per share, outstanding as of November 9, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]     No  [X]

                        ENTRUST FINANCIAL SERVICES, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            PAGE
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements:
             Balance Sheets as of September 30, 2006 (unaudited) and
             December 31, 2005                                                3
             Statements of Operations Cumulative During the Development
             Stage (August 1, 2005 to September 30, 2006) and for the
             three and nine months ended September 30, 2006
             and 2005 (unaudited)                                             4
             Statements of Cash Flows Cumulative During the Development
             Stage (August 1, 2005 to September 30, 2006) and for the
             nine months ended September 30, 2006 and 2005 (unaudited)        5
             Notes to the Unaudited Financial Statements                      6
Item 2.    Management's Discussion and Analysis or Plan of Operation          9
Item 3.    Controls and Procedures                                           10
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings                                                 11
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       11
Item 3.    Defaults Upon Senior Securities                                   11
Item 4.    Submission of Matters to a Vote of Security Holders               11
Item 5.    Other Information                                                 11
Item 6.    Exhibits                                                          11
SIGNATURES                                                                   12
EXHIBIT INDEX                                                                13


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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:


                         ENTRUST FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                      SEPTEMBER 30, 2006   DECEMBER 31
                         ASSETS                          (UNAUDITED)          2005
                         ------                       ------------------------------------

Cash                                                      $     6,949      $    34,673
                                                          -----------      -----------

TOTAL ASSETS                                              $     6,949      $    34,673
                                                          ===========      ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Accounts Payable & accrued expenses                       $     2,339      $    14,242
                                                          -----------      -----------

Total liabilities                                               2,339           14,242
                                                          -----------      -----------

SHAREHOLDERS' EQUITY
Preferred stock; $0.000001 par value, 1,000,000
authorized, none issued                                            --               --
Common stock, $.0000001 par value; 100,000,000 shares
authorized, 2,057,582 shares issued and outstanding                 1                1
Additional paid-in capital                                  8,142,555        8,127,555
Accumulated deficit                                        (8,062,548)      (8,062,548)
Deficit accumulated during the development period             (75,398)         (44,577)
                                                          -----------      -----------
    Total shareholders' equity                                  4,610           20,431
                                                          -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $     6,949      $    34,673
                                                          ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                         ENTRUST FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Cumulative During
                                                 the Development
                                                      Stage               Three Months Ended                Nine Months Ended
                                                August 1, 2005 to            September 30,                     September 30,
                                                September 30, 2006       2006             2005             2006             2005
                                                ------------------   ----------------------------      ----------------------------

REVENUES                                            $        --      $        --      $        --      $        --      $        --
                                                    -----------      ----------------------------      ----------------------------

Expenses
    Compensation expense                                 15,600               --               --               --               --
    Professional fees                                    48,016            2,998            3,708           23,350            3,708
    Filing fees                                          11,749            1,771               --            7,455               --
    Other expenses                                           33               --               --               16               --
                                                    -----------      ----------------------------      ----------------------------

    Total expenses                                       75,398            4,769            3,708           30,821            3,708
                                                    -----------      ----------------------------      ----------------------------

Net loss from continuing operations                     (75,398)          (4,769)          (3,708)         (30,821)          (3,708)

Loss from discontinued operations, net of taxes              --               --          358,063               --           34,017
                                                    -----------      ----------------------------      ----------------------------

Net (loss) income                                   $   (75,398)     $    (4,769)     $   354,355      $   (30,821)     $    30,309
                                                    ===========      ============================      ============================

Basic and diluted loss per share
    from continuing operations                                       $     (0.00)     $     (0.00)     $     (0.01)     $     (0.01)
Basic and diluted income per share
    from discontinued operations                                            0.00             0.36             0.00             0.08
                                                                     ----------------------------      ----------------------------

Basic and diluted (loss) income per share                            $     (0.00)     $      0.36      $     (0.01)     $      0.07
                                                                     ----------------------------      ----------------------------

Basic and diluted weighted average
    shares outstanding                                                 2,057,582          980,707        2,057,582          450,350
                                                                     ==============================================================


   The accompanying notes are an integral part of these financial statements.

                         ENTRUST FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Cumulative During
                                                     the Development
                                                          Stage                Nine Months Ended
                                                    August 1, 2005 to            September 30,
                                                   September 30, 2006       2006              2005
                                                   ------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                     $    (75,398)     $    (30,821)     $     30,309

Non-cash items:
    Common stock issued for services                        22,000                --                --
(Increase) decrease in:
    Accounts receivable                                         --                --            54,796
    Mortgage loans held for sale                                --                --        42,618,137
    Prepaid expenses and other assets                           --                --         1,636,437
Increase (decrease) in:
    Accounts payable and accrued expenses                    2,339           (11,903)         (118,742)
    Accrued other expenses                                      --                --          (876,139)
                                                      ------------------------------------------------

Net cash provided (used) by operating activities           (51,059)          (42,724)       43,344,798
                                                      ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property & equipment                                    --                --           409,107
Decrease in restricted cash                                     --                --             2,805
                                                      ------------------------------------------------

Net cash provided by investing activities                       --                --           411,912
                                                      ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments, warehouse lines of credit                       --                --       (41,662,386)
Repayment of long-term debt                                     --                --        (3,120,139)
Proceeds from sale of stock                                     --                --           500,000
Payment of dividend                                             --                --          (400,000)
Repayments, capital lease obligations                           --                --          (134,540)
Additional paid-in-capital contributions                    15,000            15,000                --
                                                      ------------------------------------------------

Net cash provided (used)  by financing activities           15,000            15,000       (44,817,065)
                                                      ------------------------------------------------

Decrease in cash                                           (36,059)          (27,724)       (1,060,355)

Cash, at beginning of period                                43,008            34,673         1,101,155
                                                      ------------------------------------------------

Cash, at end of period                                $      6,949      $      6,949      $     40,800
                                                      ================================================

SUPPLEMENTAL INFORMATION
------------------------
Cash Paid for Income Taxes                            $         --      $         --      $         --

Cash Paid for Interest                                $         --      $         --      $  1,096,182


   The accompanying notes are an integral part of these financial statements.

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (unaudited)


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

Effective September 18, 2006, the Company completed a one-for twenty eight reverse split of its issued and outstanding shares of Common Stock. As a result, the number of issued and outstanding shares of Common Stock was reduced from 57,612,295 to 2,057,582 shares. Unless otherwise stated, all share and per share information in these unaudited financial statements is presented as if the reverse split took place at the beginning of all periods presented.

On August 5, 2005, pursuant to a Common Stock Purchase Agreement entered into on May 12, 2005, the Company sold, in a private placement transaction, 1,767,857 shares (49,500,000 pre-reverse split shares) of its common stock to R&R Biotech Partners, LLC and Moyo Partners, LLC (as assignee) (the "Entrust Stock Purchasers") in exchange for aggregate gross proceeds to the Company of $500,000 (the "Entrust Stock Sale"). Effective upon the closing of the Entrust Stock Sale, Arnold P. Kling joined the Company as its president and sole director and Kirk M. Warshaw joined as its chief financial officer and secretary.

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

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (unaudited)


NOTE 2 - BASIS OF PRESENTATION

The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a loss from continuing operations during the nine months ended September 30, 2006 of $30,821 and there are no prospects of it generating revenue in the near term. There is substantial doubt about the Company's ability to continue operating as a going concern. The Company's present material commitments consist of professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission (the "SEC") and other regulatory requirements.

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

The interim financial information as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2006, and results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.


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

(b) EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share has not been presented separately as the effect of the common stock purchase options (140,000) outstanding as of September 30, 2006 and 2005, on such calculation, would have been anti-dilutive for all periods presented. Such securities could potentially dilute basic earnings per share in the future.

                        ENTRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (unaudited)

NOTE 4 - STOCKHOLDERS' EQUITY

On July 26, 2005, at a special meeting of the shareholders, the Company's shareholders ratified and approved the amendment of the Articles of Incorporation of the Company to increase the authorized shares of common stock ("Common Stock") from 50,000,000 to 100,000,000 shares.

On August 5, 2005, Arnold P. Kling and R&R Biotech Partners, LLC purchased 1,767,857 shares (49,500,000 pre-reverse split shares) of our Common Stock in exchange for aggregate gross proceeds of $500,000. Mr. Kling subsequently assigned his interests under the Purchase Agreement to Moyo Partners, LLC ("Moyo") an entity which Mr. Kling controls.

On November 1, 2005, a total of 196,429 shares (5,500,000 pre-reverse split shares) of our Common Stock were authorized for issuance to three individuals who provided services to the Company. We issued 69,643 shares (1,950,000 pre-reverse split shares) to each of Arnold Kling and Kirk Warshaw for their services as the Company's president and chief financial officer, respectively, and 57,143 shares (1,600,000 pre-reverse split shares) to MBA Investors, Ltd., an affiliated company of Thomas Pierson, a consultant, for services rendered. Messrs. Kling and Warshaw's services were valued at $7,800 each and Mr. Pierson's services at $6,400.

During the three months ended June 30, 2006, a shareholder contributed $15,000 to the Company as Additional Paid-in-Capital.

On September 18, 2006, the Company effected a one-for-twenty eight reverse split of its issued and outstanding shares of Common Stock. As a result, as of that date, the number of issued and outstanding shares of Common Stock was reduced from 57,612,295 to 2,057,582 shares. As of September 30, 2006, the Company had 100,000,000 shares of Common Stock authorized of which 2,057,582 shares of Common Stock were issued and outstanding.

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

In our Form 10-KSB filed with the SEC for the year ended December 31, 2005 and in the notes to the unaudited Financial Statements in this report, we have identified critical accounting policies and estimates for our business.

RESULTS OF CONTINUING OPERATIONS

On July 31, 2005, our mortgage brokerage business carried out by our wholly owned subsidiary Entrust Mortgage, Inc. ("Entrust Mortgage"), was sold to BBSB, LLC ("BBSB") in exchange for the cancellation of all obligations owed by us and Entrust Mortgage to BBSB and the assumption of certain of our third-party obligations. On August 5, 2005, we sold in a private placement, pursuant to a Stock Purchase Agreement, 1,767,857 shares (49,500,000 pre-reverse split shares) of common stock to R&R Biotech Partners, LLC and Moyo Partners, LLC in exchange for aggregate gross proceeds to us of $500,000. Simultaneously with this sale of common stock, our management changed. From the date of consummation of the Stock Purchase Agreement on August 5, 2005 to-date, we have had no operations. See note 1 to our Notes to Unaudited Financial Statements for further information related to the organization and description of our business since these two transactions.

The following is a discussion of our operations for the three and nine months ended September 30, 2006 and 2005:

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

We did not have any revenues during the three and nine months ended September 30, 2006 and September 30, 2005, respectively. Total expenses for the three and nine months ended September 30, 2006 were $4,769 and $30,821, respectively, and $3,708 for the same periods in 2005. The expenses incurred in 2006 consisted primarily of professional and administrative fees.

The interim results for the three and nine months periods ended September 30, 2005 relate to our discontinued mortgage brokerage business.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, Entrust did not have any revenues from operations. Absent a merger or other combination with an operating company Entrust does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that Entrust can engage in any public or private sales of Entrust's equity or debt securities to raise working capital. Entrust is dependent upon future loans or capital contributions from its present shareholders and/or management and there can be no assurances that its present shareholders or management will make any loans or capital contributions to Entrust. At September 30, 2006, Entrust had cash of $6,949 and working capital of $4,610.

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

ITEM 3.   CONTROLS AND PROCEDURES


(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings, which we are a party.


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

                                    ENTRUST FINANCIAL SERVICES, INC.

Dated: November 9, 2006             /s/ Arnold P. Kling
                                    -------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: November 9, 2006             /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                   Form 10-QSB
                        Quarter Ended September 30, 2006

EXHIBIT
   NO.                  DESCRIPTION
-----------------------------------


3.1     Articles of Amendment of the Articles of Incorporation

31.1 Certification of President pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of President pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002