Form 10KSB
period 2006-12-31
ENTRUST FINANCIAL SERVICES INC
filed 2007-02-07
CIK 1054303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                           Commission File No. 0-23965

                        ENTHRUST FINANCIAL SERVICES, INC.
                                ----------------
                 (Name of Small Business Issuer in its Charter)

             Delaware                                       84-1374481
   ------------------------------                 ------------------------------
   State or other jurisdiction of                 I.R.S. Employer Identification
   incorporation or organization                               Number

        47 School Avenue
       Chatham, New Jersey                                     07928
 ------------------------------------                       ------------
Address of principal executive office                          Zip Code

                    Issuer's telephone number: (973) 635-4047

                        ENTRUST FINANCIAL SERVICES, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT

                                      NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT

                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (Title of Class)

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. | |

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    |X|

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).                 Yes |X| No | |

         For the year ended December 31, 2006, the issuer had no revenues.

         As of February 5, 2007, 2,057,771 shares of the issuer's common stock were outstanding. The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer (based upon the closing price on the Nasdaq OTC Bulletin Board of $0.51 on February 5, 2007) was approximately $76,821.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

    Transitional Small Business Disclosure Format (Check One): Yes | | No |X|

                        ENTHRUST FINANCIAL SERVICES, INC.

                                   FORM 10-KSB

PART I
   Item 1.     Business...................................................................................2
   Item 2.     Properties................................................................................10
   Item 3.     Legal Proceedings.........................................................................11
   Item 4.     Submission of Matters to a Vote of Security Holders.......................................11
PART II
   Item 5.     Market for Common Equity and Related Stockholder Matters..................................11
   Item 6.     Plan of Operation.........................................................................12
   Item 7.     Financial Statements......................................................................14
   Item 8.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................................14
   Item 8A.    Controls And Procedures...................................................................15
   Item 8B.    Other Information.........................................................................15

PART III
   Item 9.     Directors, Executive Officers, Promoters, Control Persons and Corporate
               Governance; Compliance With Section 16(a) of the Exchange Act.............................15
   Item 10.    Executive Compensation....................................................................17
   Item 11.    Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters...............................................................17
   Item 12.    Certain Relationships and Related Transactions, and Director Independence.................18
   Item 13.    Exhibits..................................................................................19
   Item 14.    Principal Accountant Fees and Services....................................................19

                      FORWARD LOOKING STATEMENT INFORMATION
CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE "FORWARD-LOOKING STATEMENTS" REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. OUR PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT OUR ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN PARTICULARLY IN VIEW OF THE CURRENT STATE OF OUR OPERATIONS, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A STATEMENT BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH HEREIN UNDER THE HEADINGS "BUSINESS," "PLAN OF OPERATION" AND "RISK FACTORS". WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

                                     PART I

ITEM 1. BUSINESS.

We were organized on November 8, 1996 under the laws of the State of Colorado initially as "Centennial Banc Share Corporation". We subsequently changed our name to "Entrust Financial Services, Inc." on April 6, 2001 ("Entrust Colorado"). On December 4, 2006, Entrust Colorado's Board of Directors approved the merger of Entrust Colorado with and into Enthrust Financial Services, Inc. ("EFS" or the "Company"), a corporation organized on December 20, 2006 under the laws of the State of Delaware solely for the purpose of the merger.

Effective January 11, 2007, Entrust Colorado was merged with and into EFS which became the surviving corporation (the "Delaware Merger"). Every issued and outstanding share of Entrust Colorado common stock was automatically exchanged into one share of EFS common stock and our current authorized capital structure consists of 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of blank check preferred stock, par value $0.001 per share. In conjunction with the Delaware Merger, our name changed to Enthrust Financial Services, Inc.

Effective September 18, 2006, Entrust Colorado completed a one-for twenty eight reverse split of its issued and outstanding shares of common stock. As a result, the number of issued and outstanding shares of Entrust Colorado common stock was reduced from 57,612,295 to 2,057,771 shares (the "Reverse Split"). Unless otherwise stated, all share and per share information in the financial statements and description below is presented as if the Reverse Split and Delaware Merger took place at the beginning of all periods presented.

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

The Company's stockholders did not receive any consideration in the Entrust Mortgage Sale, but stockholders of record on July 25, 2005, received a one time aggregate dividend from the Entrust Stock Sale (as described below) of $400,000, or approximately $0.153 per share (pre-split) The remaining $100,000 of the consideration paid by the Entrust Stock Purchasers (as described below) was used to satisfy or reserve for the Company's liabilities and to pay the expenses related to the Entrust Stock Sale. As of August 6, 2005, the Company's headquarters was relocated to Chatham, New Jersey.

Following the Entrust Mortgage Sale, we had no operations. Since August 1, 2005, the Company's purpose has been to serve as a vehicle to acquire an operating business and is currently considered a "shell" company inasmuch as the Company is not generating revenues, does not own an operating business, and has no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees and no material assets.

On August 5, 2005, pursuant to a Common Stock Purchase Agreement entered into on May 12, 2005, the Company sold, in a private placement transaction, 1,767,858 shares of its common stock to R&R Biotech Partners, LLC and Moyo Partners, LLC (the "Entrust Stock Purchasers") in exchange for aggregate gross proceeds to the Company of $500,000 (the "Entrust Stock Sale"). Effective upon the closing of the Entrust Stock Sale, Arnold P. Kling joined the Company as its president and sole director and Kirk M. Warshaw joined the Company as its chief financial officer and secretary.

Because of the foregoing circumstances, all of our activities that occurred prior to July 31, 2005 have been accounted for as Discontinued Operations. As such, all of the prior activity has been shown in our financial statements as one line item that is labeled "Income (Loss) from Discontinued Operations, net of taxes." Our activities since July 31, 2005 are shown in the income statement under the section labeled "Loss from Continuing Operations." These amounts are for expenses incurred since July 31, 2005 and are of the nature we expect to incur in the future, whereas the Income (loss) from Discontinued Operations are from activities we are no longer engaged in.

We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

As a result of our limited resources, unless and until additional financing is obtained we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we do not expect to have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our two officers are only required to devote a small portion of their time (less than 10%) to our affairs, and on a part-time or as-needed basis. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. We expect to use outside consultants, advisors, attorneys and accountants as necessary. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

-        equity interest retained by our stockholders in the merged entity;

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

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, our officers and affiliates.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to our company, the target business and our stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to our company, the target business, and our stockholders.

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

Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

EMPLOYEES

We have no employees since August 2005.




                                  RISK FACTORS

WE HAVE NO OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since August 2005, we have had no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another company. Our president, Arnold Kling, was appointed in August 2005 and has had limited time to evaluate merger prospects and, accordingly, only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited to meeting regulatory requirements and searching for a Merger Target.


WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN; OUR AUDITORS HAVE EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE BUSINESS AS A GOING CONCERN.

We have limited resources, no revenues from operations since the Entrust Stock Sale and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, as of December 31, 2006 we had negative working capital and do not expect to achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2006, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, stockholders may lose their entire investment in our common stock.

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

WE DEPEND SUBSTANTIALLY UPON A SINGLE EXECUTIVE OFFICER AND DIRECTOR TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president and sole director, Arnold Kling. Notwithstanding the importance of Mr. Kling, we have not entered into any employment agreement or other understanding with Mr. Kling concerning compensation or obtained any "key man" life insurance on his life. The loss of the services of Mr. Kling will have a material adverse effect on our business objectives and prospects for success. We will rely upon the expertise of Mr. Kling to effect a merger or business combination and do not anticipate that we will hire additional personnel for that purpose.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Mr. Kling and Mr. Warshaw, our officers and sole director, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholder are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC, a registered broker-dealer and affiliate of our majority stockholder, may act as investment banker, placement agent or financial consultant to us or as an acquisition target in connection with a potential business combination transaction and may receive a fee for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw, LLC and our stockholders will not develop.

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

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our charter authorized the issuance of 100,000,000 shares of common stock. There are currently 97,942,229 authorized but unissued shares of common stock available for issuance. To the extent that additional shares of our common stock are issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING STOCKHOLDER.

R&R Biotech Partners, LLC beneficially owns approximately 69% of the outstanding shares of our common stock. As a result, this stockholder is able to exercise significant control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The U.S. Securities and Exchange Commission ("SEC") has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our common stock is not now quoted on a national exchange but is traded on Nasdaq's OTC Bulletin Board ("OTCBB"). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our common stock in the secondary market.

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our common stock is quoted on the OTCBB, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or the Nasdaq Capital Market). There is uncertainty that our common stock will ever be accepted for a listing on an automated quotation system or a securities exchange.

There is currently a limited volume of trading in our common stock, and on many days there has been no trading activity at all. The purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

ITEM 2. PROPERTIES.

Since August 6, 2005, our principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by an affiliated company of Kirk Warshaw, our chief financial officer and secretary. We occupy our principal offices on a month to month basis for no rent. We do not own or intend to invest in any real property.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Reference is made to the Current Report on Form 8-K that we filed with the SEC on January 22, 2007, which we incorporate herein by reference, for the information responsive to this Item 4.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL MARKET OR MARKETS

Our common stock is traded on Nasdaq's Over-The-Counter Bulletin Board ("OTCBB") market under the symbol "EFSV". The following table sets forth, for the periods indicated and as reported on the OTCBB, the high and low bid prices for our common stock. The quotations reflect inter-dealer prices without retail mark-up or commission and may not represent actual transactions.


                                         BID PRICE
                                   HIGH              LOW
                                   ----              ---
           2006
           ----
First Quarter                     $6.33             $1.67
Second Quarter                    $6.00             $3.33
Third Quarter*                    $3.67             $0.51
Fourth Quarter                    $1.01             $0.51

           2005
           ----
First Quarter                    $22.40             $1.40
Second Quarter                    $9.52             $2.52
Third Quarter                     $7.56             $3.08
Fourth Quarter                    $3.64             $1.68
---------------------

*A 1 for 28 reverse-split was effected on September 18, 2006 (the "Reverse Split"). All prices prior to the Reverse Split have been adjusted as if the Reverse Split had occurred at the beginning of the first quarter of 2005.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of January 30, 2007, we had a total of 2,057,771 shares of common stock issued and outstanding. The number of holders of record of our common stock at that date was 252.

DIVIDENDS

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. Other than the special dividend paid to stockholders of record on July 25, 2005 in connection with the Entrust Mortgage Sale, no dividends were declared or paid during the periods reported herein, nor do we anticipate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

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

GENERAL

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring to become a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

  (i) filing reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"); and
  (ii) consummating a transaction with a Merger Target.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

Since the Entrust Stock Sale we have not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2006 we had cash on hand of $16,867. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund expenses incurred in excess of our cash.

EQUIPMENT AND EMPLOYEES

As of December 31, 2006, we have no operating business, no equipment, or employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

CONTINUING OPERATIONAL EXPENSES FOR THE DEVELOPMENT STAGE PERIOD FROM AUGUST 1, 2005 TO DECEMBER 31, 2006 AND THE YEARS ENDED DECEMBER 31, 2006 AND 2005

As noted, all activity associated with Entrust Mortgage and its sale which occurred prior to July 31, 2005 has been accounted for as Discontinued Operations and, as such, is not evaluated in this report as it has little relevance to our future operations.

The operating expenses of $56,798 for the year ended December 31, 2006 and the cumulative operating expenses of $101,375 for the developmental period from August 1, 2005 to December 31, 2006 (the "Development Period") resulted primarily from accounting/auditing, legal and general administrative expenses.

Operating expenses from continuing activities for the year ended December 31, 2006 were $56,798 as compared to $130,520 for the year ended December 31, 2005. These expenses consist primarily of the legal, accounting, general administrative and filing related expenses incurred to prepare and file with the SEC the reports required of us by the Exchange Act and are of a continuing and recurring nature.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had current assets totaling $16,687 in cash and a working capital deficit of $6,867.

Net cash used in our continuing operating activities during the development period from August 1, 2005 to December 31, 2006 was $55,641. During the years ended December 31, 2005 and 2006, we had no revenues. As a result, cash on hand decreased by $26,141 during the developmental period ended December 31, 2006 to $16,867.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We had a working capital deficit at year end and do not expect to achieve any revenues (other than insignificant investment income) until the consummation of a merger and we cannot ascertain our capital requirements until such time. As such, there is doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS.

     See the index to Financial Statements below, beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 4, 2006, we dismissed Richey May & Co., LLP ("Richey May") as our independent registered accountant and engaged Lazar Levine & Felix LLP. There were no disagreements, adverse opinions or disclaimer of opinion by Richey May at the time of the change.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Management, with the participation of our president and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information concerning our officers and sole director as of January 30, 2007:

NAME                    AGE   TITLE
-------                -----  ------
Arnold P. Kling        48     President and sole director
Kirk M. Warshaw        48     Chief financial officer and secretary

ARNOLD P. KLING. Mr. Kling has served as a director and our president since August, 2005. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a director and president of Twin Lakes Delaware, Inc., R&R Acquisition III, Inc., R&R Acquisition V, Inc., R&R Acquisition VI, Inc., R&R Acquisition VII, Inc. and R&R Acquisition VIII, Inc., R&R Acquisition, Inc., IX, and R&R Acquisition, Inc., X, (each a publicly reporting, non-trading company), and 24 Holdings, Inc. (OTCBB:TWFH).

KIRK M. WARSHAW. Mr. Warshaw has served as our chief financial officer and secretary since August, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the chief financial officer of Twin Lakes Delaware, Inc. R&R Acquisition III, Inc., R&R Acquisition V, Inc., R&R Acquisition VI, Inc., R&R Acquisition VII, Inc., R&R Acquisition VIII, Inc., R&R Acquisition, Inc., IX, and R&R Acquisition, Inc., X, (each a publicly reporting, non-trading company), the chief financial officer and a Director of 24 Holdings, Inc. (OTCBB:TWFH), a director of Empire Financial Holding Company (AMEX:EFH), and a director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

COMPENSATION AND AUDIT COMMITTEES

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ending December 31, 2006 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

CODE OF ETHICS

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

Arnold Kling and Kirk Warshaw are our sole officers and Arnold Kling is our sole director. Neither receives any regular compensation for their services rendered on our behalf. Since the Entrust Stock Sale we have paid no cash compensation to our officers or directors. On November 1, 2005, our Board of Directors authorized the issuance of 69,643 shares of our common stock to each of Mr. Kling and Mr. Warshaw for services they provided to us. Each stock grant was determined to be worth $7,800 and the expense was recognized in the 2005 financial statements. Neither Mr. Kling nor Mr. Warshaw received any compensation during the year ended December 31, 2006. No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to any of our officers and directors or any entity with which an officer or director is affiliated. We do not have any incentive or stock option plan in effect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of January 30, 2007 regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange
Act) known by us to own 5% or more of our common stock, and all officers and directors as a group.


                                                        Amount and Nature of             Percentage of
Name (1)                                                Beneficial Ownership (1)         Shares Owned
--------                                                ------------------------         -------------
R&R Biotech Partners, LLC                               1,414,286                        68.7%
1270 Avenue of the Americas - 16th Floor
New York, NY 10020
Attention: Thomas Pinou, CFO

Moyo Partners, LLC (2)                                  353,571                          17.2%
c/o Arnold P. Kling
712 Fifth Avenue - 11th Floor
New York, NY 10019

Arnold P. Kling (3)                                     423,214                          20.6%
712 Fifth Avenue - 11th Floor
New York, NY 10019

Kirk M. Warshaw (4)                                     69,643                           3.4%
47 School Avenue
Chatham, NJ 07928

All Officers and Directors as a Group                   492,857                          24.0%
(2 persons)

----------------------------

(1) Unless otherwise indicated, the company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days from January 30, 2007 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2) Arnold P. Kling, our president and our sole director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(3)      Includes all the shares held by Moyo Partners, LLC.

(4)      Mr. Warshaw is our chief financial officer and secretary.

We currently do not maintain any equity compensation plans.

ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
           INDEPENDENCE.

None.

ITEM 13.  EXHIBITS.

           EXHIBIT
             NO.                          DESCRIPTION
             ---                          -----------

             2.1 Agreement and Plan of Merger between Entrust Financial Services, Inc. and Enthrust Financial Services, Inc.(1)

             2.2 Statement of Merger filed with the Colorado Secretary of State(1)

             2.3 Certificate of Merger filed with the Delaware Secretary of State(1)

             3.1       Certificate  of  Incorporation   of  Enthrust   Financial
                       Services, Inc.(1)

             3.2       Bylaws of Enthrust Financial Services, Inc.(1)

            31.1 Certification of the President pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

            31.2       Certification of the Chief Financial  Officer pursuant to
                       section 302 of the Sarbanes-Oxley Act of 2002*

            32.1 Certification of the President pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

            32.2       Certification of the Chief Financial  Officer pursuant to
                       section 906 of the Sarbanes-Oxley Act of 2002*

-------
*    Filed with this report

(1) Filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2007 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

We paid audit and financial statement review fees totaling $8,000 and $5,000, respectively to Lazar Levine & Felix LLP, our independent registered public accounting firm for the years ended December 31, 2006 and 2005, respectively.

AUDIT-RELATED FEES

None.

TAX FEES

We paid tax preparation fees totaling $1,000 to Lazar Levine & Felix LLP, our current independent registered public accounting firm for each of the years ended December 31, 2006 and 2005, respectively.

ALL OTHER FEES

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ENTHRUST FINANCIAL SERVICES, INC.

Date: February 7, 2007


                                    By: /s/ Arnold P. Kling
                                    -----------------------
                                    Arnold P. Kling, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 7, 2007


                                    By: /s/ Arnold P. Kling
                                    -----------------------
                                    Arnold P. Kling, President, Sole Director
                                    (Principal Executive Officer)



Date: February 7, 2007


                                    By: /s/ Kirk M. Warshaw
                                    ------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                        ENTHRUST FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

INDEX

Report of Independent Registered Public Accounting Firm                     F-2.

Financial Statements:

Balance Sheets as of December 31, 2006 and 2005                             F-3.

Statements of Operations for the Development Stage Period (August 1,
2005 to December 31, 2006) and the Years Ended December 31, 2006 and
2005
                                                                            F-4.

Statement of  Stockholders' Equity (Deficit)for the Years Ended December
31, 2006 and  2005, including the Development Stage Period (August 1,
2005 to December 31, 2006)
                                                                            F-5.

Statements of Cash Flows for the Development Stage (August 1, 2005
to December 31, 2006) and the Years Ended December 31, 2006 and 2005        F-6.

Notes to Financial Statements                                               F-7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Enthrust Financial Services, Inc.
Chatham, New Jersey

We have audited the accompanying balance sheets of Enthrust Financial Services, Inc. (a development stage company and formerly known as Entrust Financial Services, Inc.), as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and the statements of operations, stockholders' equity (deficit), and cash flows for the development stage period August 1, 2005 to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Enthrust Financial Services, Inc. (a development stage company) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the development stage period August 1, 2005 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been in the development stage since inception. The Company's lack of financial resources and liquidity raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                           /s/LAZAR LEVINE & FELIX LLP
                           ---------------------------
                            LAZAR LEVINE & FELIX LLP
New York, New York
February 2, 2007

                        ENTHRUST FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                     DECEMBER 31    DECEMBER 31
                             ASSETS                     2006            2005
                                                     --------------------------

Cash                                                 $    16,867    $    34,673
                                                     -----------    -----------

TOTAL ASSETS                                         $    16,867    $    34,673
                                                     ===========    ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY
                  (DEFICIT)

Accounts Payable & accrued expenses                  $    23,734    $    14,242
                                                     -----------    -----------

Total liabilities                                         23,734         14,242
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 1,000,000
authorized, none issued                                       --             --
Common stock, $.001 par value; 100,000,000 shares
authorized, 2,057,771 shares issued and outstanding        2,058          2,058
Additional paid-in capital                             8,154,998      8,125,498
Accumulated deficit                                   (8,062,548)    (8,062,548)
Deficit accumulated during the development period       (101,375)       (44,577)
                                                     -----------    -----------
   Total stockholders' equity (deficit)                   (6,867)        20,431
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                     $    16,867    $    34,673
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        ENTHRUST FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                      Cumulative During
                                                       the Development
                                                            Stage                     Year Ended
                                                      August 1, 2005 to              December 31,
                                                      December 31, 2006         2006            2005
                                                      -----------------      ---------------------------
REVENUES                                                 $        --         $        --     $        --
                                                         -----------         ---------------------------

Expenses

   Compensation expense                                       15,600                  --          15,600
   Professional fees                                          71,029              46,364          91,192
   Filing and stockholder expense                             14,218               9,923          23,711
   Other expenses                                                528                 511              17
                                                         -----------         ---------------------------


   Total expenses                                            101,375              56,798         130,520
                                                         -----------         ---------------------------


Net loss from continuing operations                         (101,375)            (56,798)       (130,520)


Income from discontinued operations, net of taxes                 --                  --         119,960
                                                         -----------         ---------------------------

Net loss                                                 $  (101,375)        $   (56,798)    $   (10,560)
                                                         ===========         ===========================

Basic and diluted loss per share
   from continuing operations                                                $     (0.03)    $     (0.16)
Basic and diluted earnings per share
   from discontinued operations                                              $        --     $      0.15
                                                                             ---------------------------

Basic and diluted loss per share                                             $     (0.03)    $     (0.01)
                                                                             ---------------------------

Basic and diluted weighted average
   shares outstanding                                                          2,057,771         803,461
                                                                             ===========================


   The accompanying notes are an integral part of these financial statements.

                        ENTHRUST FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                        Deficit
                                                                                                      Accumulated
                                                     Common Stock           Additional    Retained     During the        Total
                                           -------------------------------   Paid-in      Earnings     Development    Stockholders'
                                                  Shares        Amount       Capital      (Deficit)       Stage        Deficiency
                                           -----------------------------------------------------------------------------------------
Balance at December 31, 2004                        93,484   $        94   $ 7,605,462   $(7,696,565)   $        --    $   (91,009)


Sale of common stock for cash                    1,767,858         1,768       498,232                                     500,000


Dividend paid                                           --            --            --      (400,000)            --       (400,000)

Issuance of compensatory shares for fair
   value of services                               196,429           196        21,804            --             --         22,000


Net loss for year ended December 31, 2005               --            --            --        34,017        (44,577)       (10,560)
                                           -----------------------------------------------------------------------------------------


Balance at December 31, 2005                     2,057,771         2,058     8,125,498    (8,062,548)       (44,577)        20,431


Additional paid-in-capital contributions                --            --        29,500            --                        29,500


Net loss for year ended December 31, 2006               --            --            --            --        (56,798)       (56,798)
                                           -----------------------------------------------------------------------------------------


Balance at December 31, 2006                     2,057,771   $     2,058   $ 8,154,998   $(8,062,548)   $  (101,375)   $    (6,867)
                                           =========================================================================================


   The accompanying notes are an integral part of these financial statements.

                        ENTHRUST FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                       Cumulative During
                                                                       the Development
                                                                             Stage                           Year Ended
                                                                       August 1, 2005 to                    December 31,
                                                                       December 31, 2006               2006               2005
                                                                   ----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $   (101,375)          $    (56,798)          $    (10,560)
Adjustments to reconcile net loss to net cash (used)
   provided by operating activities:
   Gain on sale of discontinued operations                                         --                     --               (382,729)
   Depreciation                                                                    --                     --                146,177
   Compensatory shares                                                         22,000                     --                 22,000
(Increase) decrease in:
   Accounts receivable                                                             --                     --                (37,287)
   Mortgage loans held for sale                                                    --                     --             19,613,277
   Prepaid expenses and other assets                                               --                     --                 (9,828)
Increase (decrease) in:
   Accounts payable and accrued expenses                                       23,734                  9,492                     --
   Accrued other expenses                                                          --                     --               (157,494)
                                                                   -----------------------------------------------------------------

Net cash (used) provided by operating activities                              (55,641)               (47,306)            19,183,556
                                                                   -----------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property & equipment                                                       --                     --                (16,050)
Decrease in restricted cash                                                        --                     --                  2,805
                                                                   -----------------------------------------------------------------

Net cash used by investing activities                                              --                     --                (13,245)
                                                                   -----------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments, warehouse lines of credit                                          --                     --            (19,534,785)
Repayment of long-term debt                                                        --                     --               (761,570)
Proceeds from sale of stock                                                        --                     --                500,000
Payment of dividend                                                                --                     --               (400,000)
Repayments, capital lease obligations                                              --                     --                (40,438)
Additional paid-in-capital contributions                                       29,500                 29,500                     --
                                                                   -----------------------------------------------------------------

Net cash provided (used)  by financing activities                              29,500                 29,500            (20,236,793)
                                                                   -----------------------------------------------------------------


Decrease in cash                                                              (26,141)               (17,806)            (1,066,482)

Cash, at beginning of period                                                   43,008                 34,673              1,101,155
                                                                   -----------------------------------------------------------------

Cash, at end of period                                                   $     16,867           $     16,867           $     34,673
                                                                   =================================================================

SUPPLEMENTAL INFORMATION

Cash Paid for Income Taxes                                               $         --           $         --           $         --

Cash Paid for Interest                                                   $         --           $         --           $         --


   The accompanying notes are an integral part of these financial statements.

                        ENTHRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - DESCRIPTION OF COMPANY:

We were organized on November 8, 1996 under the laws of the State of Colorado initially as "Centennial Banc Share Corporation". We subsequently changed our name to "Entrust Financial Services, Inc." on April 6, 2001 ("Entrust Colorado"). On December 4, 2006, Entrust Colorado's Board of Directors approved the merger of Entrust Colorado with and into Enthrust Financial Services, Inc. ("EFS" or the "Company"), a corporation organized on December 20, 2006 under the laws of the State of Delaware solely for the purpose of the merger.

Effective January 11, 2007, Entrust Colorado was merged with and into EFS which became the surviving corporation (the "Delaware Merger"). Every issued and outstanding share of Entrust Colorado common stock was automatically exchanged into one share of EFS common stock and our current authorized capital structure consists of 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of blank check preferred stock, par value $0.001 per share. In conjunction with the Delaware Merger, our name changed to Enthrust Financial Services, Inc.

Effective September 18, 2006, Entrust Colorado completed a one-for twenty eight reverse split of its issued and outstanding shares of common stock. As a result, the number of issued and outstanding shares of Entrust Colorado common stock was reduced from 57,612,295 to 2,057,771 shares (the "Reverse Split").

Unless otherwise stated, all share and per share information in the financial statements and description below is presented as if the Reverse Split and Delaware Merger took place at the beginning of all periods presented.

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

The Company's stockholders did not receive any consideration in the Entrust Mortgage Sale, but stockholders of record on July 25, 2005, received a one time aggregate dividend from the Entrust Stock Sale (as described below) of $400,000, or approximately $0.153 per share (pre-split) The remaining $100,000 of the consideration paid by the Entrust Stock Purchasers (as described below) was used to satisfy or reserve for the Company's

                        ENTHRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - DESCRIPTION OF COMPANY (Continued):

liabilities and to pay the expenses related to the Entrust Stock Sale. As of August 6, 2005, the Company's headquarters was relocated to Chatham, New Jersey.

Following the Entrust Mortgage Sale, we had no operations. Since August 1, 2005, the Company's purpose has been to serve as a vehicle to acquire an operating business and is currently considered a "shell" company inasmuch as the Company is not generating revenues, does not own an operating business, and has no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees and no material assets.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Outlined below are those policies considered particularly significant.

(a) USE OF ESTIMATES:

In preparing financial statements in accordance with GAAP, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

                        ENTHRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

(e) STOCK OPTIONS:

Effective January 1, 2006, the Company has accounted for stock options in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123
(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS No.

                        ENTHRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e) STOCK OPTIONS (Continued):

123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006,  the Company  accounted  for similar  transactions  in accordance  with  APB No.  25 which  employed  the  intrinsic  value  method  of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of FAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to outstanding awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

                        ENTHRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e) STOCK OPTIONS (Continued):

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 (R):

The following table illustrates the effect on net income(loss) and earnings(loss) per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                                       2005
Net loss to common stockholders as reported                            $(10,560)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects                                                       4,700
                                                                       --------
Pro forma Net Loss                                                     $(15,260)
                                                                       ========
Basic and diluted net loss per share:
As reported                                                              $(0.00)
Pro forma                                                                $(0.01)


The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following approximate weighted-average assumptions for the year ended December 31, 2005: expected volatility of 127%; average risk-free interest rate of 1.12%; and expected lives of 3 years.

                        ENTHRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(f) NEW ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

 FASB 157 - Fair Value Measurements

In September 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

SEC Staff Accounting Bulletin 107 - Implementation Guidance for FASB 123 (R)

The staff believes the guidance in the SAB will assist issuers in their initial implementation of Statement 123R and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. This SAB includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financials instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

SEC Staff Accounting Bulletin 108 - Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements

In  September  2006,  the SEC staff issued  Staff  Accounting  Bulletin No. 108,
"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

                        ENTHRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(f) NEW ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (continued):

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.


FIN 48 - Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on November 1, 2007, although early adoption is permitted.

                        ENTHRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(f) NEW ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (continued):

FSP FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will evaluate whether the adoption will have any impact on your financial statements.

                        ENTHRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

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

Because the liabilities assumed by the acquirer utilized in the operation of Entrust Mortgage exceeded the assets, a net gain of $382,729 resulted from the Entrust Mortgage Sale. This gain on sale coupled with a loss for the period from the discontinued operations of $262,769 results in income from discontinued operations net of taxes of $119,960 for the year ended December 31, 2005.

NOTE 4 - STOCKHOLDERS' EQUITY:

On July 26, 2005, at a special meeting of the shareholders, the Company's shareholders ratified and approved the amendment of the Articles of Incorporation of the Company to increase the authorized shares of common stock ("Common Stock") from 50,000,000 to 100,000,000 shares.

On August 5, 2005, Arnold P. Kling and R&R Biotech Partners, LLC purchased 1,767,858 shares (49,500,000 pre-reverse split shares - see below) of our Common Stock in exchange for aggregate gross proceeds of $500,000. Mr. Kling subsequently assigned his interests under the Purchase Agreement to Moyo Partners, LLC ("Moyo") an entity which Mr. Kling controls.

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

                        ENTHRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - STOCKHOLDERS' EQUITY (Continued):

On September 18, 2006, the Company effected a one-for-twenty eight reverse split of its issued and outstanding shares of Common Stock. As a result, as of that date, the number of issued and outstanding shares of Common Stock was reduced from 57,612,295 to 2,057,771 shares. As of September 30, 2006, the Company had 100,000,000 shares of Common Stock authorized of which 2,057,771 shares of Common Stock were issued and outstanding. This reverse stock split has been reflected in the financial statements retroactively to the earliest period presented.

During June and November, 2006, a shareholder contributed $15,000 and $14,500, respectively, to the Company as additional paid-in-capital.

Effective January 11, 2007, Entrust Colorado was merged with and into EFS which became the surviving corporation. Every issued and outstanding share of Entrust Colorado was automatically exchanged into one (1) share of EFS (the "Delaware Merger"), and our current capital structure consists of total authorized capital stock of 101,000,000 shares of which 100,000,000 shares are common stock, par value $0.001 per share, and 1,000,000 shares are preferred stock, par value $0.001 per share. In conjunction with the Delaware Merger, we changed our name to Enthrust Financial Services, Inc. As of December 31, 2006, there were 2,057,771 shares of common stock and no shares of preferred stock issued and outstanding. All shares of common stock currently outstanding are validly issued, fully paid, and non-assessable.


NOTE 5 - STOCK OPTIONS AND WARRANTS:

The following  information is provided  regarding  stock options  granted by the
Company:

                                                               WEIGHTED AVERAGE
                                       SHARES SUBJECT TO      EXERCISE PRICE PER
                                      OUTSTANDING OPTIONS            SHARE
December 31, 2004                            150,000                  $35.84
Granted                                           --

Exercised/Cancelled                          (50,000)                 $56.00
                                            --------
December 31, 2005                            100,000                  $15.40
Granted                                           --
Cancelled                                   (100,000)                 $15.40
                                            --------
December 31, 2006                                -0-
                                                 ===

                        ENTHRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 6 - INCOME TAXES:

                                                      2006              2005
                                                   -----------      -----------
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
    Net operating loss carry forwards              $ 1,556,000      $ 1,530,000

    Less valuation allowance                        (1,556,000)      (1,530,000)
                                                   -----------      -----------
                                                   $        --      $        --
                                                   ===========      ===========

At December 31, 2006, the Company had approximately $3,990,000 of net operating loss carry forwards ("NOL's") available which expires in various years beginning in 2016. The benefits of these NOL's may be reduced in the future if the Company is successful in establishing a new business.


NOTE 7 - SUBSEQUENT EVENT:

On January 11, 2007 (the "Effective Date"), Entrust Colorado reincorporated in the State of Delaware by merger (the "Merger") with and into Enthrust Financial Services, Inc., a corporation organized by Entrust Colorado under the laws of the State of Delaware ("Enthrust"). On the Effective Date, in accordance with the applicable provisions of the Colorado Revised Statutes and the Delaware General Corporate Laws, Entrust Colorado consummated the Merger and Enthrust became the surviving entity, the officers, directors and stockholders of Entrust became the officers, directors and stockholders of Enthrust without any change in their position(s) or beneficial ownership in Entrust Colorado. In addition to the aforesaid changes, on the Effective Date, Entrust Colorado trading symbol on NASDAQ's Over- The- Counter Bulletin Board was changed to "EFSV".

In connection with the Merger, Entrust Colorado filed a Definitive Information Statement on Schedule 14C (the "Information Statement") with the U.S. Securities and Exchange Commission on December 20, 2006 and mailed a copy of that Information Statement to its stockholders on December 22, 2006.

                        ENTHRUST FINANCIAL SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 7 - SUBSEQUENT EVENT (Continued):

Pursuant to the Information Statement, we anticipated that the Merger would be with a corporation organized under the laws of the State of Delaware with the same name. However, subsequent to the filing of the Information Statement we were informed by the Division of Corporations of the State of Delaware that the State's Banking Commissioner would not approve our continued use of "Entrust" in the State of Delaware. In view of that, we changed the name of the surviving corporation to "Enthrust Financial Services, Inc." prior to the consummation of the Merger.