Form 10QSB
period 2007-03-31
ENTRUST FINANCIAL SERVICES INC
filed 2007-04-27
CIK 1054303

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                      For the quarter ended March 31, 2007

[ ] TRANSITION UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NO. 0-23965

                        ENTHRUST FINANCIAL SERVICES, INC.
                        ---------------------------------
              (Exact name of small business issuer in its charter)

         DELAWARE                                       84-1374481
  ------------------------                    -----------------------------
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

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date: There were a total of 2,057,771 shares of the issuer's common stock, par value $.001 per share, outstanding as of April 26, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        ENTHRUST FINANCIAL SERVICES, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements:

         Balance Sheets as of March 31, 2007 (unaudited) and
         December 31, 2006                                                    3

         Unaudited Statements of Operations Cumulative During the
         Development Stage (August 1, 2005 to March 31, 2007) and
         for the three months ended March 31, 2007 and 2006                   4

         Unaudited Statements of Cash Flows Cumulative During the
         Development Stage (August 1, 2005 to March 31, 2007) and
         for the three months ended March 31, 2007 and 2006                   5

         Notes to the Unaudited Financial Statements                          6
Item 2.  Management's Discussion and Analysis or Plan of Operation            9
Item 3.  Controls and Procedures                                             10
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                   11
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         11
Item 3.  Defaults Upon Senior Securities                                     11
Item 4.  Submission of Matters to a Vote of Security Holders                 11
Item 5.  Other Information                                                   11
Item 6.  Exhibits                                                            11
SIGNATURES                                                                   12
EXHIBIT INDEX                                                                13


                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Enthrust Financial Services, Inc., a Delaware corporation, and its predecessors.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

                        ENTHRUST FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                                     AS OF              AS OF
                                                                                                MARCH 31, 2007       DECEMBER 31,
                                   ASSETS                                                         (UNAUDITED)           2006
                                                                                                --------------       ------------

Cash                                                                                            $    13,876          $    16,867
                                                                                                -----------          -----------

TOTAL ASSETS                                                                                    $    13,876          $    16,867
                                                                                                ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable & accrued expenses                                                             $     9,925          $    23,734
                                                                                                -----------          -----------

Total liabilities                                                                                     9,925               23,734
                                                                                                -----------          -----------

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 1,000,000
authorized, none issued                                                                                   -                    -
Common stock, $0.001 par value; 100,000,000 shares
authorized, 2,057,771 shares issued and outstanding                                                   2,058                2,058
Additional paid-in capital                                                                        8,179,998            8,154,998
Accumulated deficit                                                                              (8,062,548)          (8,062,548)
Deficit accumulated during the development period                                                  (115,557)            (101,375)
                                                                                                -----------          -----------
     Total shareholders' equity (deficit)                                                             3,951               (6,867)
                                                                                                -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $    13,876          $    16,867
                                                                                                ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                        ENTHRUST FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                    Cumulative During
                                                                     the Development
                                                                          Stage                   Three Months Ended
                                                                    August 1, 2005 to                  March 31,
                                                                     March 31, 2007             2007                2006
                                                                    ------------------       -----------     ------------------

REVENUES                                                                 $         -         $         -         $         -
                                                                         -----------         -----------         -----------

Expenses
  Compensation expense                                                        15,600                   -                   -
  Professional fees                                                           78,529               7,500              14,535
  Filing fees                                                                 20,875               6,657               4,474
  Other expenses                                                                 553                  25                   -
                                                                         -----------         -----------         -----------

  Total expenses                                                             115,557              14,182              19,009
                                                                         -----------         -----------         -----------

Net loss                                                                 $  (115,557)        $   (14,182)        $   (19,009)
                                                                         ===========         ===========         ===========

Basic and diluted loss per share                                                             $     (0.01)        $     (0.01)
                                                                                             -----------         -----------

Basic and diluted weighted average
  shares outstanding                                                                           2,057,771           2,057,771
                                                                                             ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                        ENTHRUST FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                         Cumulative During
                                                                          the Development
                                                                               Stage                    Three Months Ended
                                                                         August 1, 2005 to                  March 31,
                                                                           March 31, 2007            2007                 2006
                                                                         ------------------       ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $(115,557)           $ (14,182)           $ (19,009)
Non-cash items:
  Common stock issued for services                                              22,000                    -                    -
Increase (decrease) in:
  Accounts payable and accrued expenses                                          9,925              (13,809)               9,354
Net cash provided (used) by operating activities                               (83,632)             (27,991)              (9,655)
                                                                             ---------            ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in-capital contributions                                        54,500               25,000                    -
                                                                             ---------            ---------            ---------

Net cash provided (used) by financing activities                                54,500               25,000                    -
                                                                             ---------            ---------            ---------

Decrease in cash                                                               (29,132)              (2,991)              (9,655)

Cash, at beginning of period                                                    43,008               16,867               34,673
                                                                             ---------            ---------            ---------
Cash, at end of period                                                       $  13,876            $  13,876            $  25,018
                                                                             =========            =========            =========

SUPPLEMENTAL INFORMATION
Cash Paid for Income Taxes                                                   $       -            $       -            $       -

Cash Paid for Interest                                                       $       -            $       -            $       -

   The accompanying notes are an integral part of these financial statements.

                ENTHRUST FINANCIAL SERVICES, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 2007
                           (unaudited)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Effective January 11, 2007, Entrust Colorado was merged with and into EFS which became the surviving corporation (the "Delaware Merger") and as a result, (i) every issued and outstanding share of Entrust Colorado common stock was automatically converted into the right to receive one share of EFS common stock;
(ii) our name changed to Enthrust Financial Services, Inc.; and (iii) we adopted the EFS's capital structure which consists of 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of blank check preferred stock, par value $0.001 per share.

Prior to the Delaware Merger, effective September 18, 2006, Entrust Colorado completed a one-for twenty eight reverse split of its issued and outstanding shares of common stock. As a result, the number of issued and outstanding shares of Entrust Colorado common stock was reduced from 57,612,295 to 2,057,771 shares (the "Reverse Split").

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

Our stockholders did not receive any consideration in the Entrust Mortgage Sale, but stockholders of record on July 25, 2005, received a one time aggregate dividend from the Entrust Stock Sale (as described below) of $400,000, or approximately $0.153 per share (pre-split). The remaining $100,000 of the consideration paid by the Entrust Stock Purchasers (as described below) was reserved by us to satisfy our then existing and future liabilities and to pay the expenses related to the Entrust Stock Sale.

Following the Entrust Mortgage Sale, we had no operations. Since August 1, 2005, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. We have no employees and no material assets. Accordingly, we are considered to be a development stage entity beginning on August 1, 2005.

As of August 6, 2005, our executive offices were relocated to Chatham, New
Jersey.

Due to our lack of financial resources and accumulated deficit, there is doubt about our ability to continue as a going concern. We are seeking to acquire a business and currently considered a "blank check" company in as much as we are not generating revenues, do not own an operating business and have no specific business plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. We have no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of the Company at no charge.

                ENTHRUST FINANCIAL SERVICES, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 2007
                           (unaudited)


NOTE 2 - BASIS OF PRESENTATION

The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a loss from continuing operations during the three months ended March 31, 2007 of $14,182 and there are no prospects of it generating revenue in the near term. There is substantial doubt about the Company's ability to continue operating as a going concern. The Company's present material commitments consist of professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission (the "SEC") and other regulatory requirements.

The interim financial information as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2007, and results of operations and cash flows for the three months ended March 31, 2007 and 2006, as applicable, have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.


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

                ENTHRUST FINANCIAL SERVICES, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 2007
                           (unaudited)

NOTE 4 - STOCKHOLDERS' EQUITY

On July 26, 2005, at a special meeting of the stockholders, the Company's stockholders ratified and approved the amendment of the Articles of Incorporation of the Company to increase the authorized shares of common stock ("Common Stock") from 50,000,000 to 100,000,000 shares.

On August 5, 2005, Arnold P. Kling and R&R Biotech Partners, LLC purchased 1,767,857 shares (49,500,000 pre-reverse split shares) of our Common Stock in exchange for aggregate gross proceeds of $500,000 (the Entrust Stock Sale"). Mr. Kling subsequently assigned his interests under the Purchase Agreement to Moyo Partners, LLC ("Moyo") an entity which Mr. Kling controls.

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

During the year ended December 31, 2006, a principal stockholder contributed $29,500 to the Company as Additional Paid-in-Capital.

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

Effective January 11, 2007, Entrust Colorado was merged with and into EFS which became the surviving corporation (the "Delaware Merger") and as a result, (i) every issued and outstanding share of Entrust Colorado common stock was automatically converted into the right to receive one share of EFS common stock;
(ii) our name changed to Enthrust Financial Services, Inc.; and (iii) we adopted the EFS's capital structure which consists of 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of blank check preferred stock, par value $0.001 per share.

During the three months ended March 31, 2007, a principal stockholder contributed $25,000 to the Company as Additional Paid-in-Capital.

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

In our Form 10-KSB filed with the SEC for the year ended December 31, 2006 and in the notes to the unaudited financial statements in this report, we have identified critical accounting policies and estimates for our business.

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

The following is a discussion of our operations for the three months ended March 31, 2007 and 2006:

THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

We did not have any revenues during the three months ended March 31, 2007 and March 31, 2006, respectively. Total expenses for the three months ended March 31, 2007 were $14,182 and $19,009 for the same period in 2006. The expenses incurred in 2007 and 2006 consisted primarily of professional and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2007, we did not have any revenues from operations. Absent a merger or other combination with an operating company we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At March 31, 2007, we had cash of $13,876 and working capital of $3,951.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material commitments, although we presently are not engaged in any material discussions regarding any merger or other combination with an operating company and cannot offer any assurances that we will engage in any merger or other combination with an operating company within the next twelve months.

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

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS

Exhibits: See the attached Exhibit Index following the signature page, incorporated herein by reference.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENTHRUST FINANCIAL SERVICES, INC.

Dated: April 27, 2007               /s/ Arnold P. Kling
                                    -------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: April 27, 2007               /s/ Kirk M. Warshaw
                                    -------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                   Form 10-QSB
                          Quarter Ended March 31, 2007

EXHIBIT
   NO.  DESCRIPTION
------- -----------


31.1 Certification of President pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of CFO pursuant to Sec. 302 of the Sarbanes-Oxley Act of
        2002.

32.1 Certification of President pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of CFO pursuant to Sec. 906 of the Sarbanes-Oxley Act of
        2002.