Form 10QSB
period 2007-06-30
ENTHRUST FINANCIAL SERVICES INC
filed 2007-08-13
CIK 1054303

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

[ ]	TRANSITION UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23965

Enthrust Financial Services, Inc.
(Exact name of small business issuer in its charter)

Delaware	84-1374481
(State of incorporation)	(I.R.S. Employer File Number)

1270 Avenue of the Americas, New York, New York 10020
(Address of Principal Executive Office) (Zip Code)

212-356-0500
Registrant's telephone number, including area code

47 School Street, Chatham, New Jersey 07928
(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes [X]   No [  ]

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date: There were a total of 25,000,000 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 6, 2007.

Transitional Small Business Disclosure Format (check one):    Yes [  ]    No [X]

ENTHRUST FINANCIAL SERVICES, INC.
FORM 10-QSB
INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Balance Sheet as of June 30, 2007 (unaudited)	3
	Condensed Statements of Operations Cumulative During the Development Stage
	(August 1, 2005 to June 30, 2007) and for the three and six months ended
	June 30, 2007 and 2006 (unaudited)	4
	Condensed Statements of Cash Flows Cumulative During the Development Stage
	(August 1, 2005 to June 30, 2007) and for the three and six months ended
	June 30, 2007 and 2006 (unaudited)	5
	Notes to the Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	9
Item 3.	Controls and Procedures	12

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits	12
SIGNATURES		13
EXHIBIT INDEX		14

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Quarterly Report on Form 10-QSB are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Enthrust Financial Services, Inc., a Delaware corporation, and its predecessors.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ENTHRUST FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET

June 30, 2007
ASSETS	(unaudited)

Cash	$3,190

TOTAL ASSETS	$3,190

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts Payable & accrued expenses	$15,000

Total liabilities	15,000

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 1,000,000
authorized, none issued	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 2,057,771 shares issued and outstanding	2,058
Additional paid-in capital	8,204,998
Accumulated deficit	(8,062,548)
Deficit accumulated during the development stage	(156,318)
Total stockholders' deficit	(11,810)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,190

The accompanying notes are an integral part of these financial statements.

ENTHRUST FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Cumulative During
	the Development
	Stage	Three Months Ended		Six Months Ended
	August 1, 2005 to	June 30,		June 30,
	June 30, 2007	2007	2006	2007	2006

REVENUES	$-	$-	$-	$-	$-

Expenses
Compensation expense	15,600	-	-	-	-
Professional fees	115,713	37,184	5,817	44,684	20,352
Filing fees	24,452	3,577	1,209	10,234	5,683
Other expenses	553	-	16	25	16

Total expenses	156,318	40,761	7,042	54,943	26,051

Net loss	$(156,318)	$(40,761)	$(7,042)	$(54,943)	$(26,051)

Basic and diluted loss per share		$(0.02)	$(0.00)	$(0.03)	$(0.01)

Basic and diluted weighted average
shares outstanding		2,057,582	2,057,582	2,057,582	2,057,582

The accompanying notes are an integral part of these financial statements.

ENTHRUST FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Cumulative During
	the Development
	Stage	Six Months Ended
	August 1, 2005 to	June 30,
	June 30, 2007	2007	2006

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(156,318)	$(54,943)	$(26,051)

ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH USED IN OPERATING
ACTIVITIES
Non-cash items:
Common stock issued for services	22,000	-	-
Decrease in:
Accounts payable and accrued expenses	15,000	(8,734)	(6,918)

Net cash used in operating activities	(119,318)	(63,677)	(32,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in-capital	79,500	50,000	15,000

Net cash provided by financing activities	79,500	50,000	15,000

Decrease in cash	(39,818)	(13,677)	(17,969)

Cash, at beginning of period	43,008	16,867	34,673

Cash, at end of period	$3,190	$3,190	$16,704

SUPPLEMENTAL INFORMATION
Cash Paid for Income Taxes	$-	$-	$-

Cash Paid for Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

We were organized on November 8, 1996 under the laws of the State of Colorado initially as “Centennial Banc Share Corporation”. We subsequently changed our name to “Entrust Financial Services, Inc.” on April 6, 2001 (“Entrust Colorado”). On December 4, 2006, Entrust Colorado’s Board of Directors approved the merger of Entrust Colorado with and into Enthrust Financial Services, Inc. (“EFS” or the “Company”), a corporation organized on December 20, 2006 under the laws of the State of Delaware solely for the purpose of the merger.

Effective January 11, 2007, Entrust Colorado was merged with and into EFS which became the surviving corporation (the “Delaware Merger”) and as a result: (i) every issued and outstanding share of Entrust Colorado common stock was automatically converted into the right to receive one share of EFS common stock, par value $0.001 per share (“Common Stock”); (ii) our name changed to Enthrust Financial Services, Inc.; and (iii) we adopted the EFS’s capital structure which consists of 100,000,000 shares of Common Stock and 1,000,000 shares of blank check preferred stock, par value $0.001 per share.

Prior to the Delaware Merger, effective September 18, 2006, Entrust Colorado completed a one-for twenty eight reverse split of its issued and outstanding shares of common stock. As a result, the number of issued and outstanding shares of Entrust Colorado common stock was reduced from 57,612,295 to 2,057,771 shares (the “Reverse Split”).

Unless otherwise stated, all share and per share information in the financial statements and description below is presented as if the Reverse Split and Delaware Merger took place at the beginning of all periods presented.

We were initially formed for the purpose of developing and maintaining a mortgage brokerage business. In April 1999, we acquired Entrust Mortgage, Inc., a mortgage banking business which became our wholly-owned subsidiary and was our primary business until July 31, 2005 (“Entrust Mortgage”). Entrust Mortgage engaged primarily in the origination and wholesale purchase of non-conforming residential mortgage loans in thirty-eight states.

On July 31, 2005, Entrust Mortgage was sold to BBSB, LLC in exchange for the cancellation of all obligations owed by us and Entrust Mortgage to BBSB and the assumption of certain of our third party obligations (the “Entrust Mortgage Sale”).

On August 5, 2005, pursuant to a Common Stock Purchase Agreement entered into on May 12, 2005, the Company sold, in a private placement transaction, shares of its common stock to R&R Biotech Partners, LLC and Moyo Partners, LLC in exchange for aggregate gross proceeds to the company of $500,000.

Our stockholders did not receive any consideration in the Entrust Mortgage Sale, but stockholders of record on July 25, 2005 received a one time aggregate dividend from the Entrust Stock Sale of $400,000, or approximately $0.153 per share (pre-split). The remaining $100,000 of the consideration paid was used by us to satisfy liabilities and to pay the expenses related to the Entrust Stock Sale.

Following the Entrust Mortgage Sale, we had no operations and, on August 6, 2005, we relocated our headquarters to Chatham, New Jersey. From the Entrust Mortgage Sale through July 10, 2007 (the “Exchange Date”), we served as a vehicle to acquire an operating business and, accordingly, we were considered a "shell" company inasmuch as we were not generating revenues, did not own an operating business, and did not have any specific plan other than to engage in a merger or acquisition transaction with an operating company or business. We had no employees and no material assets. Accordingly, from August 1, 2005 through the Exchange Date, we were considered to be a development stage entity. See Note 5 below.

As of July 10, 2007, as a result of the Exchange described in Note 5 below, our headquarters were relocated to 1270 Avenue of the Americas, New York, New York 10020.

NOTE 2 - BASIS OF PRESENTATION

Our financial statements have been presented on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incurred a loss from operations during the three and six months ended June 30, 2007 of $40,761 and $54,943, respectively, and there were no prospects of generating revenue in the near term. As of June 30, 2007, there was substantial doubt about our ability to continue operating as a going concern and our material commitments consisted of: (i) professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission (the “SEC”); and (ii) other regulatory requirements.

The interim financial information as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide a fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2007, and results of operations and cash flows for the three and six months ended June 30, 2007 and 2006, as applicable, have been made. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 3 – TAXES

In June 2006, the FASB issued Interpretation No. 48, “Accounting of Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN-48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 31, 2006. The Company adopted FIN-48 effective with its 2007 fiscal year. Management does not believe that the Company has any material uncertain tax position for its 2004, 2005 and 2006 fiscal years, which were the years subject to examination, requiring recognition or measurement in accordance with the provisions of FIN-48. The Company believes that its income tax positions and deductions will be sustained on audit. The Company did not record a cumulative effect adjustment related to the adoption of FIN-48. Accordingly, the adoption of FIN-48 did not have a material effect on the Company financial statements. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision. No interest or penalties were recorded during the six months ended June 30, 2007.

The Company filed federal income tax returns and Colorado state tax returns, which it considers its major tax jurisdictions.

NOTE 4 - STOCKHOLDERS' EQUITY

On July 26, 2005, at a special meeting of the stockholders, our stockholders ratified and approved the amendment of our Articles of Incorporation to increase the authorized shares of common stock (“Common Stock”) from 50,000,000 to 100,000,000 shares.

During the six months ended June 30, 2007, a principal stockholder contributed $50,000 as Additional Paid-in-Capital.

NOTE 5 – SUBSEQUENT EVENTS

Exchange Transaction

On the Exchange Date, pursuant to an Exchange Agreement, we completed a reorganization transaction (the “Exchange”), which resulted in Rodman & Renshaw Holding, LLC, a Delaware limited liability company (“Holding”), becoming our principal operating subsidiary. Holding, together with its operating subsidiaries, is a full service investment banking firm. Prior to the Exchange Date, Holding indirectly held 80% of our outstanding shares of Common Stock. In the Exchange the beneficial holders of Holding’s outstanding debt and equity securities (collectively, the “Holding Security Holders”) exchanged their interest in Holding for 24,649,373 shares of our Common Stock, representing 98.6% of our issued and outstanding shares of Common Stock immediately after the Exchange after taking into account the cancellation of the shares Holding indirectly owned before the Exchange. In contemplation of the Exchange, on July 9, 2007, Moyo Partners, LLC and Kirk Warshaw contributed 250,715 and 42,143 shares of Common Stock, respectively, to the capital of the company. These shares were retired and returned to the status of authorized but unissued.

The key elements of the Exchange were as follows:

(i) Paul Revere, LLC (“Revere”), a Delaware limited liability company, which owned 70% of Holding, contributed its membership interest in Holding to us in exchange for 12,711,683 shares of Common Stock;
(ii) the stockholders of R&R Capital Group, Inc. (“RRCG”), a Delaware “S” corporation, which owned 30% of Holding and 25.5% of RRPR, LLC (“RRPR”), a Delaware limited liability company, contributed all of their RRCG shares to us in exchange for 5,967,591 shares of Common Stock;
(iii) the holders of the 6% Senior Convertible Debentures in the aggregate principal amount of $20 million (the “Debentures”) and warrants to purchase 714,286 shares of Holding stock at a price of $7.70 per share (the “Holding Warrants”), issued by Holding in March 2007, contributed the Debentures and the Holding Warrants to us in exchange for 5,970,099 shares of Common Stock and warrants to purchase 1,355,600 shares of Common Stock at a purchase price of $7.00 per share (the “Warrants”); and
(iv) options held by Holding employees to purchase up to 2,848,370 shares of Holding’s stock at prices ranging from $0.409 to $8.24 per share were, by their terms, converted into options to acquire up to 5,278,071 shares of Common Stock at prices ranging from $0.22 to $4.45 per share.

On the Exchange Date, all of our officers resigned and our then sole director, Arnold P. Kling, appointed Edward Rubin, Holding’s President and a member of Holding’s board of directors, to our board. Messrs. Kling and Rubin then appointed the officers of Holding as our new officers and the other members of the Holdings’ board of directors to our Board of Directors (the “New Directors”). The New Directors took office on July 22, 2007. Also, on the Exchange Date, Mr. Kling resigned from his position as a director effective as of July 22, 2007.

Prior to the consummation of the Exchange, we were not engaged in any trade or business. As a result of the Exchange: (i) we adopted the business of Holding; (ii) the Holding Security Holders were issued 98.6% of our issued and outstanding shares of Common Stock immediately following the Exchange; (iii) Holding’s officers became our officers; (iv) Holding’s directors became our directors; and (v) we intend to change our name to reflect Holding’s corporate identity. Accordingly, for accounting purposes: (i) Holding is treated as the acquirer; (ii) the Exchange is treated as a recapitalization of Holding; and (iii) Holding’s historical financial statements are treated as the historical financial statements of Enthrust.

Public Offering

On July 19, 2007, we filed a registration statement on Form S-1 with the SEC in connection with a proposed underwritten public offering of shares of Common Stock having an aggregate maximum value of $86,250,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Use of Forward-Looking Statements

Some of the statements in this Form 10-QSB, including some statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. You are urged to carefully consider these factors, as well as other information contained in this Form 10-QSB and in our other periodic reports and documents filed with the United States Securities and Exchange Commission (“SEC”).

In our Form 10-KSB filed with the SEC for the year ended December 31, 2006, we identified critical accounting policies and estimates for our business.

Overview

Since August 1, 2005 and through the date of the Exchange described below, our purpose was to serve as a vehicle to acquire an operating business and we were considered a "shell" company since we were not generating revenues, did not own an operating business, and had no specific plan other than to engage in a merger or acquisition transaction with an operating company or business. We had no employees and no material assets. Accordingly, from August 1, 2005 through July 10, 2007, the date of the Exchange, we were considered to be a development stage entity.

Results of Operations

The following is a discussion of our Results of Operations for the Three Months and Six Months Ended June 30, 2007 compared to the Three and Six Months ended June 30, 2006

We did not have any revenues during the three and six months ended June 30, 2007 and June 30, 2006, respectively. Total expenses for the three and six months ended June 30, 2007 were $40,761 and $54,943, respectively, compared to $7,042 and $26,051 for the same periods in 2006. The expenses incurred in 2007 and 2006 consisted primarily of professional and administrative fees. The expenses in 2007 were higher due to expenses associated with our reincorporation in Delaware and expenses related to the Exchange transaction described in the Recent Transaction section below. See also Notes 1 and Note 4 to our notes to unaudited financial statements included elsewhere in this quarterly report.

Liquidity and Capital Resources

At June 30, 2007, we did not have any operations; we had cash of $3,190 and negative working capital of $11,810.

At June 30, 2007, our accrued expenses were for professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements.

Recent Transaction

Exchange Transaction

Pursuant to an Exchange Agreement dated as of July 10, 2007 (the “Exchange Date”), we completed a reorganization transaction (the “Exchange”), which resulted in Rodman & Renshaw Holding, LLC, a Delaware limited liability company (“Holding”), becoming our principal operating subsidiary. Holding, together with its operating subsidiaries, is a full service investment baking firm. Prior to the Exchange Date, Holding indirectly held 80% of our outstanding shares of Common Stock. In the Exchange the beneficial holders of Holding’s outstanding debt and equity securities (collectively, the “Holding Security Holders”), exchanged their interest in Holding for 24,649,373 shares of our Common Stock, representing 98.6% of our issued and outstanding shares of Common Stock immediately after the Exchange after taking into account the cancellation of the shares Holding indirectly owned before the Exchange. In contemplation of the Exchange, on July 9, 2007, Moyo Partners, LLC and Kirk Warshaw contributed 250,715 and 42,143 shares of Common Stock, respectively, to the capital of the company. These shares were retired and returned to the status of authorized but unissued.

The key elements of the Exchange were as follows:

(i) Paul Revere, LLC (“Revere”), a Delaware limited liability company, which owned 70% of Holding, contributed its membership interest in Holding to us in exchange for 12,711,683 shares of Common Stock;
(ii) the stockholders of R&R Capital Group, Inc. (“RRCG”), a Delaware “S” corporation, which owned 30% of Holding and 25.5% of RRPR, LLC (“RRPR”), a Delaware limited liability company, contributed all of their RRCG shares to us in exchange for 5,967,591 shares of Common Stock;
(iii) the holders of the 6% Senior Convertible Debentures in the aggregate principal amount of $20 million (the “Debentures”) and warrants to purchase 714,286 shares of Holding stock at a price of $7.70 per share (the “Holding Warrants”), issued by Holding in March 2007, contributed the Debentures and the Holding Warrants to us in exchange for 5,970,099 shares of Common Stock and warrants to purchase 1,355,600 shares of Common Stock at a purchase price of $7.00 per share (the “Warrants”); and
(iv) options held by Holding employees to purchase up to 2,848,370 shares of Holding’s stock at prices ranging from $0.409 to $8.24 per share were, by their terms, converted into options to acquire up to 5,278,071 shares of Common Stock at prices ranging from $0.22 to $4.45 per share.

On the Exchange Date, all of our officers resigned and our then sole director, Arnold P. Kling, appointed Edward Rubin, Holding’s President and a member of Holding’s board of directors, to our board. Messrs. Kling and Rubin then appointed the officers of Holding as our new officers and the other members of the Holdings’ board of directors to our Board of Directors (the “New Directors”). The New Directors took office on July 22, 2007. Also, on the Exchange Date, Mr. Kling resigned from his position as a director effective as of July 22, 2007.

Prior to the consummation of the Exchange, we were not engaged in any trade or business. As a result of the Exchange: (i) we adopted the business of Holding; (ii) the Holding Security Holders owned 98.6% of our issued and outstanding shares of Common Stock immediately following the Exchange; (iii) Holding’s officers became our officers; (iv) Holding’s directors became our directors; and (v) we intend to change our name to reflect Holding’s corporate identity. Accordingly, for accounting purposes: (i) Holding is treated as the acquirer; (ii) the Exchange is treated as a recapitalization of Holding; and (iii) Holding’s historical financial statements are treated as our historical financial statements.

Public Offering

On July 19, 2007, we filed a registration statement on Form S-1 with the SEC in connection with a proposed underwritten public offering of shares of Common Stock with an aggregate maximum value of $86,250,000.

ITEM 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

II — OTHER INFORMATION

ITEM 1. Legal Proceedings

At June 30, 2007, we were not a party to any legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 10, 2007 in connection with the Exchange, we issued 24,649,373 shares of Common Stock and warrants to purchase 1,355,600 shares of Common Stock to approximately 70 persons, all of whom were accredited investors. There was no general solicitation in connection with the Exchange. We believe that the issuance of the Common Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

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

Enthrust Financial Services, Inc.

Dated: August 13, 2007	/s/ John J. Borer III
John J. Borer III, Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2007	/s/ Thomas G. Pinou
Thomas G. Pinou, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Form 10-QSB
Quarter Ended June 30, 2007

Exhibit
Number	Description
2.1	Form of Exchange Agreement, dated as of July 10, 2007 (1)
4.1	Form of Common Stock certificate (1)
4.2	Form of Enthrust Common Stock Purchase Warrant (1)
4.3	Form of Registration Rights Agreement, dated as July 10, 2007 (1)
4.4	Form of Rodman & Renshaw Holding, LLC Option Agreement (1)
10.1	Form of Tax Indemnification Agreement, dated as of July 10, 2007 (1)
10.2	Form of Indemnification Agreement, dated as of July 10, 2007 (1)
10.3	Form of Distribution Agreement, dated as of July 9, 2007 (1)
10.4	Amended and restated Wesley Clark Employment Agreement (1)
10.5	Michael Vasinkevich Employment Agreement, as amended (1)
10.5(a)	Amendment to Michael Vasinkevich employment Agreement (1)
10.6	John J. Borer III Employment Agreement, as amended (1)
10.6(a)	Amendment to John J. Borer III Employment Agreement (1)
10.7	Edward Rubin Employment Agreement, as amended (1)
10.7(a)	Amendment to Edward Rubin Employment Agreement (1)
31.1	Certification of the Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on July 11, 2007 and incorporated herein by reference.