Form 10-Q
period 2007-09-30
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2007-11-13
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________________

001-33737
(Commission File Number)

RODMAN & RENSHAW CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1374481
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
Or Organization)

1270 Avenue of the Americas New York, New York 10020

(Address of principal executive offices)

Registrant’s telephone number: (212) 356-0500

ENTHRUST FINANCIAL SERVICES, INC. (former name of registrant)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of November 13, 2007, there were 33,750,000 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the current view about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, assumptions, guidance, expectations, beliefs or other statements that are not statements of historical fact. In some cases, forward-looking statements can be identified by words such as “may,” “can,” “will,” “should,” “could,” “expects,” “hopes,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “projects,” “potential,” “intends,” “approximates” or the negative or other variation of such terms and other comparable expressions. Forward-looking statements in this report may include statements about:

  future financial and operating results, including projections of revenues, income, expenditures, cash balances and other financial items;

  our capital requirements and the need for additional financing;

  our ability to secure new client engagements;

  our ability to successfully consummate financing and merger and acquisition transactions on behalf of our clients;

  our ability to protect our intellectual property rights and secure the right to use other intellectual property that we deem to be essential to the conduct of our business;

  the outcome of various regulatory and legal proceedings in which we are currently involved;

  the performance of any of our financial products and their potential to generate revenues;

  development of new financial products;

  our ability to execute our growth, expansion and acquisition strategies;

  current and future economic and political conditions;

  overall industry and market performance and trends;

  competition;

  management’s goals and plans for future operations;

  the impact of increased regulatory scrutiny on future operations;

  the revenue and profit volatility stemming from our operations;

  the performance of service providers upon which our operations rely;

  the additional risks and uncertainties stemming from entry into new businesses;

  the impact of expanded corporate governance on the number of available business opportunities;

  the impact of legal liability on future operations;

  the impact of employee misconduct on future operations;

  the increased risk of financial liability and reputational harm resulting from adverse regulatory action;

  the impact of the Investment Company Act of 1940 on future operations; and

  other assumptions described in this prospectus underlying or relating to any forward-looking statements.

     The forward-looking statements in this report are only predictions. Actual results could, and likely will, differ materially from these forward-looking statements for many reasons, including the risks described under “Risk Factors” and elsewhere in this report. No guarantee about future results, performance or achievements can be made. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

i

RODMAN & RENSHAW CAPITAL GROUP, INC.

TABLE OF CONTENTS

ii

RODMAN & RENSHAW CAPITAL GROUP, INC.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition as of September 30, 2007 (unaudited)
and December 31, 2006 (audited)

	September 30,	December 31,
	2007	2006
	(Unaudited)

Cash and cash equivalents	$19,651,243	$10,386,868
Securities owned:
Marketable, at market value	7,530,239	7,295,042
Non-marketable	1,726,267	11,797,813
Private placement and other fees receivable	234,888	2,500,216
Due from clearing broker	1,495,535	2,392,308
Deposit with clearing broker	109,259	105,794
Prepaid expenses	998,172	228,926
Deferred income taxes	1,767,751	—
Investment in affiliate	3,347,909	—
Property and equipment, net	987,890	1,325,881
Other assets	134,620	134,620
Deferred offering costs	222,000	—
Goodwill	2,049,690	1,938,714

TOTAL ASSETS	$40,255,463	$38,106,182

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accrued compensation payable	$2,900,334	$6,950,234
Accounts payable and accrued expenses	1,137,650	2,533,935
Conference deposits	1,441,782	222,591
Securities sold, not yet purchased, at market value	4,494	—
Distributions payable	750,000	—
Deferred income taxes	—	327,100
Income taxes payable	1,549,521	427,818

TOTAL LIABILITIES	7,783,781	10,461,678

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	6,803,500	5,618,681

STOCKHOLDERS' EQUITY

Common stock, $0.001, par value; 100,000,000 shares authorized;	25,750	18,159
25,750,000 and 18,159,547 issued and outstanding as of September 30, 2007 and December 31, 2006, respectively
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	—	—
Deferred stock compensation	(3,750,000)	—
Additional paid-in capital	29,641,445	348,255
Accumulated other comprehensive income (loss), net of income taxes	(352,191)	1,001,664
Retained earnings	103,178	20,657,745

TOTAL STOCKHOLDERS' EQUITY	25,668,182	22,025,823

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,255,463	$38,106,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month and nine month periods ended September 30, 2007 and 2006 (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES
Private placement, underwriting and advisory fees	$9,083,610	$5,268,924	$48,457,281	$22,503,260
Gains (losses) on securities & principal transactions, net	(1,796,635)	(540,982)	1,403,644	6,007,722
Commissions	1,326,007	1,303,194	4,932,243	3,630,176
Conference fees	—	—	719,009	748,532
Other income	149,798	52,736	475,580	134,146

TOTAL REVENUES	8,762,780	6,083,872	55,987,757	33,023,836

EXPENSES
Employee compensation and benefits	4,945,970	4,015,298	31,487,909	13,523,657
Conferences	208,375	437,939	2,352,867	2,108,386
Professional fees	1,891,977	1,341,883	4,604,520	3,829,474
Business development	656,734	415,576	2,090,278	1,295,101
Communication and data processing	575,186	355,415	1,464,593	983,505
Office	139,681	137,813	541,560	379,979
Occupancy and equipment rentals	348,226	265,992	953,624	517,593
Subscriptions and research	6,943	17,285	85,927	211,817
Insurance	215,664	103,431	517,632	289,493
Clearance and execution charges	109,017	44,685	206,867	146,644
Depreciation and amortization	141,355	155,355	466,167	379,157
Miscellaneous	483,485	68,116	756,849	241,475

TOTAL EXPENSES	9,722,613	7,358,788	45,528,793	23,906,281

OPERATING INCOME (LOSS)	(959,833)	(1,274,916)	10,458,964	9,117,555

INTEREST EXPENSE	2,978,709	—	3,771,570	—

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTERESTS	(3,938,542)	(1,274,916)	6,687,394	9,117,555

INCOME TAXES EXPENSE	834,474	42,570	1,172,254	391,907

INCOME (LOSS) BEFORE MINORITY INTERESTS	(4,773,016)	(1,317,486)	5,515,140	8,725,648

MINORITY INTERESTS IN (INCOME) LOSS OF SUBSIDIARIES	1,077,825	(296,259)	816,775	(2,014,349)

NET INCOME (LOSS)	$(3,695,191)	$(1,613,745)	$6,331,915	$6,711,299

OTHER COMPREHENSIVE INCOME

Reclassification adjustment for realized gains on investments	—	—	(1,001,664)	—
Unrealized (loss) gain on investment, net of income taxes	(352,191)	1,187,640	(352,191)	1,187,640

COMPREHENSIVE INCOME (LOSS)	$(4,047,382)	$(426,105)	$4,978,060	$7,898,939

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	24,330,826	18,159,547	20,239,245	18,159,547
Diluted	24,330,826	18,159,547	21,328,663	18,482,723

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic	$(0.15)	$(0.09)	$0.31	$0.37
Diluted	$(0.15)	$(0.09)	$0.30	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine month period ended September 30, 2007 (unaudited)

					Accumulated
					Other		Total
	Common Stock		Deferred Stock	Additional Paid	Comprehensive	Retained	Stockholders'
	Shares	Amount	Compensation	In Capital	Income	Earnings	Equity
Balance-January 1, 2007	18,159,547	$18,159		$348,255	$1,001,664	$20,657,745	$22,025,823
Reclassification adjustment for realized gain on investments, net of income taxes					(1,001,664)		(1,001,664)
Issuance of warrants				1,134,615			1,134,615
Beneficial conversion feature of debentures				1,134,657			1,134,657
Contribution of tax benefit to the Corporation by the LLC Members				2,075,316			2,075,316
Enthrust's equity at the time of the exchange	350,627	351		(12,161)		11,810
Recapitalization of LLC's (Holding) accumulated deficit at the time of the exchange				(2,909,614)		2,909,614
Stock issued for conversion of debentures	5,970,099	5,970		20,426,288			20,432,258
Stock issued for investment in RRCG (excluding its investment in Holding)	519,727	520		2,034,466			2,034,986
Issuance of restricted stock to employee	750,000	750	(3,750,000)	3,749,250
Distributions						(29,807,906)	(29,807,906)
Stock based compensation				1,660,373			1,660,373
Unrealized loss on investments, net of income taxes					(352,191)		(352,191)
Net income						6,331,915	6,331,915
Balance, September 30, 2007	25,750,000	$25,750	(3,750,000)	$29,641,445	$(352,191)	$103,178	$25,668,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30,
2007 and 2006 (unaudited)

	For The Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,331,915	$6,711,299
Adjustments to reconcile net income to net cash provided by
operating activities:
Minority interests in subsidiaries	(816,775)	2,014,349
Minority share of the Company's contributions in subsidiaries, net	(12,922)	61,388
Depreciation and amortization	466,167	379,157
Stock based compensation	1,660,373	244,276
Realized gain on available for sale investments	(1,001,664)	—
Write off of goodwill	375,717	—
Interest (amortization of debt discount and deferred
financing costs)	3,771,569	—
Deferred income taxes benefit	(507,546)	—
Changes in operating assets and liabilities:
Securities owned, marketable	(1,697,114)	(118,713)
Securities owned, non-marketable	(387,516)	(2,616,969)
Private placement and other fees receivable	2,265,329	(1,684,634)
Due from clearing broker	896,773	(1,144,871)
Prepaid expenses	(767,328)	173,316
Deposit with clearing broker	(3,465)	(3,268)
Other assets	—	70,357
Securities sold, not yet purchased, at market value	4,494	(2,235)
Accrued compensation payable	(4,049,900)	2,672,523
Accounts payable and accrued expenses	(1,624,392)	737,361
Income taxes payable	1,099,197	327,000
Investment in affiliate	470,724	—
Conference deposits	1,219,191	857,710

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,692,827	8,678,046

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(128,176)	(645,361)
Acquisition of public shell subsidiaries	(463,748)	(60,000)
Investment in RRCG (excluding its investment in Holding)	159,815	—

NET CASH USED IN INVESTING ACTIVITIES	(432,109)	(705,361)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issurance of senior convertible debentures and
warrants	20,000,000	—
Deferred financing costs	(1,070,039)	—
Contribution by (distribution to) minority owners of subsidiaries	1,997,675	(187,876)
Distributions to members	(18,923,979)	(4,165,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,003,657	(4,352,876)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,264,375	3,619,809

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,386,868	1,946,050

CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,651,243	$5,565,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

	For The Nine Months
	Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$520,947	$56,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of beneficial interest in securities	$10,133,927

Estimated additional distribution with respect to pre-exchange members' income taxes	$750,000

Issuance of restricted stock to employee	$3,750,000

Public offering costs	$222,000

Conversion of senior convertible debentures and accrued interest	$20,432,258

Investment in RRCG:
Working capital deficit (excluding cash)	$19,300
Investment in RRPR	(2,670,485)
Deferred income taxes liability	776,014
Capital stock issued at par value	520
Additional paid in captial	$2,034,466
Cash received with investment	$159,815

Acquisition of interest in Newtown Lane:
Fair value of net assets assumed	$6,104
Goodwill recognized on purchase	(486,693)
Minority interest in fair value of net assets acquired	16,841
Net cash paid in acquiring interest in Newtown Lane	$(463,748)

Contribution of income taxes benefit to the Corporation from the LLC Members	$2,075,316

Acquisition of interest in Twin Lakes:
Fair value of net liabilities assumed		$42,114
Goodwill recognized on purchase		(102,114)
Cash paid to acquire interest in Twin Lakes		$(60,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Organization, Nature of Operations and Basis of Presentation

     Rodman & Renshaw Capital Group, Inc. (the “Company”) is a Delaware holding company which, through its various subsidiaries, is engaged in the investment banking business. The Company’s principal operating subsidiary is Rodman & Renshaw, LLC (the “Broker-Dealer”), a Delaware limited liability company formed on June 20, 2002. The Broker-Dealer is registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”).

     On July 10, 2007 Rodman & Renshaw Holding, LLC (“Holding”) consummated a reverse acquisition through an exchange transaction with its subsidiary, Enthrust Financial Services, Inc. (“Enthrust”), which was a non-operating public “shell” company. For accounting purposes, Holding is treated as the continuing reporting entity and the acquisition has been treated as a recapitalization of Enthrust with Holding as the acquirer. On August 31, 2007, Enthrust changed its name to “Rodman & Renshaw Capital Group, Inc.” The historical financial statements of the Company prior to July 10, 2007 are those of Holding.

       Exchange Transaction

     On July 10, 2007 (the “Exchange Date”), pursuant to an Exchange Agreement dated as of July 10, 2007 (the “Exchange Agreement”), the beneficial owners of the outstanding debt and equity securities of Holding consummated a reorganization transaction (the “Exchange”) with Enthrust. As a result of the Exchange, the beneficial owners of Holding’s debt and equity securities became stockholders of Enthrust. Prior to the Exchange, Enthrust was not engaged in any trade or business and its common stock was listed on the OTC Bulletin Board. In addition, prior to the Exchange, Holding owned 80% of Enthrust indirectly through a subsidiary.

     The Exchange consisted of the following: (i) Paul Revere, LLC, a Delaware limited liability company (“Paul Revere”), contributed its 70% membership interest in Holding to Enthrust in exchange for 12,711,683 shares of Enthrust’s common stock, par value $.001 per share (the “Common Stock”); (ii) the stockholders of R&R Capital Group, Inc. (“RRCG”), which owned 30% of Holding and 25.5% of RRPR, LLC (“RRPR”), a Delaware limited partnership, contributed all of their RRCG shares to Enthrust in exchange for 5,967,591 (including 519,727 shares attributable to the 25.5% interest in RRPR) shares of Common Stock; (iii) the holders of the Debentures and the Warrants (see Note 7) issued by Holding contributed those securities to Enthrust in exchange for 5,970,099 shares of Common Stock and warrants to purchase 1,355,600 shares of Common Stock at $7.00 per share; and (iv) options held by Holding employees to purchase up to 2,848,370 shares of Holding’s shares at prices ranging from $0.409 per share to $8.24 per share were exchanged for options to acquire up to 5,278,071 shares of Common Stock at prices ranging from $0.22 to $4.45 per share. In contemplation of the Exchange, on July 9, 2007, two Enthrust stockholders contributed 250,715 and 42,143 shares of Common Stock, respectively, to the capital of Enthrust. In addition, immediately after the Exchange, the 1,707,144 shares of Common Stock held indirectly by Holding were cancelled. These 2,000,002 shares were retired and returned to the status of authorized but unissued shares. As a result, after the Exchange, the former beneficial owners of Holding’s debt and equity securities owned 98.6% of Enthrust’s issued and outstanding shares of Common Stock.

     On the Exchange Date: (i) Enthust’s president and chief financial officer resigned; (ii) Enthrust’s sole director appointed Holding’s president as a director of Enthrust; (iii) the two Enthrust directors appointed the officers of Holding as the officers of Enthrust; (iv) the two

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Enthrust directors appointed the other directors of Holding to be the directors of Enthrust, effective as of the tenth following the date on which Enthrust mailed an Information Statement pursuant to Rule 14f-1 promulgated under the Exchange Act to its stockholders; and (v) the original director of Enthrust resigned effective as of the date the directors of Holding became the directors of Enthrust. The Rule 14f-1 Information Statement was mailed on July 12, 2007 and the Holding directors became directors of Enthrust on July 23, 2007.

     Given that immediately after the Exchange: (i) the former holders of Holding’s debt and equity securities owned 98.6% of the Company’s issued and outstanding shares of Common Stock; (ii) the officers of Holding became the officers of the Company; (iii) the directors of Holding became the directors of the Company; (iv) the Company changed its name to “Rodman & Renshaw Capital Group, Inc.,” to reflect the corporate identity of the Company; and (v) Enthrust was not engaged in any trade or business prior to the Exchange so that after the Exchange its only business is the business that had previously been conducted by Holdings; for accounting purposes: (a) Holding was treated as the acquirer; (b) the historical financial statements of Holding become the Company’s historical financial statements; and (c) the Exchange was accounted for as a reverse acquisition and recapitalization of the Company.

     Historical members’ equity of Holding prior to the Exchange was retrospectively adjusted for the par value of equivalent number of shares received by the members’ of Holding. Transaction costs incurred in connection with the Exchange have been charged directly to equity only to the extent of the cash received; costs in excess of cash received are charged to expense.

NOTE 2 - Summary of Significant Accounting Policies

     Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, the changes in stockholders’ equity for the nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007 and 2006. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2007.

     Certain information and footnote disclosures normally included in financial statements that are prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

     These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006 as filed with the SEC.

     Net Income (Loss) Per Share

      Net income (loss) per share for periods prior to the Exchange was retroactively adjusted to reflect the number of equivalent shares of Common Stock received by Holding’s members. Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period based upon the weighted average number of common shares outstanding during the period excluding non-vested shares.

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Diluted net income (loss) per share is computed on the same basis, including, if dilutive, common share equivalents which include:(i) warrants, stock options and non-vested common shares of stock, based on the Treasury stock method; and (ii) shares underlying convertible debentures based on the if-converted method, with an adjustment to net income (loss), if applicable, for interest expense, amortization and the write-off of debt discounts and deferred financing costs. The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the three- and nine-month periods ended September 30, 2007 and 2006:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average number of	24,330,826	18,159,547	20,239,245	18,159,547
common shares outstanding, basic
Common shares upon exercise of	—	—	973,255	323,176
options
Common shares upon exercise of	—	—	100,488	—
warrants
Common shares upon vesting of	—	—	15,675	—
non-vested shares
Conversion of senior convertible	—	—	—	—
debentures to common shares
Weighted average number of
common shares outstanding,	24,330,826	18,159,547	21,328,663	18,482,723
diluted

     Securities that could potentially dilute earnings per share in the future that were not included in the computation of weighted average number of common shares outstanding – diluted consists of 7,452,013 and 7,045,987 shares, respectively, for the three and nine months ended September 30, 2007, and 2,713,493 and 2,390,317 shares, respectively, for the three and nine months ended September 30, 2006, as their inclusions along with the corresponding adjustment to net income (loss), would be anti-dilutive.

     Principles of Consolidation

     All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries of the Company. In accordance with Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” the Company’s unaudited condensed consolidated financial statements also include the accounts of a limited partnership for which the Company is the general partner. In accordance with Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-owned Subsidiaries—an amendment of ARB No. 51, with related

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

amendments of APB Opinion No. 18 and ARB No. 43, Chapter 12,” all majority-owned subsidiaries have been consolidated beginning on the date the respective interest was acquired.

     Valuation of Securities Owned - Marketable and Non-Marketable

     Marketable securities consist of: (i) publicly traded unrestricted common stocks in which the Company has the intent and the ability to sell in the short term (“trading securities”); and (ii) publicly traded unrestricted common stocks in which the Company has the intent to sell but not the ability to sell in the short term due to low volume or illiquidity (“available for sale securities”). Trading securities are valued at the closing price on the valuation date, with any realized and unrealized gains or losses reflected in the condensed consolidated statements of income as gains (losses) on securities and principal transactions, net. Available for sale securities are valued at the closing price on the valuation date, with any unrealized gains or losses reflected as a component of accumulated other comprehensive income in the condensed consolidated statements of stockholders’ equity, and any realized gains or losses reflected in the condensed consolidated statements of income as gains (losses) on securities and principal transactions, net.

     Non-marketable securities consist of: (i) non-tradable warrants exercisable into common stock of public companies (“non-tradable warrants”); (ii) restricted common stock in publicly held companies (“restricted securities”); (iii) common stock and preferred stock in privately held companies and partnerships where the Company has less than a 20% voting interest and has no significant influence (“securities in privately-held entities”); and (iv) convertible notes and notes receivables in privately held companies (“debt securities in privately-held companies”). Non-tradable warrants are valued at intrinsic value based on the closing price at the date of the valuation, as the Company has the intent and the ability to exercise and sell in the short term, at the closing price. Restricted securities, securities in privately-held entities and debt securities in privately-held companies are carried at cost. Any realized and unrealized holding gains or losses derived from non-marketable securities are reflected in the consolidated statements of income as realized gains (losses) on securities and principal transactions, net, respectively. Interest on debt securities in privately-held companies is included in the condensed consolidated statements of income and comprehensive income as other income. The Company accounts for gains and losses on the sale of marketable and non-marketable securities under the specific identification method.

     Revenue Recognition

     Private placement fees arising from securities offerings in which the Broker-Dealer acts as an underwriter or agent, along with fees earned from providing financial advisory services are recognized at the time the transaction is consummated. The Company recognizes advisory fee revenue ratably over the terms of the related contracts.

     Proprietary securities transactions, gains and losses from the sale of securities owned, commission revenue and commission expense are recorded on a trade-date basis. Profit and loss arising from all securities transactions entered into for the account and risk of the Company are recorded on a trade-date basis.

     The Company receives conference deposits from presenters, which are recorded as a liability and then recognized as revenue when the conference is conducted. The Company also makes advance payments for conference facilities, entertainment and related costs, which are recorded as prepaid expenses and then recognized when the conference is conducted.

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Debt with Equity Instruments

     On March 1, 2007, Holding, in a private placement transaction, issued $20,000,000 face value of the Debentures and warrants to purchase equity interests in Holding (the “Warrants”) to certain accredited investors (“Investors”) in exchange for $20,000,000 cash.

      In accordance with the guidance provided by EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” Holding determined that the aggregate purchase price of $20,000,000 should be allocated to the Debentures and the Warrants based on their relative fair values, with $1,134,615 attributable to the relative fair value of the Warrants being recorded as a debt discount on the Debentures. On March 1, 2007, the Debentures were recorded on the condensed consolidated statement of financial condition at a value of $18,865,385, with the debt discount credited to members’ equity, to be accreted over the life of the Debentures.

      The fair value of the Warrants was determined based on the Black-Scholes model, which requires the input of highly subjective assumptions, including the expected share price volatility. Given that Holding’s shares were not publicly traded, Holding developed an expected volatility figure based on a review of the historical volatilities, over a period of time equivalent to the expected life of the Warrants, of similarly positioned public companies within its industry, during the early stages of their life as a public company. In applying the Black-Scholes model, Holdings used the following assumptions:

Risk free interest rate	4.54%
Weighted average expected life of Warrants (years)	3.0
Expected volatility of Company’s common stock	33%
Expected dividends	—

     In addition, based on the intrinsic value method, Holding recorded an additional debt discount of $1,134,657 at March 1, 2007, related to the beneficial conversion feature of the Debentures after taking into account the value of the Warrants issued.

     On July 10, 2007, the Debentures were exchanged in consideration for shares of Common Stock as part of the Exchange, and the unamortized debt discount was charged to interest expense and are included in the statements of operations. (See Note 7.)

     Income Taxes

     Prior to the Exchange, Holding filed consolidated Federal income tax and combined New York State and New York City Unincorporated Business Tax (“UBT”) returns. However, as a limited liability company, Holding was not subject to Federal or state income taxes. Rather, Paul Revere and RRCG, the members of Holding, were taxed on Holding’s Federal and state taxable income. Accordingly, there was no provision or liability for Federal or state income taxes recorded, except for the UBT’s effective tax rate of 4%. Subsequent to the Exchange, the Company is subject to Federal and state corporate income taxes and an appropriate provision has been made based upon an effective tax rate of approximately 45%.

     Deferred tax assets and liabilities are determined based on the difference between the condensed consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In addition, the Company also recognizes deferred tax assets for future tax benefits, to the extent that realization of such benefits is more likely than not to occur.

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     As of the Exchange Date, deferred tax assets and liabilities, based upon an effective tax rate of approximately 45%, was credited to additional paid in capital as part of the recapitalization of Holding from an LLC to a corporation.

     In June 2006, the FASB issued Interpretation No. 48, “Accounting of Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted FIN 48 effective with its 2007 fiscal year. Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company’s financial statements. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision.

     Use of Estimates

     The preparation of condensed financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Concentrations of Credit Risk

     The Broker-Dealer is engaged in trading and provides a broad range of securities brokerage and investment services to institutional clients as well as private placement services to business entities. Counterparties to the Broker-Dealer’s business activities include broker-dealers and clearing organizations, banks and other financial institutions.

     The Broker-Dealer uses a clearing broker to process transactions and maintain client accounts on a fee basis. The Broker-Dealer permits the clearing firm to extend credit to a client secured by cash and securities in the client’s account. The Broker-Dealer’s exposure to credit risk associated with the non-performance by its clients and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of clients and counterparties to satisfy their obligations to the Broker-Dealer. The Broker-Dealer has agreed to indemnify its clearing brokers for losses incurred while extending credit to the Broker-Dealer’s clients. The Broker-Dealer’s policy is to review, as necessary, the credit standing of its clients and counterparties. Amounts due from clients that are considered uncollectible are charged back to the Broker-Dealer by the clearing brokers when such amounts become determinable.

     Securities sold but not yet purchased commit the Broker-Dealer to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, the Broker-Dealer must acquire the securities at market prices, which may exceed the values reflected on the statement of financial condition.

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The Company maintains cash with major financial institutions. Cash is insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. The uninsured cash bank balances were approximately $18,414,359 at September 30, 2007. The Company believes that it is not exposed to any significant credit risks for cash.

     Stock Based Compensation

     Effective January 1, 2006, the Company adopted SFAS 123R and adopted the modified prospective method with respect to its accounting for the transition to SFAS 123R.

     On May 22, 2007, the Company granted options to employees to purchase 919,541 shares of Holding, at an exercise price of $8.24. In applying the Black-Scholes model during the six months ended June 30, 2007, the Company used the following assumptions:

Risk free interest rate	4.76%
Weighted average expected life of options (years)	3.5
Expected volatility of Company’s common stock	33%
Expected dividends	—

     In the Exchange, 2,848,370 outstanding options held by employees having exercise prices ranging from $0.41 to $8.24 were exchanged for options to acquire up to 5,278,071 shares of Common Stock having exercise prices ranging from $0.22 to $4.45 per share. (See Note 12.)

NOTE 3 - Recent Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. SFAS 157 is effective for interim and annual financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on its financial condition, results of operations and cash flows.

     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the first annual period beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on its financial condition, results of operations and cash flows.

     Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - Securities Owned and Sold, Not Yet Purchased

     Securities owned and sold, not yet purchased, consist of trading and investment securities, as follows:

	September 30, 2007	December 31, 2006
	(unaudited)

Marketable securities are as follows:

Trading securities, at market value	$7,530,239	$5,394,180
Available for sale securities	—	1,900,862
	$7,530,239	$7,295,042

Non-marketable securities are as follows:

Non-tradable warrants	$—	$6,505,508
Restricted securities	1,248,767	3,853,984
Securities in privately-held entities	—	757,157
Debt securities in privately-held companies	477,500	681,164
	$1,726,267	$11,797,813

NOTE 5 – Investment in Affiliate

     On February 28, 2007, Holding distributed to its members, Paul Revere and RRCG, 85% of its beneficial interest in certain warrants and other securities and retained the remaining 15%. (See Note 12.) Simultaneous with the distribution, Holding, Revere and RRCG assigned their respective beneficial interests in these warrants and other securities to RRPR, LLC (“RRPR”), a Delaware limited liability company, which was formed on February 6, 2007 for the purpose of managing these assets, in exchange for membership interests in RRPR in proportion to their respective ownership percentages. Holding retained bare legal title to these assets pursuant to a nominee agreement with RRPR, which controls all decisions regarding the assets, is entitled to all sales proceeds and other benefits, bears the risk of loss, and can demand conveyance of the legal title at any time. As a result of the Exchange, the Company received an additional 25.5% membership interest in RRPR indirectly through RRCG. In accordance with APB Opinion No.18, the Company’s investment in RRPR is accounted for under the equity method. Beginning July 1, 2007, RRPR’s management changed its strategy with respect to the securities owned by RRPR and has no intent to sell them in the short-term. Therefore, any unrealized gains or losses associated with the investment in RRPR, net of income taxes, have been recorded under other comprehensive income. For the three and nine months ended September 30, 2007, the Company recorded its share of RRPR’s net income, of approximately $11,880 and $46,167, respectively, and other comprehensive loss, net of income taxes of $352,191 and $352,191, respectively, in the unaudited condensed consolidated statements of operations and comprehensive income (loss), as applicable.

NOTE 6 – Deferred Financing Cost

     The Company incurred investment banking, legal and due diligence fees totaling $1,070,039 associated with the issuance of the Debentures and Warrants. (See Note 7.) These fees are treated as deferred financing costs. For the portion of the three and nine months ended September 30, 2007 through the Exchange Date (July 10, 2007), amortization expense of $10,152 and $136,039, respectively, were recorded. Upon the Exchange, the remaining unamortized balance of $934,000 was written off. All the amounts were included in interest expense in the unaudited condensed consolidated statements of operations.

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – Senior Convertible Debentures and Warrants

     On March 1, 2007, the Company, in a private placement transaction, issued the Debentures and the Warrants to the Investors in exchange for $20,000,000 in cash. The Debentures had a maturity date of December 31, 2009 and bore interest at 6% per annum, payable at the earlier of the maturity date or at the time of conversion or redemption of the Debentures. The Debentures, including any accrued interest, were convertible into shares of Holding’s common stock, at any time, at the election of the holders, at a conversion price of $7.00 per share, subject to certain adjustments. The Warrants were exercisable at any time on or before March 1, 2010, at the election of the holder, and entitled the holders to purchase up to 714,286 shares of Holding’s common stock at an exercise price of $7.70 per share, subject to certain adjustments. In connection with the sale of the Debentures and Warrants, the Company incurred $1,070,039 of debt issuance costs.

     As part of the Exchange, the holders of the Debentures and the Warrants exchanged those securities (and accrued interest on the Debentures) for an aggregate of 5,970,099 shares of Common Stock and warrants to purchase 1,355,600 shares of Common Stock at an exercise price of $7.00 per share.

     In accordance with the guidance provided by EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the aggregate purchase price of $20,000,000 to the Debentures and the Warrants based on their relative fair values, with $1,134,615 allocated to the Warrants recorded as a debt discount on the Debentures. In addition, the Company recorded an additional debt discount of $1,134,657 at March 1, 2007 related to the beneficial conversion feature of the Debentures (the “BCF”) after taking into account the value of the Warrants. The debt discount and the amount allocated to the beneficial conversion feature were credited to members’ equity and were to be accreted over the life of the Debentures. For the portion of the three and nine months ended September 30, 2007, through the Exchange Date (July 10, 2007), amortization of $21,530 and $288,503, respectively, were recorded on the debt discounts. As a result of the Exchange, the aggregate unamortized balances of the debt discount related to the Warrants and the BCF in the amount of $1,980,769 was written off. All the amounts were included in interest expense in the unaudited condensed consolidated statements of operations.

     At all times while any of the Debentures remained outstanding, the Company was required to maintain $5,000,000 of key man life insurance on each of its then President, Chief Executive Officer and a Senior Managing Director, as well as maintain cash balances, together with its subsidiaries, of at least $3,000,000. The Company was in compliance with these requirements throughout the period during which the Debentures were outstanding.

     In connection with the sale of the Debentures and the Warrants, the Company agreed to enter into a Registration Rights Agreement with the holders of the Debentures, which would require it or its successor to file a resale registration statement with the SEC within 90 days after certain “trigger events.” The Exchange was a “trigger event” and, in connection therewith, the Company entered into a Registration Rights Agreement with the former holders of the Debentures. In furtherance of the Company’s obligations under the Registration Rights Agreement, the holders’ shares were included in the Registration Statement that was declared effective by the SEC on October 16, 2007. (See Note 13.)

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – Goodwill

     On August 8, 2007, the Company acquired a 72% ownership interest in a public “shell” company (Newtown Lane Marketing, Incorporated). The purchase price for the interest was $480,000 and the Company made an additional contribution of $50,000 associated with the acquisition. Of the total amount, $486,693 was determined to be in excess of the value of the net underlying assets acquired and was classified as goodwill.

     As part of the Exchange costs, the Company wrote-off the goodwill associated with the acquisition of Enthrust in the amount of $375,717.

NOTE 9 - Commitments and Contingencies

     Lease Commitments

     As of September 30, 2007, the Company is committed under a lease for approximately 16,000 square feet of space on the 16th Floor at 1270 Avenue of the Americas, New York, New York. The lease expires in July 2008. In July 2007, the Company vacated the 28th floor of that building following the expiration of the lease for those premises. The Company is actively seeking replacement office space in New York City.

     Employment Agreements

     On December 22, 2006, the Company entered into an employment agreement with its Chairman that provides for an annual base salary of $250,000, as well as additional compensation as defined in the agreement. Effective June 26, 2007, the employment agreement with the Chairman was modified to eliminate a bonus that was based on net income.

     On March 1, 2007, the Company entered into three-year employment agreements with three senior managing directors of the Broker-Dealer who are also senior executives of the Company and members of its board of directors (the “Board”). Under the terms of the agreements, which commenced on March 1, 2007 and continue until February 28, 2010, unless extended or earlier terminated in accordance with their terms, the Company is required to pay annual base salaries of $150,000 to each executive ($450,000 in the aggregate), plus incentive compensation under a bonus plan. The bonus for these executives will be calculated at the discretion of the Compensation Committee of the Board, based upon the overall revenue and profits of the Company for each fiscal year commencing on or after January 1, 2007, as well as, the overall productivity of each executive as determined by the Compensation Committee, subject to the Company’s total compensation and benefits expense with respect to all employees, which includes cash and non-cash compensation but does not include equity based compensation granted prior to September 30, 2007 and insurance premiums paid in respect of “key man” life insurance policies for the Company’s benefit, for the fiscal year not exceeding 55% of gross revenues. For the three and nine months ended September 30, 2007, these three individuals received aggregate compensation of $112,500 and $262,500, respectively.

     In August 2007, the Company entered into an employment with its new Chief Executive Officer (“CEO”). The material terms of the agreement are as follows: (i) the employment period began September 4, 2007 and terminates December 31, 2009, unless extended or earlier terminated in accordance with its terms; (ii) the agreement can be extended indefinitely for additional one year periods unless either party gives the other 90-days written notice of its intent not to renew the agreement; (iii) the CEO’s base salary will be $150,000 per year; (iv) the CEO is

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

entitled to incentive compensation as follows: (A) for fiscal 2007 -- $616,666; (B) for fiscal 2008 -- $800,000 plus $1,050,000 if total consolidated gross revenues for fiscal 2008 exceed 110% of total consolidated gross revenues for fiscal 2007; (C) for fiscal 2009 -- $800,000 plus $1,050,000 if total consolidated gross revenues for fiscal 2009 exceed 120% of total consolidated gross revenues for fiscal 2007; and (iv) the CEO will be included as a participant in the Company’s Executive Bonus Plan (described below). Further, the agreement provided for: (i) a grant of 750,000 shares of restricted stock to the CEO on the commencement date of his employment (September 4, 2007) that vest ratably over a three-year period commencing on the first anniversary date of the grant; and (ii) a grant of 750,000 stock options to the CEO at a price equal to the public offering price per share in the Company’s underwritten public offering. (See Note 13.) On October 16, 2007, the CEO was granted 750,000 stock options at an exercise price of $5.00. Finally, if the Company does not extend the agreement beyond its stated December 31, 2009 expiration date, the agreement provides for the payment to the CEO, in consideration for his covenant not to compete, a lump sum payment equal to nine times his monthly salary amount (which is equal to one-twelfth his average base and incentive compensation for the year preceding such termination). For the three and nine months ended September 30, 2007, compensation of approximately $12,500 was paid to the CEO under this agreement.

     Executive Bonus Plan

     In August 2007, the Compensation Committee and the Board unanimously approved the Company’s Executive Bonus Plan. The Executive Bonus Plan was subsequently ratified by the Company’s stockholders on August 31, 2007. The Executive Bonus Plan replaced and superseded the previously existing bonus plan that had been included in the employment agreements with three senior executives of the Company. The material terms of the Executive Bonus Plan are as follows: (i) the plan is for a term of five years; (ii) the initial participants are four of the Company’s senior executives; (iii) all awards under the Executive Bonus Plan are determined by the Compensation Committee in its sole and absolute discretion; (iv) no participant may receive, in any single year, an amount exceeding 25% of the Company’s consolidated gross revenues for that year; and (v) in no event shall the Company’s total compensation and benefits expense for any fiscal year, after taking into account the aggregate amount awarded under the Executive Bonus Plan (but excluding any equity compensation granted by the Company prior to September 30, 2007), exceed 60% of the Company’s total consolidated revenues for such fiscal year.

     Litigation

     During the year ended December 31, 2006, as a result of actions taken by a former employee against the Company, the Company filed a proceeding against the former employee with FINRA and the United States District Court for the Southern District of New York (“SDNY”), in which it alleged various claims against the employee including but not limited to; trademark infringement and dilution, cyber-squatting, cyber-piracy, defamation and tortuous interference with business relations. In connection with each of these actions, the Company is seeking compensatory and punitive damages. In response to these actions filed against the former employee by the Company, the employee filed counterclaims with the SDNY seeking compensatory and punitive damages against the Company for breach of contract, defamation and declaratory relief. The Company is not in a position to predict or assess the likely outcome of these proceedings, nor is it in a position to estimate the range of any potential loss. As of September 30, 2007, there have been no material developments with respect to the litigation.

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     By letter dated April 10, 2006, FINRA advised the Company that it was reviewing matters related to the circumstances surrounding the termination of the former employee and requested that the Company produce documents in connection with that review. By letter dated April 11, 2006, FINRA withdrew its request, to avoid regulatory duplication, upon learning that the SEC was also reviewing the same events. By letter dated May 1, 2007 following the SEC’s termination of its investigation, and in connection with its own investigation, FINRA requested the production of certain information and documentation. The Company produced all information and documentation responsive to the May 1, 2007 letter. Subsequently, by letter dated July 24, 2007, FINRA requested additional information and documentation. The Company produced all information and documentation responsive to the July 24, 2007 letter. By letter dated August 6, 2007, FINRA requested the interviews of certain employees of the Broker-Dealer affiliate and the Company continues to cooperate fully with that request.

NOTE 10 - Net Capital Requirements

     The Broker-Dealer is subject to various regulatory requirements, including the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1). These regulations place limitations on certain transactions, such as repaying subordinated borrowings, paying cash dividends, and making loans to a parent, affiliates or employees. Broker-dealers are prohibited from such transactions which would result in a reduction of its total net capital to less than 120% of its required minimum net capital. Moreover, broker-dealers are required to notify the SEC before entering into any such transactions, which if executed, would result in a reduction of 30% or more of its excess net capital (net capital less the minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer.

     At September 30, 2007, the Broker-Dealer had net capital of $14,308,098, which was $14,058,098 in excess of its required net capital of $250,000.

NOTE 11 - Income Taxes

     Through the Exchange Date, Holding was an LLC, subject to UBT income taxes at a 4% effective tax rate. Beginning July 11, 2007, the Company is subject to Federal, New York State and New York City corporate income taxes, at an estimated 45% combined effective tax rate. For the year ended December 31, 2007, Holding will file partnership tax returns for the periods beginning on January 1, 2007 and ending on the Exchange Date and the Company will file corporate tax returns for the period beginning July 11, 2007 and ending on December 31, 2007.

     In connection with the Exchange, the Company entered into a Tax Indemnification Agreement with Paul Revere, RRCG and the stockholders of RRCG (“the Indemnities”) pursuant to which the Company agreed to indemnify the Indemnities for any increased taxes attributable to any adjustment to Holding’s tax returns through the Exchange Date. The Company believes that the likelihood of any payment under the indemnification agreement is remote.

     Certain temporary timing differences arose principally as a result of the Exchange and the termination of Holding’s status as a pass-through entity for tax purposes. The relating income tax benefits to the Company amounted to $2,075,316 and was recorded as a deferred income tax asset and as additional paid in capital. The compositions of deferred income taxes assets (liabilities) were as follows as of:

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2007	December 31, 2006
	(unaudited)

Accrued compensation
payable	$1,266,750	$—
Stock Based Compensation
Expenses	912,054	—
Unrealized losses (gains)
on investments	(411,053)	(327,100)

Total	$1,767,751	$(327,100)

     Income tax (benefit) expense included in the statements of operations are comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Current
UBT	$127,992	$42,750	$792,872	391,907
Federal	591,286	—	591,286	—
State and	295,642	—	295,642	—
City

Sub- total	$1,014,920	$42,750	$1,679,800	391,907

Deferred
UBT	$—	$—	$(327,100)	$—
Federal	(120,297)	—	(120,297)	—
State and	(60,149)	—	(60,149)	—
City

Sub-total	$(180,446)	42,750	$(507,546)	$—

Total	$834,474	$42,750	$1,172,254	$391,907

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Deferred income tax benefit included in other comprehensive income (loss) are comprised of the following and was attributable to unrealized losses on the investment in affiliate:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
UBT	$—	$—	$—	$—
Federal	192,000	—	192,000	—
State and	96,000	—	96,000	—
City

Sub-total	$288,000	$—	$288,000	$—

     Holding and its subsidiaries filed consolidated Federal and various state partnership income tax returns in which the initial period of tax reporting for these entities occurred during the year ended December 31, 2004. These income tax returns have not been examined by the applicable Federal and state tax authorities.

NOTE 12 - Equity

     Distributions to Members

      On February 28, 2007, Holding distributed to its members, Paul Revere and RRCG, 85% of its beneficial interest in certain warrants and other securities that were valued at approximately $10.1 million at that date. (See Note 5.)

      On March 16, 2007, and April 27, 2007, the Company distributed cash of $10,740,000 and $1,735,000, respectively, to its members, Paul Revere and RRCG.

     Prior to the Exchange, on July 9, 2007, Holding distributed $5.0 million, and subsequently accrued an additional $750,000 for distributions, to its members, Paul Revere and RRCG, representing the members’ projected income tax liability on Holdings’ taxable income for the Short Year, based on the maximum combined Federal, New York State and New York City income tax rate of 45.498% (the “Maximum Rate”). As soon as reasonably practicable, the Company will calculate Holding’s actual taxable income for the Short Year and then make a final distribution to Paul Revere and the former stockholders of RRCG (pro rata in accordance with their interests in RRCG), in an amount equal to the taxes actually payable with respect to Holding’s Short Year, based on the Maximum Rate, over the amount distributed on July 9, 2007. In the event the amount distributed on July 9, 2007 exceeded the actual taxes payable with respect to the Short Year, based on the Maximum Rate, Paul Revere and the former stockholders of RRCG are obligated to reimburse the Company for the amount of the distribution in excess of the actual taxes payable with respect to the Short Year based on the Maximum Rate.

     Stock-Based Compensation

     The Company recorded $924,733 and $1,660,373 of stock-based compensation for the three and nine months ended September 30, 2007, respectively. The Company recorded $122,138 and $244,276 of stock based compensation for the three and the nine months ended September 30, 2006, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     In accordance with the Exchange, options held by two employees to purchase an aggregate of 796,583 shares of common stock of the Company became immediately vested and as a result, $381,906, representing the unamortized vesting balance, was recorded as stock–based compensation in the unaudited condensed consolidated income statement for the three months ending September 30, 2007. In addition, options held by four employees to purchase an aggregate of 1,384,435 shares of the Company’s common stock became eligible to fully vest after one-year following the date of the Exchange resulting in $63,747 in additional stock compensation expense recorded in the three month period. The unamortized stock-based compensation balance as of September 30, 2007 was $6,377,399 and will be fully amortized through 2010.

A summary of options (with retroactive effect given for the Exchange) outstanding as of September 30, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Amount	Price	Term
Outstanding at January 1, 2007	3,574,148	$ 3.41	4.8 Years
Granted	1,703,923	$ 4.45	4.6 Years
Exercised	—	—	—
Forfeited or Expired	—	—	—
Outstanding at September 30, 2007	5,278,071	$ 3.74	4.7 Years
Exercisable at September 30, 2007	1,142,692	$ 2.62	5.6 Years

     2007 Stock and Incentive Plan

     In August 2007, the Compensation Committee and the Board unanimously approved the Company’s 2007 Stock and Incentive Plan (the “Plan”). The Plan was approved by the Company’s stockholders on August 31, 2007. The material terms of the Plan are as follows: (i) the Plan is administered by a committee made up entirely of “independent” directors; (ii) all employees and directors of and consultants to the Company and its subsidiaries are eligible to receive awards under the Plan; (iii) 5,250,000 shares of Common Stock are reserved for issuance under the Plan; (iv) awards granted pursuant to the Plan include incentive and non-qualified options and restricted stock grants; (v) no participant may receive in any one year awards covering more than 2,000,000 shares of Common Stock; (vi) in the case of option grants, the exercise price may not be less than 100% of the fair market value of a share of Common Stock on the date of grant; and (vii) no award may be granted more than 10 years after the date of the Plan.

     In September 2007, the Company granted 750,000 shares of restricted common stock under the Plan to its new chief executive officer, valued at $3,750,000 and recorded as deferred compensation, which is being amortized over a three-year vesting period until earned.

NOTE 13 – Subsequent Events

     Public Offering

     On July 19, 2007, the Company filed a Registration Statement on Form S-1 with the SEC (the “Registration Statement”). As amended, the Registration Statement covered (i) 9.2 million

RODMAN & RENSHAW CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

shares of Common Stock to be sold by the Company in an underwritten public offering taking into account up to 1.2 million shares covered by an over-allotment option granted to the underwriters (the “Offering”) and (ii) the resale of 7,325,699 shares of Common Stock held by the former holders of the Debentures, including 1,355,600 shares underlying the warrants issued to them in the Exchange. The Registration Statement was declared effective on October 16, 2007 and the Offering closed on October 19, 2007 resulting in net proceeds to the Company of $37.2 million, after taking into account the underwriting discount but before taking into account other offering expenses. The shares registered on behalf of the former holders of the Debenture are subject to a 180-day “lock-up” agreement with the underwriters that expire on April 13, 2008.

     For the period ended September 30, 2007, $222,000 has been recorded as deferred offering costs in the unaudited condensed statement of financial condition.

     In October 2007 the Company granted 10,000 options to purchase shares of its common stock to each of the six outside independent members of its Board as compensation for services, with an exercise price of $5.00 per share, vesting over a three-year period and expiring in 2017.

     In October 2007, the Company’s management, in consultation with the Board of Directors, determined that the Company’s asset management operation, as presently constituted, was not central to its strategic development. Accordingly, the Company decided to terminate its asset management operation in the fourth quarter of 2007. The Company expects that this decision will not have a material effect on net income in the fourth quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations

     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report.

Overview

     We are a Delaware corporation, formerly named “Enthrust Financial Services, Inc.” (“Enthrust”). Prior to July 10, 2007, Enthrust was a “shell” company with no business or operations. Rodman & Renshaw Holding, LLC (“Holding”) is a Delaware limited liability company and the holding company for Rodman & Renshaw, LLC, a registered broker-dealer, and its other affiliates. Upon completion of the exchange transaction described in note 1 to our financial statements included elsewhere in this report (the “Exchange”), Holding became a wholly-owned subsidiary of Enthrust, and the beneficial owners of all of the equity and debt securities of Holding became stockholders of Enthrust. In August 2007, Enthrust changed its name to “Rodman & Renshaw Capital Group, Inc.” All references to “us,” “we,” and “our” refer to Holding and its direct and indirect subsidiaries before the Exchange and to Rodman & Renshaw Capital Group, Inc. and its direct and indirect subsidiaries after the Exchange.

     We are a full service investment bank dedicated to providing investment banking services to companies that have significant recurring capital needs due to their growth and development strategies. We also provide research and sales and trading services to institutional investor clients that focus on those types of companies. Since 2003, we have been a leading investment banking firm to the biotechnology sector, a capital intensive market segment, as well as a leader in the PIPE and RD transaction markets.

     Through AcumenBioFin™, our division dedicated exclusively to the life science sector, we provide a broad range of investment banking services to biotechnology, specialty pharmaceutical, medical device and other companies operating in the life science sector. Our current business began in 2002 when we made the strategic decision to focus on the biotechnology sector and to build an integrated investment banking platform to service this sector. This was based, in part, on our belief that the biotechnology sector was underserved by the investment banking community as a result of: (i) consolidation, beginning in the 1990’s, of well-established middle market and boutique investment banks with and into larger financial institutions; and (ii) a significant downturn in capital market activity in the biotechnology sector beginning in 2001.

     In furtherance of our strategy, we recruited investment bankers, research analysts, traders and institutional sales people with expertise in the biotechnology sector from other investment banks, from academia and from companies that operate in this sector. As a result, many members of our biotechnology “team” have PhDs or other advanced medical or scientific degrees. With this expertise, we have been able to better understand the potential performance of the products under development by, and the regulatory environment impacting, biotechnology companies and to evaluate general economic and business trends affecting those companies. We believe the experience and talent of our professionals enable us to deliver the specialized advice and differentiated services our clients’ demand, which has resulted in a significant amount of repeat business.

     As we continued to expand our capital raising efforts for biotechnology companies, we concluded that many of the financing strategies and transaction structures that we have developed for companies in the biotechnology sector could be equally effective for companies operating in other sectors of the economy. Applying our financing know-how, understanding of the financing needs of capital intensive companies and appreciation of the concerns and goals of institutional investors that invest in such companies, we have begun to leverage our performance and reputation as a leading investment bank in the biotechnology sector to expand our product-based expertise and business reach to other sectors with similar financing needs. During the past 21 months, we completed investment banking transactions for companies in the environmental services, business services, technology, security, oil and gas, retail and logistics sectors, in addition to continuing to grow our presence in the biotechnology sector.

     Our activities as an investment banking firm constitute a single business segment, with the following principal sources of revenue:

  investment banking fees, which are derived from corporate finance activities and strategic advisory services;

  realized and unrealized gains with respect to securities held for our own account;

  commissions on sales and trading activities;

  conference fees; and

  other miscellaneous sources of revenues, such as interest and dividends.

     While we have multiple sources of revenue, most of our revenues are derived from our investment banking services and consist of private placement, underwriting and strategic advisory fees earned upon the successful completion of financing or other types of corporate transactions, such as mergers, acquisitions and dispositions. We do not separately prepare report or analyze financial data or operating results, such as operating expenses, profit and loss or assets, for our various operating units. For example, our sales and trading unit generates commission revenues and incurs various expenses specifically related to their activities, such as execution and clearing charges. Similarly, our life science conferences generate fees from attendees and presenters but also have expenses related to facility usage, food and beverage, and entertainment.

Business Environment

     Market conditions and valuations for companies in the life science sector, as well as general market conditions, can materially affect our financial performance. While we have experienced significant revenue growth over recent periods, the nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year-to-year and quarter-to-quarter depending on whether and when transactions are completed and the number, size and type of transactions completed.

     Historically, the first and fourth quarters are our highest revenue-generating periods, although we cannot be certain that this trend will continue. Recent volatility in the capital markets, however, may lead to disruptions that delay or eliminate revenue opportunities during the remainder of the fiscal year. Consistent with historical trends for both us and the industry generally, we expect fourth quarter revenues for 2007 to be significantly higher than revenues for the third quarter of 2007.

     We incurred significant non-recurring expenses in the third quarter of 2007 that were directly related to the Exchange. Most of these expenses were non-cash charges. Accordingly, we do not believe that our statement of operations as reported in accordance with GAAP accurately reflects our operating results. Accordingly, we also use non-GAAP calculations with respect to income before income tax expense, income tax expense, net income, compensation and benefit expense, compensation ratio and basic and diluted earnings per share as an additional metric to aid in understanding and analyzing our financial results for the three and nine months ended September 30, 2007. These calculations eliminate the non-recurring expenses directly related to the Exchange. We believe that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance.

A limitation of utilizing non-GAAP measures for income before income tax expense, income tax expense, net income, compensation and benefit expense, compensation ratio and basic and diluted earnings per share is that GAAP effects of those events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results.

     In October 2007, we determined that our asset management operation, as presently constituted, was not central to our strategic development and injected disproportionate volatility into our financial performance. Accordingly, we decided to terminate our asset management operation in the fourth quarter of 2007. We expect that this decision will not have a material effect on our net income in the fourth quarter and will eliminate significant potential revenue volatility.

Results of Operations

     The following table sets forth our revenues, expenses, net income or loss and comprehensive income or loss for the three and nine-month periods ended September 30, 2007 and 2006. The financial information for the three and nine-month periods ended September 30, 2007 and 2006 is derived from our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Private placement, underwriting and strategic advisory fees	$9,083	$5,269	$48,457	$22,503
As a percentage of total revenues	103.7%	86.6%	86.6%	68.1%
Gains (losses) on securities & principal transactions, net	(1,796)	(541)	1,404	6,008
As a percentage of total revenues	-20.5%	-8.9%	2.5%	18.2%
Commissions	1,326	1,303	4,932	3,630
As a percentage of total revenues	15.1%	21.4%	8.8%	11.0%
Conference fees	—	—	719	749
As a percentage of total revenues	0.0%	0.0%	1.3%	2.3%
Other revenues	150	53	475	134
As a percentage of total revenues	1.7%	0.9%	0.8%	0.4%
Total Revenues	$8,763	$6,084	$55,987	$33,024

Expenses:
Employee compensation and benefits	$4,946	$4,015	$31,488	$13,524
As a percentage of total revenues	56.4%	66.0%	56.2%	41.0%
Conference fees	208	438	2,353	2,108
As a percentage of total revenues	2.4%	7.2%	4.2%	6.4%
Professional fees	1,892	1,342	4,604	3,829
As a percentage of total revenues	21.6%	22.1%	8.2%	11.6%
Business development	657	416	2,090	1295
As a percentage of total revenues	7.5%	6.8%	3.7%	3.9%
Communication and data processing	575	355	1,465	984
As a percentage of toal revenues	6.6%	5.8%	2.6%	3.0%
Other expenses	1,445	793	3,529	2,167
As a percentage of total revenues	16.5%	13.0%	6.3%	6.6%
Total Expenses	$9,723	$7,359	$45,529	$23,907
As a percentage of total revenues	111.0%	121.0%	81.3%	72.4%
Operating Income(Loss)	(960)	(1,275)	10,458	9,117
Interest Expense	2,978	—	3,771	—
Income (loss) before income taxes and minority interests	($3,938)	($1,275)	$6,687	$9,117
As a percentage of total revenues	-44.9%	-21.0%	11.9%	27.6%
Income taxes expenses(benefit)	834	43	1172	392
Minority Interest in (income) loss of subsidiaries	1,077	(296)	817	(2014)
Net income	($3,695)	($1,614)	$6,332	$6,711
As a percentage of total revenues	-42.2%	-26.5%	11.3%	20.3%
Reclassification adjustment for realized gain on investments	—	—	(1,002)	—
Unrealized gain on investments	(352)	1,188	(352)	1187
Comprehensive income (loss)	(4,047)	(426)	$4,978	$7,898
As a percentage of total revenues	-46.2%	-7.0%	8.9%	23.9%

Three months ended September 30, 2007 and 2006

      Total revenues for the quarter ended September 30, 2007 were $8.8 million, representing an increase of 44% over total revenues of $6.1 million in the corresponding prior-year period. Total expenses for the quarter ended September 30, 2007 were $9.7 million, representing an increase of $2.3 million, or 31.1%, compared to total expenses of $7.4 million in the corresponding prior-year period. For the quarter ended September 30, 2007, we reported a net loss of $3.7 million compared to a net loss of $1.6 million in the corresponding prior-year period, an increase of 131.3% . The net loss reported for the current year period was a result of approximately $4.4 million of non-recurring expenses, including $3.8 million of non-cash charges, which were incurred in connection with the Exchange. The expenses include the following:

  approximately $3.0 million of interest expense reflecting the unamortized balance of the debt discount and beneficial conversion feature attributable to the Debentures that had been issued by Holding in March 2007 and exchanged for shares of Common Stock in the Exchange;

  approximately $0.4 million of stock compensation expense attributable to the accelerated vesting of options as a result of the Exchange;

  approximately $0.4 million of goodwill attributable to Enthrust that was written-off as a result of the Exchange; and

  approximately $0.6 million of professional fees incurred in connection with the Exchange.

     On a non-GAAP basis, without taking into account the foregoing expenses, total expenses and net income for the 2007 period were $8.4 million and $.03 million, respectively.

Three Month Non-GAAP Financial Measures

      The table below reconciles our income before income tax expense, income tax expense, net income, compensation and benefit expense, compensation ratio and basic and diluted earnings per share in accordance with GAAP and on a non-GAAP basis for the three months ended September 30, 2007 excluding the non-recurring expenses relating to the Exchange:

(Dollars in thousands, except per share information)
		Reconciliation		Non-GAAP
Three months ended September 30, 2007:	GAAP Basis	Amount		Basis
Employee compensation and benefits	$4,946	$(384)	(a)	$4,562

Income before income tax expense (benefit)	(3,938)	4,329		391

Income tax expense (benefit)	834	608	(b)	1,442

Net Income (Loss)	$(3,695)	$3,721	(c)	$26

Compensation ratio (d)	56.4%			52.1%

Earnings per share:
Basic and diluted	$(0.15)	$0.15		$ *

Weighted average number of common shares
outstanding:
Basic and diluted	24,330,826		(e)	24,330,826

* Less than $0.01, per share

(a)	The adjustment represents the pre-tax expense with respect to the acceleration of amortization of vesting of stock awards in connection with the Exchange.

(b)	The adjustment with respect to income tax expense (benefit) represents the elimination of a portion of the tax benefit resulting from the non-recurring expenses in connection with the Exchange.

(c)	The adjustment with respect to net income reflects the after-tax effects of the elimination of the non- recurring expenses in connection with the Exchange.

(d)	The compensation ratio was calculated by dividing employee compensation and benefit expense by total revenues.

(e)	The basic and diluted weighted average number of common shares outstanding were not adjusted.

Revenues

     Total revenues for the quarter ended September 30, 2007 were $8.8 million, representing an increase of 44% over total revenues of $6.1 million in the corresponding prior-year period. Investment banking revenues for the three months ended September 30, 2007 were $9.1 million compared to $5.3 million for the three months ended September 30, 2006, representing an increase of $3.8 million, or 72%. This increase is due primarily to our execution of larger and more profitable transactions, which we believe is a direct result of staffing increases in our investment banking group and our increasing visibility and credibility with both issuers and institutional investors which has enabled us to seek and secure larger engagements. Private placement and underwriting revenue for the third quarter of 2007 was $6.9 million as compared to $5.2 million in the corresponding 2006 period, an increase of 33%. In the 2007 period, $5.2 million of private placement and underwriting revenue, or 76%, was derived from financing transactions in the healthcare sector compared to $4.8 million, or 93%, in the prior-year period. In the 2007 quarter, we completed 12 financing transactions with an average transaction size of $26 million, compared to 11 transactions with an average size of $13.0 million in the corresponding prior-year period.

     Strategic advisory fees for the three months ended September 30, 2007 were $2.2 million, representing an increase of $2.15 million, or 4,300% compared to the corresponding prior-year period. A total of $0.6 million in fees, or 28%, was derived from transactions in the healthcare sector, with $1.6 million in fees, or 72%, from transactions in the non-healthcare sector.

     For the third quarter of 2007, we reported a net loss of $1.8 million on securities and principal transactions, including losses incurred in our asset management operation, compared to a loss of $0.5 million in the corresponding prior-year period. With respect to the loss incurred in the 2007 period, $1.3 million was reported by the fund that we manage and the balance reflects net losses on investments. We believe that market volatility was the major contributor to this loss.

     We earned commissions of $1.3 million for the three months ended September 30, 2007 comparable to the $1.3 million for the three months ended September 30, 2006. Commission income is attributable to the volume of shares traded for our customers, which, in turn, is related to a number of factors including the overall strength of the capital markets, the number of traders and institutional sales personnel and investor interest in our research products.

     Other revenues for the three months ended September 30, 2007 totaled $0.15 million compared to $0.05 million for the three months ended September 30, 2006, an increase of $0.1 million. Other revenues for the third quarter of 2007 and 2006 consisted primarily of interest and dividend income.

Expenses

     Total expenses for the third quarter ended September 30, 2007 were $9.7 million compared to $7.4 million for the three months ended September 30, 2006, an increase of $2.3 million, or 31.1% . For the 2007 period, total expenses constituted 111.0% of revenues as compared to 121.0% for the 2006 period. As discussed above, the increase in expenses generally reflects an expansion of our operating platform as well as approximately $1.4 million in non-recurring expenses in connection with the Exchange.

     Employee compensation and benefits expense for the three months ended September 30, 2007 was $4.9 million compared to $4.0 million for the three months ended September 30, 2006, an increase of $.9 million, or 22.5% . Employee compensation and benefits expense for the 2007 period constituted 56% of revenues compared to 60% for the 2006 period .The increase in employee compensation and benefits expense is due in part to approximately $0.4 million in non-recurring stock compensation expense associated with the accelerated vesting of options as a result of the Exchange and an overall increase in personnel from September 30, 2006 to September 30, 2007. For the current year, we have targeted employee compensation and benefits expense at 55% of total revenues.

     For the three months ended September 30, 2007, other operating expenses were $4.8 million compared to $3.3 million for three months ended September 30, 2006, an increase of $1.5 million, or 46%. $1.0 million of this increase was attributable to an increase in professional fees and a goodwill write-off, both of which were directly related to the Exchange. Other areas of increase include business development expenses, which increased by $0.2 million, communication and data processing expenses, which increased by $0.2 million, and insurance expense which increased by $0.1 million.

Interest expense

     Interest expense for the three months ended September 30, 2007 was $3.0 million, a non-recurring charge representing the unamortized portion of the debt discount and beneficial conversion feature on the Debentures written off to interest expense in connection with the Exchange. There was no interest expense for the corresponding prior-year period.

Nine months ended September 30, 2007 and 2006

     Total revenues for the nine months ended September 30, 2007 were $56.0 million, representing an increase of 70% over total revenues of $33.0 million in the corresponding prior-year period. Total expenses for the nine months ended September 30, 2007 were $45.5 million, representing an increase of $21.5 million, or 90% compared to total expenses of $24.0 million in the corresponding prior-year period. For the nine months ended September 30, 2007, net income was $6.3 million compared to net income of $6.7 million in the corresponding prior-year period, a $0.4 million decrease, or 6%. Total expenses and net income for the 2007 period take into account approximately $5.7 million of non-recurring expenses, including $4.5 million of non-cash expenses, related to the Exchange. These expenses include the following:

  Interest expense of approximately $3.8 million reflecting interest expense and the unamortized balance of the debt discount and beneficial conversion feature of the Debentures;

  Compensation expense of approximately $0.4 million attributable to the accelerated vesting of options as a result of the Exchange transaction;

  A write-off of approximately $0.4 million of goodwill attributable to Enthrust;

  Professional fees of approximately $0.9 million;

  An advisory fee associated with the placement of the Debentures of approximately $.2 million.

     On a non-GAAP basis, without taking into account the foregoing expenses, total expenses and net income for the 2007 period were $43.6 million and $11.2 million, respectively.

     The table below reconciles our income before income tax expense, income tax expense, net income, compensation and benefit expense, compensation ratio and basic and diluted earnings per share in accordance with GAAP and on a non-GAAP basis for the nine months ended September 30, 2007 excluding the non-recurring charges relating to the Exchange:

(Dollars in thousands, except per share information)
		Reconciliation		Non-GAAP
Nine months ended September 30, 2007:	GAAP Basis	Amount		Basis
Employee compensation and benefits	$31,488	$(384)	(a)	$31,104

Income before income tax expense (benefit)	6,687	5,745		12,432

Income tax expense (benefit)	1,172	888	(b)	2,060

Net Income (Loss)	$6,332	$4,857	(c)	$11,189

Compensation ratio (d)	56.2%			55.5%

Earnings per share:
Basic	$0 .31	$0.24		$0.55
Diluted	$0 .30	0.22		$0.52

Weighted average number of common shares
outstanding:
Basic	20,239,245		(e)	20,239,245
Diluted	21,328,663		(e)	21,328,663

(a)	The adjustment represents the pre-tax expense with respect to the acceleration of amortization of vesting of stock awards in connection with the Exchange.

(b)	The adjustment to income tax expense (benefit) reflects the elimination of a portion of the tax benefit resulting from the non-recurring expenses in connection with the Exchange.

(c)	The adjustment to net income reflects the after-tax effects of the elimination of non-recurring expenses in connection with the Exchange.

(d)	The compensation ratio was calculated by dividing employee compensation and benefit expense by total revenues.

(e)	The basic and diluted weighted average number of common shares outstanding were not adjusted.

Revenues

     Total revenues for the nine months ended September 30, 2007 were $56.0 million, representing an increase of 70% over total revenues of $33.0 million in the corresponding prior-year period. For the nine months ended September 30, 2007, investment banking revenues were $48.5 million, an increase of 115% over investment banking revenues of $22.5 million in the corresponding prior-year period. The increase in investment banking revenues was primarily attributable to larger financing transactions. For the nine months ended September 30, 2007, private placement and underwriting revenue was $43.3 million, an increase of $22.1 million, or 96%, over private placement and underwriting revenue in the corresponding 2006 period. Also, in the 2007 period, $34.4 million of private placement and underwriting revenues, or 79%, was derived from financing transactions in the healthcare sector compared to $15 million, or 71%, in the corresponding prior-year period. In the nine months ended September 30, 2007, we completed 26 financing transactions which raised an aggregate of $988 million. In the 2006 period, we completed 27 financing transactions which raised an aggregate of $509 million.

     Strategic advisory fees for the nine months ended September 30, 2007 were $5.1 million, representing an increase of $4.7 million, or 1,175% over the corresponding prior-year period, with $1.3 million, or 25%, of advisory revenue derived from transactions in the healthcare sector and $3.8 million, or 75%, from non-healthcare sectors.

     For the nine months ended September 30, 2007, net gains from securities and principal transactions, were $1.4 million compared to $6.0 million for the corresponding 2006 period, a decrease of 77%. This decrease is due primarily to net losses incurred by the fund we manage in our asset management operation of approximately $0.8 million in the 2007 nine month period, and the result of two warrant positions having been exercised and sold for an aggregate gain of approximately $3.7 million in the corresponding 2006 nine month period. The balance of the decrease was attributable to market volatility in the third quarter of 2007.

     We earned commissions of $4.9 million for the nine months ended September 30, 2007 compared to $3.6 million for the nine months ended September 30, 2006, an increase of $1.3 million, or 36%. The increase was primarily attributable to an increase in the volume of shares traded for our customers, which, in turn, is attributable to a number of factors including the overall strength of the capital markets, an increase in the number of traders and institutional sales personnel and increasing investor interest in our research products.

     Other revenues for the nine months ended September 30, 2007 totaled $1.2 million compared to $0.9 million for the nine months ended September 30, 2006, an increase of $0.3 million or 33%. Other revenues for the first nine months of 2007 and 2006 consisted primarily of interest and dividend income and conference fees.

Expenses

     Total expenses for the nine months ended September 30, 2007 were $45.5 million compared to $24.0 million for the corresponding prior-year period, an increase of $21.5 million, or 90%. For the 2007 period total expenses constituted 81% of revenues compared to 72% for the 2006 period. The increase in expenses generally reflects an expansion in personnel and related costs as we continue to focus on growth and includes significant cash and non-cash expenses associated with the Exchange.

     Employee compensation and benefits expense for the nine months ended September 30, 2007 was $31.5 million compared to $13.5 million for the 2006 period, an increase of $18.0 million, or 133%. These amounts do not include distributions to members in lieu of compensation, which totaled $12.8 million for the 2007 period and $4.2 million for the 2006 period. Employee compensation and benefits expense for the 2007 period constituted 56% of revenues compared to 41% for the corresponding prior-year period. The overall increase in employee compensation and benefits expense and the higher ratio are due primarily to: (i) approximately $0.4 million in the acceleration of vesting of employee stock compensation in connection with the Exchange; (ii) an overall increase in personnel and related expenses; and (iii) payouts to senior managing directors hired in 2006. For the current year, we have targeted employee compensation and benefits expense at 55% of total revenues, not taking into account equity awards granted prior to September 30, 2007 and insurance premiums paid in respect of “key-man” life insurance policies for the Company’s benefit.

     For the nine months ended September 30, 2007, other operating expenses were $14.0 million compared to $10.4 million for comparable 2006 period, an increase of $3.6 million, or 35%. $4.4 million included in other operating expenses was attributable to non-recurring expenses related to the Exchange. The key components of this increase were professional fees, which increased by $0.8 million, business development expenses, which increased by $0.8 million, occupancy and equipment rental expenses, which increased by $0.5 million, communication and data processing expense, which increased by $0.5 million, insurance expense, which increased by $0.2 million, conference expenses, which increased by $0.3 million, and miscellaneous expenses, including the write-off of goodwill, increased by $0.5 million.

Interest expense

     Interest expense for the nine months ended September 30, 2007 was $3.8 million, of which $3.0 represents the unamortized portion of the debt discount and beneficial conversion feature on the Debentures that was written off in connection with the Exchange and $0.8 million reflects accrued interest on the Debentures from March 1, 2007, the date of issuance, through July 10, 2007, the date of the Exchange. There was no interest expense for the corresponding prior-year period.

Liquidity and Capital Resources

     We have historically satisfied our capital and liquidity requirements through cash generated internally from operations. In addition, in March 2007, we completed a $20 million private placement to accredited investors (the “Private Placement”) and in October 2007 we completed the Offering, which generated net proceeds of approximately $37.2 million.

     At September 30, 2007, we had liquid assets, consisting of cash and cash equivalents and due from clearing broker, of $21.1 million and working capital of $23.9 million. At December 31, 2006, we had liquid assets of $12.8 million and working capital of $24.2 million.

     The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, are generally paid quarterly, although in some cases annually.

     As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Securities and Exchange Act of 1934, as amended. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At September 30, 2007 and December 31, 2006, we had excess net capital of $14.3 million and $1.0 million, respectively. Regulatory net capital requirements may change based on investment and underwriting activities.

     Because of the nature of settlement transactions in our investment banking and brokerage business, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our current level of equity capital, combined with funds anticipated to be provided by operating activities, will be adequate to meet our liquidity and regulatory capital requirements for at least the next 12 months.

Cash Flows

     For the nine months ended September 30, 2007, we had a net increase in cash and cash equivalents of $9.3 million. Operating activities provided cash of $7.7 million and financing activities provided cash of $2.0 million. The primary components of cash provided by operations were: (i) net income of $6.3 million; (ii) an decrease of $3.2 million in “due from clearing broker” and “private placement and other fees receivables,” (iii) an increase of $1.2 million in conference deposits; (iv) a increase in prepaid expenses of $.8 million; and (v) an increase in stock based compensation of $1.7 million offset by: (i) a realized gain on available for sale investments of $1.0 million; and (ii) a decrease of approximately of $4.6 million in operating payables. Cash provided by financing activity constituted $20.0 million of gross proceeds from the Private Placement and a $2.0 million contribution by minority owners of subsidiary offset by $19.0 million of distributions to members and $1.0 million of deferred financing costs related to the Private Placement. Our cash and cash equivalents were $19.6 million at September 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market-making and investment activities.

     We trade in equity securities as an active participant in both listed and OTC equity markets. We maintain securities in inventory to facilitate our market-making activities and customer order flow. Although we do not engage in proprietary trading, we may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business, including establishing position limits by product type and industry sector, closely monitoring inventory turnover, maintaining long and short positions in related securities, and using exchange-traded equity options and other derivative instruments. We do not use derivatives for speculative purposes.

     In connection with our trading business, management also reviews reports appropriate to the risk profile of specific trading activities. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities seek to ensure that trading strategies are within acceptable risk tolerance parameters, particularly when we commit our own capital to facilitate client trading. Our accounting department is actively involved in ensuring the integrity and clarity of the daily profit and loss statements, to the extent that we maintain trading positions for a period longer than one day. Activities include price verification procedures, position reconciliation and review of transaction booking. We believe that these procedures, which stress timely communications between our traders and senior management, are important elements of the risk management process.

Equity Price Risk

     Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in both listed and OTC equity markets as well as our investment portfolio. We attempt to reduce the risk of loss inherent in our inventory of equity securities by establishing position limits and monitoring inventory turnover to mitigate our market risk profile.

Interest Rate Risk

     Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities as well as convertible debt securities and incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. Interest rate risk is managed through the use of short positions in U.S. government and corporate debt securities and other instruments.

Credit Risk

     Our broker-dealer subsidiary places and executes customer orders. The orders are then settled by an unrelated clearing organization that maintains custody of customers’ securities and provides financing to customers.

     Through indemnification provisions in our agreement with our clearing organization, customer activities may expose us to off-balance-sheet credit risk. We may be required to purchase or sell financial instruments at prevailing market prices in the event a customer fails to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. We seek to control the risks associated with brokerage services for our customers through customer screening and selection procedures as well as through requirements that customers maintain margin collateral in compliance with governmental and self-regulatory organization regulations and clearing organization policies.

     Most of our cash is held in two depository institutions. Our accounts are insured by the U.S. government but only up to a maximum of $100,000 per account. Our cash balances vary from time to time based on a variety of factors but in most cases are significantly in excess of the insurable limit. As a result, we have exposure on these accounts in the event these financial institutions become insolvent.

Item 4. Evaluation of Disclosure Controls and Procedure

     Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item1. Legal Proceedings

     We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against investment banking firms have been increasing. These risks include potential liability under Federal securities and other laws in connection with securities offerings and other transactions, as well as advice and opinions we may provide concerning strategic transactions. In addition, like most investment banking firms, we could be the subject of claims made by current and former employees arising out of their employment or termination of employment with us. These claims often relate to dissatisfaction with an employee’s bonus or separation payment, or involve allegations that the employee was the subject of some form of discrimination, retaliation or other unlawful employment practice.

     The following constitute our material pending legal proceedings as of the date of this report:

     On or about October 18, 2006, we, as claimant, filed a statement of claim with FINRA against Matthew N. Murray (“Murray”), a former research analyst whom we terminated on March 2, 2006 for engaging in unprofessional conduct (Rodman & Renshaw, LLC v. Mathew N. Murray, FINRA Dispute Resolution Arbitration No. 06–04643). The petition at that time asserted claims for defamation, tortious interference with business relations, breach of fiduciary duty, conversion, breach of contract, and prima facie tort. In that proceeding, we seek compensatory damages against Murray of at least $10,000,000, plus punitive damages of at least $15,000,000, together with certain injunctive relief. The claims relate to wrongful activities allegedly undertaken by Murray.

     On October 6, 2006, we and our senior officers filed an action (the “SDNY Action”) in the U.S. Federal District Court for the Southern District of New York (Rodman & Renshaw, LLC, John Borer, Edward Rubin, Michael Vasinkevich, and Wesley K. Clark v. Mathew N. Murray, U.S. District Court, Southern District of New York, 06 CV 8210 (WHP)), alleging various claims for trademark dilution, trademark infringement, cybersquatting, cyberpiracy, and false designation of origin as a result of various websites allegedly created by or at the instance of Murray using, among other things, the given names and surnames of certain of our principals and high ranking employees. The action, among other things, sought permanent injunctive relief restraining Murray from continuing the acts complained of, as well as compensatory and punitive damages, each in the amount of at least $10,000,000. On October 6, 2006, we and the other plaintiffs moved for a temporary restraining order and preliminary injunction seeking an order enjoining Murray from continuing to maintain the offending websites and directing that the sites be taken down and the domain names transferred to us and to the other plaintiffs. Murray signed an order on October 10, 2006, effectively agreeing to all of our demands, which document was so-ordered by the Court on October 11, 2006. On or about October 17, 2006, Murray filed an answer and counterclaims, which he amended on November 14, 2006, for breach of contract, defamation, and declaratory relief, seeking at least $1,000,000 each in compensatory damages and punitive damages in an amount to be determined at trial. Murray also alleges that he was promised an option to purchase two percent “of Rodman” for “book value.”

      On or about November 17, 2006, the plaintiffs in the SDNY Action moved to sever and dismiss Murray’s counterclaims and Murray moved to stay and preliminarily enjoin the FINRA proceeding or, in the alternative, to stay the SDNY Action. The court heard oral argument on the motions on December 21, 2006, and issued an order dated December 22, 2006, declining to stay the FINRA proceeding; declining to sever and dismiss Murray’s counterclaims; and directing that the SDNY Action be stayed pending the full adjudication of FINRA proceeding.

     On April 9, 2007, the statement of claim in the FINRA proceeding was amended to include the claims first set forth in the complaint in the SDNY Action and to include the individual plaintiffs in the SDNY Action as additional claimants in the FINRA proceeding. On May 24, 2007, Murray filed a motion to dismiss the amended statement of claim, as well as an answer and three counterclaims. Two of the counterclaims seek damages for breach of contract of at least $1.0 million dollars; the third counterclaim seeks damages for defamation of at least $1.0 million dollars, plus additional, but unspecified, compensatory and punitive damages, plus expungement of the Form U-5 that we filed in connection with Murray’s termination. Murray also seeks a declaration concerning his rights and our conduct in connection with the allegations in his answer and counterclaims and in connection with our right to adjudicate our claims in the arbitration. On August 2, 2007, claimants filed a reply to Murray’s counterclaims, an opposition to Murray’s motion to dismiss claimants’ amended statement of claim and a motion to dismiss two of Murray’s counterclaims (the counterclaim seeking damages for breach of contract in connection with Murray’s claim that he had been promised an option to purchase two percent “of Rodman” for “book value” and the counterclaim seeking damages for defamation) as well as his claims for declaratory relief. On or about August 31, 2007, Murray filed an opposition to claimants’ motion to dismiss his counterclaims and claims for declaratory relief, as well as a reply in further support of his motion to dismiss the amended statement of claim. Claimants expect to file their reply in further support of their motion to dismiss two of Murray’s counterclaims as well as his claims for declaratory relief by October 12, 2007. No date has been scheduled with respect to oral argument on the pending dismissal motions. The Panel has set hearing dates (for the FINRA arbitration proceeding) for May 6–8, 2008, inclusive, with additional hearing dates to be scheduled in the future.

     The actions concerning Murray are at a preliminary stage, and although we believe that claimants will prevail on their claims and that they have meritorious defenses to Murray’s counterclaims, we are not in a position at this stage to predict or assess the likely outcome of these proceedings.

     As a result of allegations by Mr. Murray that we terminated him in violation of NASD Rule 2711 (“Rule 2711”) and SEC Regulation AC (“Reg AC”) in retaliation for his desire to downgrade an issuer that he provided research coverage on, the Committee on Finance of the U.S. Senate (“SFC”) and the SEC commenced inquiries, the AG issued a subpoena and FINRA initiated an investigation.

     The SFC, by letter dated May 25, 2006 from its former chairman, Senator Charles E. Grassley (“Grassley”), requested that our Chairman make himself available for an interview with Grassley’s staff and respond to certain questions in connection with Murray’s termination. By letter of the same date, Grassley, along with Senator Max Baucus, who was at that time the ranking member of the SFC, wrote to Christopher Cox, then chairman of the SEC, asking the SEC to conduct a “comprehensive and thorough examination” into our termination of Murray. Both the letter to us and the letter to Cox reference possible violations of Rule 2711 and Reg AC. We responded to the letter from Grassley and our Chairman voluntarily appeared for an interview by Grassley’s staff in July 2006. The last written correspondence from Grassley’s offices to us with respect to this matter occurred in September 2006. Neither former chairman Grassley nor the SFC has contacted us since that date, and the SFC has not, to our knowledge, issued any subpoena in connection with its inquiry.

     By letter dated March 27, 2006, the SEC advised us that it was undertaking an inquiry of us and it requested that we produce documents in connection with that inquiry. Although the letter from the SEC does not specifically reference either Rule 2711 or Reg AC, the documents they requested and our counsel’s conversation with the SEC staff indicated that the focus of the inquiry was Mr. Murray’s allegations. We responded to the SEC inquiry and produced responsive documents to the SEC. In addition, we produced our chief compliance officer for an interview at the SEC.

     By letter dated April 18, 2007, the SEC advised us that its inquiry had been terminated and that no enforcement action had been recommended.

     On or about July 7, 2006, the AG served us with a subpoena containing a number of requests for information and documents concerning, among other things, the termination of Murray. The subpoena does not specifically reference either Rule 2711 or Reg AC. We produced documents and information responsive to the subpoena (including all of the documents that we also had previously provided to the SEC). To our knowledge, the AG has not interviewed any of our employees and we have not received any communication from the AG since the end of August 2006.

     By letter dated April 10, 2006, FINRA advised us that it was reviewing matters related to the circumstances surrounding the termination of Mr. Murray and requested that we produce documents in connection with that review. By letter dated April 11, 2006, FINRA withdrew its request to avoid regulatory duplication upon learning that the SEC was also reviewing the same events. By letter dated May 1, 2007, following the SEC’s termination of its inquiry and in connection with its own investigation, FINRA requested the production of certain information and documentation. We have produced all information and documentation responsive to the May 1, 2007 letter. Subsequently, by letter dated July 24, 2007, FINRA requested additional information and documentation. We produced all information and documentation responsive to the July 24, 2007 letter. By letter dated August 6, 2007, FINRA requested the interviews of certain employees of R&R, our broker-dealer affiliate, and we continue to cooperate fully with FINRA, including with respect to those interviews.

Item 1A. Risk Factors

RISK FACTORS

     An investment in us involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this report. If any of the events or developments described below actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, you may lose all or part of your investment. In addition, it is also possible that other risks and uncertainties that affect our business may arise or become material in the future.

Risks Related to Our Business

We derive a significant portion of our revenues from the life science sector, primarily from biotechnology companies. Adverse developments or a decline in investor interest in this sector could harm our business.

     In 2006 and 2005, 60% and 82%, respectively, of our revenues were derived from the life science sector. For the first nine months of 2007, the percentage was 79%. Although we expect this percentage to decrease as our business grows and we execute our growth strategy, we anticipate that the life science sector (primarily biotechnology companies) will continue to account for the largest portion of our revenues in the foreseeable future. The life science sector is known for its volatility due to a number of factors including the following:

  many companies in this sector rely on a single product or class of products;

  the sector is highly regulated;

  a company’s success and viability depends on the results of clinical trials, which are unpredictable;

  technological developments;

  disposition of patent applications;

  international respect of patents;

  product recalls;

  general economic conditions and political developments;

  global competition; and

  availability of insurance coverage.

Unless we expand into new segments of the economy, our revenue and net profits will continue to be subject to the volatility of the life science sector, which could have a detrimental impact on the price of our securities.

We expect our growth rates to decline and anticipate downward pressure on our operating margins in the future.

     In 2006 and 2005 our total revenues were $64.0 million and $29.3 million, respectively, an increase of 118%. Similarly, in 2006 and 2005 our net income was $16.5 million and $4.5 million, respectively, an increase of 267%. As our business grows and matures, it is unlikely that our growth rate can be sustained at those levels, if at all. We expect that in the future our revenue growth rate will decline and anticipate that there will also be downward pressure on our operating margins. We believe this decline and downward pressure could be the inevitable result of a number of factors, including the following:

  expenses increasing at a greater rate than revenues;

  increasing competition in those segments of the market in which we compete;

  additional costs related to being a public reporting company;

  our inability to execute our growth strategy;

  our lack of liquidity and access to capital; and

  the relative amounts of revenue we earn from our different operating units, which have different profit margins.

If we are unable to manage our future growth successfully, we may not be able to sustain profitability. Continued growth may place significant demands on our operational, administrative and financial resources.

     Our rapid growth has caused, and if it continues, will continue to cause, significant demands on our operational, administrative and financial infrastructure and increase our expenses. If we do not effectively manage our growth, the quality of our services could suffer, which would adversely affect our operating results and our reputation. To effectively manage future growth, we will have to hire, train and manage a larger work force and improve our financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may incur significant additional expenditures to address these issues, further impairing our financial condition and profitability. We cannot assure you that we will be able to manage our growth effectively and any failure to do so could adversely affect our ability to generate revenues and control expenses.

We depend on the services of Mr. Vasinkevich, Mr. Borer and Mr. Rubin, and the loss of their services would have a material adverse effect on us.

     We depend on the efforts and reputations of Michael Vasinkevich, our Vice Chairman, John J. Borer III, formerly our Chief Executive Officer and currently a Senior Managing Director and Head of Investment Banking, and Edward Rubin, our President. Their reputations and relationships with clients and potential clients are critical elements in expanding our businesses, and we believe our historical and future performance is strongly correlated to their involvement to date and their continued involvement in our operations. We entered into employment agreements with each of Messrs. Vasinkevich, Rubin and Borer, which initially expire on February 28, 2010. Each employment agreement then renews automatically for an unlimited number of one-year periods until either party gives a 90-day non-renewal notice. If the executive’s employment terminates for any reason, he is subject to a covenant that prohibits him from competing with us for a period of one year from the date of termination. We cannot assure you that one or more of Messrs. Vasinkevich, Borer and Rubin will not resign, join a competitor or form a competing company or that the non-competition provisions in their employment agreements are enforceable. The loss or reduction of the services of any of Messrs. Vasinkevich, Borer or Rubin, due to death, disability, termination of employment or regulatory restriction, could have a material adverse effect on our operations, including our ability to attract new company clients and to raise capital from institutional investors.

Our client base and the number of products we offer are limited. Our rate of growth will be impaired unless we expand our client base and increase our investment banking revenues.

     We derive most of our revenues from investment banking engagements, including placement agent and underwriting fees and strategic advisory fees, which have the highest profit margins of any of our operating units. For the first nine months of 2007 and for the years 2006 and 2005, investment banking transactions accounted for 86.5%, 67.4% and 61.1%, respectively, of our total revenues. In addition, most of our investment banking revenue derives from publicly-traded companies in the life science sector. From January 1, 2003 through September 30, 2007, we acted as sole or lead manager in connection with 26 financing transactions, of which 21 were or are on behalf of companies in the life science sector. Most of our investment banking clients are public companies and many of them have little or no revenue. From January 1, 2003 through September 30, 2007, our corporate finance transactions ranged from $1.3 million to $163.0 million.

     Although our growth strategy contemplates that we will develop new sources of revenue and expand our sales and trading, strategic advisory, asset management and merchant banking capabilities, our future growth still largely depends on our ability to generate significant placement agent and underwriting fees. To do so, we must: (i) expand into new sectors; (ii) increase the volume of corporate finance transactions in which we act as sole or lead manager; and (iii) actively solicit engagements for larger transactions. Significant factors affecting this strategy include our relatively small size, our lack of familiarity with, and visibility in, sectors other than life science and competition from larger investment banks. We cannot assure you that we will be able to compete effectively for new investment banking engagements. If we are unable to increase our investment banking revenue, our rate of growth will be adversely affected, which may cause the price of our common stock to decline.

Our future success depends on our ability to expand our investment banking services into sectors of the economy other than life science.

     For the nine months ended September 30, 2007, and for the years 2006, 2005 and 2004, revenues from non-life science companies were 26%, 40%, 18% and 15%, respectively, of our total revenues. Since we do not have any particular expertise in sectors other than life science, we rely, in part, on our relationships with institutional investors and private equity funds to introduce us to companies that need capital and on our own ability to identify opportunities to which we can apply our corporate finance know-how. We cannot assure you that we will be able to continue to receive referrals from institutional investor sources. We may hire teams of investment bankers and other professionals with expertise in a particular sector, which would, in the short-term, increase our operating costs. If these costs are not offset with increases in revenues, our profitability will be adversely affected, which may cause the price of our common stock to decline.

PIPE transactions have been subject to intense regulatory scrutiny over the last few years. To the extent the investor interest is reduced as a result, our business will be adversely affected.

     A significant factor in our growth to date has been our leading position as placement agent in PIPE transactions. These transactions usually can be accomplished in less time and at less cost than registered public offerings. Various regulatory and governmental agencies, including the SEC, have been reviewing PIPE transactions. Periodically, we receive requests for information from the SEC and other regulatory and governmental agencies regarding PIPEs in general or regarding specific transactions. In most cases, these communications include a request for copies of transaction documents. We always comply with these requests. If the SEC or any other regulatory agency promulgates regulations that make it more difficult or expensive to consummate PIPE transactions, investors and issuers may prefer other financing strategies, such as registered public offerings. Since underwriting registered public offerings has never been a significant source of revenue for us, any decline in the number of PIPE transactions could have a material adverse impact on our business, operations and financial condition, which may cause the price of our common stock to decline.

Our revenue and profits are highly volatile, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our common stock to decline. In addition, the investment banking sector can be highly volatile, which could adversely impact our revenues and profits.

     We have experienced, and expect to experience in the future, significant variations from period-to-period in our revenues and results of operations. These variations may be attributed in part to the fact that our investment banking revenues, which represent the largest portion of our revenues, are typically earned when the financing or merger or acquisition transaction is consummated, the timing of which is uncertain and largely beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in a successfully completed transaction. As a result, our business depends a great deal on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client could delay or terminate financing transactions because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, adverse market conditions or because its business is experiencing unexpected operating or financial problems. In addition, many companies seeking a financing simultaneously explore a merger or sale option. Our investment banking revenues would be adversely affected if companies for which we are acting as placement agent or underwriter were sold and we were not also engaged as a strategic advisor. If a transaction fails to close, we will earn little or no revenue despite the fact that we may have devoted considerable resources to, and incurred significant out-of-pocket expenses in connection with, the transaction. This risk may be intensified by our focus on companies in the biotechnology sector, which is extremely volatile. As a result, our financial results will likely fluctuate from quarter to quarter based on the timing when fees are earned, which could, in turn, lead to increased volatility in the price of our common stock.

     Market conditions and valuations for companies in the life science sector, as well as general market conditions, can materially affect our financial performance. The nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make our future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year-to-year and quarter-to-quarter depending on whether and when transactions are completed and the number, size and type of transactions completed. In particular, recent volatility in the capital markets may lead to disruptions that delay or eliminate revenue opportunities.

Our corporate finance and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.

     Our investment banking engagements, whether for a financing, a merger or an acquisition transaction, are usually transaction specific as opposed to long-term engagements. As such, we must continually seek new engagements even from companies that have engaged us in the past. For this reason, we believe it is important to nurture strong relationships with our clients. Although we have been successful in securing repeat engagements from clients in the past, our ability to do so on a regular basis is by no means assured. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from new or existing clients, our business, results of operations and financial condition could be adversely affected.

We may invest our own principal capital in equities that have limited liquidity and that expose us to a significant risk of capital loss.

     We use a portion of our own capital in a variety of principal investment activities, including purchasing “shell” companies to be used in connection with future financing transactions and purchasing securities offered in financing transactions for which we are acting as placement agent. We also hold a portfolio of equity securities, including stock and warrants that we received as part of our compensation in connection with acting as a placement agent. Principal investing involves numerous risks, including illiquidity, loss of invested capital and revaluation.

     As part of our growth strategy, we intend to expand our merchant banking operating unit, which may involve purchasing securities in venture capital and other high-risk financings of early-stage, pre-public, mezzanine or turn-around companies. These securities are likely to be restricted as to resale and may, in any event, be highly illiquid. For example, in the case of investments in marketable securities, principal investments could be significant relative to the overall capitalization of the company in which we invest. Resale of a significant amount of these securities might adversely affect their market and/or sales price. Moreover, the companies in which we invest may rely on new or developing technologies or novel business models or concentrate on markets which have not yet developed and which may never develop sufficiently to support successful operations. Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that general market conditions will not cause the market value of our investments to decline. For example, an increase in interest rates, currency fluctuations, a general decline in the stock markets, or other market conditions adverse to companies of the type in which we may invest could result in a decline in the value of our investments or a total loss of our investment. This could materially and adversely impact our financial results and the price of our common stock.

     We may also commit our own capital to facilitate client sales and trading activities. The number and size of these transactions may adversely affect our results of operations. To the extent that we have long positions in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent that we have short positions in any of those markets an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market. These long and short positions and the movement of the market relative to these positions could further contribute to the fluctuations in our revenues and earnings, which, in turn, could contribute to volatility in the price of our common stock.

We face strong competition from other investment banks that serve the biotechnology sector and that specialize in PIPE and RD financing transactions. If we fail to address the challenges posed by this competition, we could lose our leading position in these areas, causing our operating results to suffer.

     The investment banking industry is intensely competitive, and we expect it to remain so for the foreseeable future. This is true in the case of the biotechnology sector as well as in connection with PIPE and RD financing transactions, in which we specialize. We consider our principal competitors to be Banc of America Securities, LLC, C. E. Unterberg, Towbin, Canaccord Adams, Inc., CIBC World Markets, Cowen & Company, LLC, Duetsche Bank Securities, Inc., Jeffries & Company, Inc., Lazard Ltd., Leerink Swann & Co., Lehman Brothers, Inc., Merriman Curhan Ford & Company, Oppenheimer & Co., Inc., Piper Jaffray & Co., RBC Capital Markets, Inc., Roth Capital Partners, LLC, ThinkEquity Partners, LLC and Thomas Weisel Partners, LLC. In addition, as we expand our business into new sectors and new business lines, we will face competition from other firms.

     We compete on the basis of a number of factors, including the scope and quality of services, price, market focus and industry knowledge, client relationships and reputation. Larger firms provide a broader range of investment banking services to their clients than we do.

     We have experienced intense price competition in our various businesses. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co- managers and multiple financial advisors handling transactions, could adversely affect our revenues, even as the size and number of our investment banking transactions may increase. If we do not address these competitive factors successfully, we may not be able to execute our growth strategy or even maintain our existing market share. In either case, our operating results would suffer as would the price of our common stock.

As we grow, we will likely face competition from much larger investment banking firms. In order to compete with them, we may have to increase our operating expenses significantly and/or make larger commitments of capital in our trading and underwriting business. This increases the potential for capital loss, which could adversely impact our operating results.

     We are a relatively small investment bank. Primarily because of the types of transactions in which we specialize and the relatively small size of those transactions, except in rare circumstances, we have avoided competing with larger investment banks. However, we expect this to change as we pursue investment banking opportunities with larger companies and engagements for larger transactions. Larger investment banks not only offer a broader range of products and services than we do, they also have significantly greater financial and marketing resources than we do, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and may have more established relationships with clients than we have. Thus, they are better able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share. For example, many of our larger competitors have the ability to support investment banking with commercial banking, insurance and other financial services, which has resulted, and could further result, in pricing pressure in our businesses.

     In addition, financial services firms have begun to make larger and more frequent commitments of capital in many of their activities. In order to win business, they are increasingly committing to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is typically completed before an investment bank commits to purchase securities for resale. They are willing to provide debt financing out of internal funds, often giving them a significant competitive advantage. Because we do not have the resources to match these investment banking firms, we may be unable to compete as effectively for larger clients and larger transactions. In that case, we may not be able to execute that part of our growth strategy, which could have an adverse impact on our operations and financial condition.

Our ability to retain our senior professionals and recruit additional professionals is critical to our growth strategy and our failure to do so may adversely affect our reputation, business, results of operations and financial condition.

     Our people are our most valuable resource. Our future success depends to a substantial degree on our ability to retain and recruit qualified personnel, particularly senior managing directors. We anticipate that it will be necessary for us to add financial professionals as we pursue our growth strategy. However, we may not be successful in our efforts to recruit and retain the required personnel as the market for qualified financial professionals is extremely competitive. We cannot assure you that our compensation arrangements and non-competition and non-solicitation agreements with our key employees are broad or effective enough to deter or prevent employees from resigning, joining or forming competitors or soliciting our clients. Further, we cannot assure you that we could successfully enforce our rights under those agreements.

     Our ability to obtain and successfully execute the transactions that generate a significant portion of our revenues depends upon the reputation, judgment, business generation capabilities and project execution skills of our senior professionals from investment banking, sales and trading and research. The reputations and relationships of our senior professionals with our clients are a critical element in obtaining and executing client engagements. Accordingly, retaining these particular employees is critical to our future success and growth. Turnover in the investment banking industry is high and we encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds and private equity funds. We have experienced departures of investment banking and other professionals in the past and losses of key employees may occur in the future. As a result of such departures, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals and/or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected.

Our transition to a corporate structure may adversely affect our ability to recruit, retain and motivate our senior managing directors and other key employees, which in turn could adversely affect our ability to compete effectively and to grow our business.

     In connection with our transition to a corporate structure, our senior executives and managing directors may experience significant reductions in their cash compensation or even their overall compensation. We intend to use equity, equity-based incentives and other employee benefits rather than pure cash compensation to motivate and retain our key employees, including our senior executives and managing directors. Our compensation mechanisms as a public company may not be effective, especially if the market price of our common stock declines. In addition, beginning with the current fiscal year, we have agreed to target our total compensation and benefits expense, excluding insurance premiums paid in respect of “key-man” life insurance policies for our benefit and equity-based compensation attributable to awards granted prior to September 30, 2007, to approximately 55% of revenues each year. Although we may increase this percentage for years subsequent to 2007, this agreement could adversely impact the overall compensation our key employees, including our senior executive officers and managing directors, may receive. Our senior executives and managing directors may receive less compensation under this formula than they otherwise would have received before it was adopted and may receive less compensation than they otherwise would receive at other firms. Such a reduction in compensation (or the belief that a reduction may occur) could make it more difficult to retain our key employees, including our senior executives and managing directors. In addition, current or potential managing directors and other employees may be more attracted to the benefits of working at a private partnership and the prospects of becoming a partner at such a firm, or at one of our larger competitors.

Limitations on our access to capital could impair our ability to expand our underwriting businesses.

     Liquidity, or ready access to funds, is essential to financial services firms, including ours. The Broker-Dealer is subject to the net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”), formerly known as the National Association of Securities Dealers Inc. (the “NASD”), and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to expand our underwriting business. Furthermore, there are laws that authorize regulatory bodies to block or reduce the Broker-Dealer’s ability to distribute funds to us. As a result, regulatory actions could impede our access to funds that we need to make payments on obligations or dividend payments. In addition, because we hold equity interests in our subsidiaries, our rights as an equity holder to the assets of these subsidiaries may not materialize, if at all, until the claims of the creditors of these subsidiaries are satisfied.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks.

     Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, and breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances, and, as a result, default risks may arise from events or circumstances that are difficult to detect, foresee or reasonably guard against. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

Our operations and infrastructure and those of the service providers upon which we rely may malfunction or fail.

     We outsource certain aspects of our technology infrastructure, including data centers, disaster recovery systems, and wide area networks, as well as some trading applications. We depend on our technology providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have experienced disruptions on occasion, none of which has been material to our operations or results. However, we cannot guarantee that future disruptions with these providers will not occur or that their impact would not be material.

     We also face the risk of operational failure or termination of relations with any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

     In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure, including electrical, communications, transportation and other services, that support our businesses and the area in which we are located. This may affect, among other things, our financial, accounting or other data processing systems. Nearly all of our employees work in close proximity to each other. Although we have a formal disaster recovery plan in place, if a disruption occurs and our employees are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to implement contingency plans that depend on communication or travel.

     Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have an adverse impact on their integrity and/or viability. If one or more of such events occur, this could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance that we maintain.

Strategic investments or acquisitions and joint ventures, or our entry into new business areas, may result in additional risks and uncertainties in our business.

     Our growth strategy contemplates strategic investments, acquisitions and joint ventures, which involve numerous risks and uncertainties, including the following:

  problems with the effective integration of operations and systems;

  the inability to maintain key pre-acquisition business relationships and integrate new relationships;

  increased operating costs;

  conflicts or disagreements among principals;

  risk of misconduct by employees not subject to our control;

  difficulties in realizing projected efficiencies, synergies and cost savings; and

  exposure to new or unknown liabilities.

     Any future growth of our business, such as the further expansion of our principal investment activities, may require significant resources and/or result in significant unanticipated losses, costs or liabilities. In addition, expansions, acquisitions or joint ventures may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses. In addition, future acquisitions or joint ventures may involve the issuance of additional shares of our common stock, which may dilute the ownership interest of our existing stockholders.

The demands of running a public company could result in additional costs and require our senior management to devote more time to regulatory and other requirements.

     As a public reporting company, we expect to incur an additional $1.0 million to $2.0 million in operating costs annually. These additional costs include the cost to comply with the significant regulatory and reporting requirements under the Exchange Act and other Federal and state securities laws, listing and corporate governance requirements of the exchanges on which our common stock may be listed and the compliance obligations of the Sarbanes-Oxley Act of 2002 (“S-Ox”). Since October 16, 2007, our common stock has been listed and trades on the NASDAQ Global Market. In addition, we intend to hire additional financial reporting, internal control and compliance staff in order to develop and implement appropriate internal controls and reporting procedures. Our historical consolidated financial information does not reflect the added costs that we expect to incur as a public company or the resulting changes that will have occurred in our capital structure and operations.

     Under Section 404 of S-Ox, we will be required to furnish a report assessing our internal controls over financial reporting by March 31, 2008, the last date on which we can file our annual report with the SEC for the fiscal year ending December 31, 2007, and our auditors will be required to deliver a report on the effectiveness of our controls over financial reporting by March 31, 2009, the last date on which we can file our annual report with the SEC for the fiscal year ending December 31, 2008. Our assessment must include disclosure of any “material weakness” in our internal controls over financial reporting. We are not presently in compliance with S-Ox’s internal control requirements. We are reviewing the adequacy of our financial controls and reporting systems and procedures. While we intend to make all necessary changes, it will take a substantial effort on our part to complete the documentation of our internal control and information systems and financial processes, assess their design, remediate any control deficiencies identified in these efforts and test of the design and operation of internal controls. We anticipate that we will need to hire additional accounting and finance staff to achieve appropriate segregation of duties. We cannot assure you that we will be able to complete the required assessment by our reporting deadline or that we can satisfy any applicable standards in subsequent years. An inability to complete and document this assessment or to comply in subsequent years could cause investors to lose confidence in the accuracy or completeness of our financial reports, which could adversely impact the price of our stock. Additionally, ineffective internal controls over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to delisting by any exchange on which our securities are listed.

     In addition, our senior managers do not have experience as officers of a publicly-traded company. Since inception, our senior management has been actively involved in the revenue generating activities of our operations. As the senior executives of a public reporting company, they will now be required to devote more of their time to compliance issues and to develop and implement the internal controls and reporting procedures required by S-Ox, which means they will have less time to devote to business and operational matters and to developing new business. If our senior management is required to devote more time to the additional requirements of managing a public company, and we are unable to successfully transition some or all of the revenue generating responsibilities of our senior management to other suitable professionals, our reputation, business, results of operations and financial condition may be harmed. Also, if we are unable to comply with S-Ox’s internal controls requirements, we may not be able to obtain the independent accountant certifications that S-Ox requires publicly-traded companies to obtain.

Evaluating our prospects in light of our limited operating history and fluctuations in our operating results is difficult.

     We have a limited operating history upon which you can evaluate our business and prospects. Also, because our business is relatively young and is still evolving, our historical operating results may not be useful in predicting our future operating results. As a relatively young enterprise, we face numerous risks and uncertainties, including those relating to our ability to attract and retain clients on a cost-effective basis, expand and enhance our service and product offerings, raise additional capital and respond to competitive market conditions. We may not be able to address these risks adequately, and our failure to do so may harm our business and the value of your investment in our common stock.

     In addition, our operating results may fluctuate because of a number of factors, many of which are outside our control. For this reason, comparing our results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of future performance. Our quarterly and annual expenses as a percentage of revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these results could cause the price of our common stock to decline. Our short operating history and rapid growth do not accurately reflect the cyclical nature of the investment banking business. As our growth slows, we expect this cyclicality may become more apparent and may lead to further fluctuations in our performance and in the price of our common stock.

Our historical and unaudited pro forma financial information may not permit you to predict our costs of operations.

     Our historical consolidated financial information does not reflect the added costs that we expect to incur as a public company or the resulting changes that have occurred in our capital structure and operations as a result of the Exchange. For example, because we historically operated through partnerships and limited liability companies, our profits were only taxed at the owner level. In addition, our pro forma combined financial information does not make any adjustment to our operating expenses in light of our transition to a publicly-traded company. For example, in preparing our unaudited pro forma combined financial information, we deducted and charged to earnings estimated statutory income taxes based on a blended Federal, state and local tax rate, which may be different from our actual tax rate in the future. Thus, neither our historical financial nor our unaudited pro forma combined financial information may be indicative of our actual experience as a public corporation.

We may be required to make substantial payments under certain indemnification agreements.

     In connection with our conversion to corporate form, we entered into agreements that provide for the indemnification of our former members against certain tax liabilities relating to periods before the Exchange Date. We may be required to make substantial payments under these indemnification agreements, which could adversely affect our financial condition.

Risks Related to Our Industry

Difficult market conditions can adversely affect our business in many ways, which could materially reduce our revenue or income.

     Our business is materially affected by conditions in the global financial markets and economic conditions throughout the world. The future market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates, the rate of inflation, currency exchange rates, changes in the regulatory environment, wars, acts of terrorism or political uncertainty. Difficult market and economic conditions, the level and volatility of interest rates, investor sentiment and political events have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. For example, our revenues are directly related to the volume and value of investment banking transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and size of these transactions may decrease, thereby reducing the demand for our services and increasing price competition among financial services companies seeking those engagements. Our results of operations would be adversely affected by any reduction in the volume or size of corporate finance transactions. Similarly, weakness in equity markets and diminished trading volume of securities could adversely impact our sales and trading business. Finally, a general decline in the value of securities would adversely impact our investment portfolio. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

Significantly expanded corporate governance and public disclosure requirements may result in fewer public offerings and discourage companies from engaging in capital market transactions, which may reduce the number of investment banking opportunities available for us to pursue.

     Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted the U.S. Congress, the SEC, the New York Stock Exchange (“NYSE”) and NASDAQ to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forego public offerings or elect to be listed on foreign markets, our underwriting business may be adversely affected. In addition, provisions of S-Ox and the corporate governance rules imposed by self-regulatory organizations and stock exchanges have diverted the attention of many companies away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that either are or are planning to become public companies are incurring significant expenses in complying with the SEC reporting requirements relating to internal controls over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

     The financial services industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, NASDAQ, FINRA and state attorney generals. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities, FINRA or other self- regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or harm our reputation, which could harm our business prospects.

     Financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other Federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted, and regularly review and update, various policies, controls and procedures to address or limit actual or perceived conflicts. However, appropriately addressing conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to appropriately address conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs and additional operational personnel. Failure to adhere to these policies and procedures may result in regulatory sanctions or litigation against us. For example, the research operations of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking professionals at securities firms. Several securities firms in the United States reached a global settlement in 2003 and 2004 with certain Federal and state securities regulators and self-regulatory organizations to resolve investigations into the alleged conflicts of interest of research analysts, which resulted in rules that have imposed additional costs and limitations on the conduct of our business.

Our exposure to legal liability is significant, and damages and other costs that we may be required to pay in connection with litigation and regulatory inquiries, and the reputational harm that could result from legal action against us, could adversely affect our businesses.

     We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, employment claims, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements.

     As an investment banking firm, we depend to a large extent on our reputation for integrity and professionalism to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging to our business than to other businesses. Moreover, our role as advisor to our clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and acquisitions and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including our clients’ stockholders who could bring securities class action suits against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services. However, there can be no assurance that these provisions will protect us or be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could harm our results of operations or harm our reputation, which could adversely affect our business and prospects.

Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

     Recently, there have been a number of highly-publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that adversely affects our business. For example, we often deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our investment management business and our authority over the assets managed by our investment management business. The violation of these obligations and standards by any of our employees would adversely affect us and our clients. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our business could be adversely affected.

Our sales and trading business may be adversely affected by potential changes in industry practices.

     Historically, our clients have paid us for equity research through commissions on trades. Recently, Fidelity Investments, a large fund manager, entered into arrangements with financial institutions of which it is a client, pursuant to which Fidelity agreed to pay separately for trading and research services, a process known as “unbundling.” As a result, the financial institutions will reduce their commission on trades but will charge Fidelity separately for research that they provide. It is uncertain whether “unbundling” arrangements will become an industry trend and, if so, to what extent. Furthermore, if it does become the industry norm, we cannot predict the consequences it will have on our operations in general, or on our sales and trading and research businesses in particular.

If we were deemed an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

     We are not an investment company under the Investment Company Act of 1940 and we intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act of 1940, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would harm our business and the price of our common stock.

Risks Related to Our Common Stock

Historically, there has been a limited public market for our common stock. We cannot assure you that an active trading market for our common stock will ever develop or be sustained.

     Through October 15, 2007, our common stock was listed on the OTC Bulletin Board and traded under the symbol “RDRN.OB.” While listed on the OTC Bulletin Board, our common stock was thinly traded making it difficult to maintain liquidity. Since October 16, 2007, our common stock has been listed on the NASDAQ Global Market and trades under the symbol “RODM.” Nevertheless, we cannot assure you that an established and liquid trading market will develop or continue if it does develop. Accordingly, investors should consider the potential lack of liquidity and the long-term nature of an investment in our common stock prior to investing.

If securities analysts do not publish research or reports about our business or if they downgrade us or our sector, the price of our common stock could decline.

     The trading market for our common stock will depend in part on research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who cover us downgrades us or the industry in which we operate or the stock of any of our competitors, the price of our common stock will probably decline. If one or more of these analysts ceases coverage altogether, we could lose visibility, which could also lead to a decline in the price of our common stock.

The market price and trading volume of our common stock may be volatile.

     The market price of our common stock could be subject to significant fluctuations due to factors such as:

  actual or anticipated fluctuations in our financial condition or results of operations;

  the success or failure of our operating strategies and our perceived prospects and those of the financial services industry in general;

  realization of any of the risks described in this section;

  failure to be covered by securities analysts or failure to meet the expectations of securities analysts;

  a decline in the stock prices of peer companies; and

  a discount in the trading multiple of our common stock relative to that of common stock of certain of our peer companies due to perceived risks associated with our smaller size.

     As a result, shares of our common stock may trade at prices significantly below the price you paid to acquire them. Furthermore, declines in the price of our common stock may adversely affect our ability to raise capital or to recruit and retain key employees, including our managing directors and other key professional employees.

Future sales of our common stock could cause our stock price to decline and your interest may be diluted if we issue additional shares of common stock.

     Sales of substantial amounts of common stock by our executives, employees and other stockholders, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. There are 33,750,000 shares of common stock outstanding, of which 8,350,627 shares of common stock are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”) other than 86,000 shares that are owned by affiliates. The remaining 25,399,373 shares of common stock are available for future sale subject to timing and volume limitations under Rule 144, upon the expiration or waiver of transfer restrictions. Of these shares, 5,970,099 shares are covered by a selling stockholder prospectus. However, those shares are also covered by “lock-up” agreements preventing their sale or transfer prior to April 14, 2008 except in limited circumstances.

     In addition, we may issue additional shares of capital stock or rights or options to acquire such shares in the future in order to raise capital, to consummate an acquisition, to pay for products or services or to attract or retain key employees. Stockholders do not have preemptive rights to any common stock issued by us in the future. Therefore, stockholders may experience dilution of their equity investment if we issue additional shares of common stock in the future, including shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our common stock.

Provisions of our organizational documents may discourage an acquisition of us, which could adversely impact the price of our common stock.

     Our organizational documents may contain provisions that will impede the removal of directors and may discourage a third party from making a proposal to acquire us. The Board of

Directors may have the ability to take defensive measures that could impede or thwart a takeover such as, under certain circumstances, adopting a poison pill or causing us to issue preferred stock that has greater voting rights than our common stock. If a change of control or change in management that our stockholders might otherwise consider to be favorable is prevented or delayed, the market price of our common stock could decline.

We have no current plan to pay dividends on our common stock and investors may lose the entire amount of their investment.

     We have no current plans to pay dividends on our common stock. Therefore, investors will not receive any funds absent a sale of their shares. We cannot assure investors of a positive return on their investment when they sell their shares nor can we assure that investors will not lose the entire amount of their investment.

We are controlled by a limited number of stockholders whose interests may differ from those of our other stockholders.

     Paul Revere, LLC, our largest stockholder, owns 37.7% of our outstanding common stock. Revere is owned one-third by our President and a trust for the benefit of his children and two-thirds by a trust, the beneficiaries of which are the wife and children of our Vice Chairman. In addition, our other senior executive officers collectively own 10.9% of our common stock. As a result, our public stockholders have limited influence over the election of directors, management, company policies or major corporate decisions that require the consent of stockholders owning a majority of our issued and outstanding shares of common stock, such as mergers, consolidations and the sale of all or substantially all of our assets. This could adversely impact the market value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      In September 2007, we issued 750,000 restricted shares of our common stock to Michael Lacovara in connection with the commencement of his employment as our chief executive officer. The issuance of these shares to Mr. Lacovara was exempt under Section 4(2) of the Securities Act as well as Regulation D and Rule 701 promulgated thereunder. The stock certificates representing these shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an available exemption under the Act.

     On October 16, 2007 we sold 8,000,000 shares of common stock in an underwritten public offering pursuant to a registration statement on Form S-1, commission file number 333-144684, declared effective by the U.S. Securities and Exchange Commission on that date. The managing underwriter of the offering was Sandler O’Neill & Partners, L.P. and the co-managers were Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC and Paulson Investment Company, Inc. The public offering price per share was $5.00 and, after underwriting discounts, but before taking into account any other expenses of the offering, the net proceeds to us were $37.2 million. We estimate that the other offering related expenses will total approximately $1.25 million. At September 30, 2007 we had incurred approximately $222,000 of expenses related to the offering. As of the date of this report, except as set forth in the previous sentence, none of the net proceeds of the offering have been used.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On July 26, 2007, the holders of 16,659,297 shares of our Common Stock, representing approximately 66.6% of the outstanding shares of our Common Stock entitled to vote on the July 20, 2007 record date, executed a Written Consent In Lieu of a Special Meeting approving an amendment to our Certificate of Incorporation to change our name to “Rodman & Renshaw Capital Group, Inc.”

     On August 31, 2007, we held a Special Meeting of Stockholders at which the stockholders were presented with proposals to: (i) approve the performance based compensation contained in our employment agreement with Michael Lacovara, our CEO, (ii) approve our 2007 stock and incentive plan; and (iii) approve our executive bonus plan.

     The stockholders approved all of the proposals. The number of votes cast for, against or withheld and the number of abstentions with respect to each matter voted upon, as applicable, is set forth below.

			Against/
		For	Withheld	Abstain
1.	Approval of performance based compensation contained in our employment agreement with its Chief Executive Officer	19,347,292	259	None

2.	Approval of our 2007 Stock and Incentive Plan	19,302,535	15,166	29,850

3.	Approval of our Executive Bonus Plan	19,302,533	15,166	29,852

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2007

RODMAN & RENSHAW CAPITAL GROUP, INC.

By:	/s/ Michael Lacovara
Name: Michael Lacovara
Title: Chief Executive Officer

By:	/s/ Thomas Pinou
Name: Thomas Pinou
Title: Chief Financial Officer