Form 10-K
period 2007-12-31
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2008-03-14
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33737

Rodman & Renshaw Capital Group, Inc.
(Exact name of Company as specified in its charter)

Delaware	84-1374481
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1270 Avenue of the Americas, New York, NY	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
212-356-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $76,820.

          The number of shares outstanding of the registrant’s common stock, $.001 par value, as of March 12, 2008 was 34,945,738 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD LOOKING STATEMENT INFORMATION

          Certain statements made in this Annual Report on Form 10-K are “forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Business

(a) General Development of Business

          Rodman & Renshaw Capital Group, Inc. (“RRCG”) is a Delaware holding company which was organized on December 20, 2006. RRCG, through its various subsidiaries, is engaged in the investment banking business. RRCG’s principal operating subsidiary is Rodman & Renshaw, LLC (the “Broker-Dealer”), a Delaware limited liability company organized on June 20, 2002. The Broker-Dealer is registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”). RRCG and its subsidiaries, including the Broker-Dealer, are collectively referred to herein as “Company,” “we,” “our” or “us”.

          Exchange Transaction

          On July 10, 2007 (the “Exchange Date”), pursuant to an Exchange Agreement, dated as of July 10, 2007 (the “Exchange Agreement”), the beneficial owners of the outstanding debt and equity securities of Rodman & Renshaw Holding, LLC (“Holding”) consummated a reorganization transaction (the “Exchange”) with its subsidiary, Enthrust Financial Services, Inc. (“Enthrust”), which was a non-operating public “shell” company. As a result of the Exchange, the beneficial owners of Holding’s debt and equity securities became stockholders of Enthrust. Prior to the Exchange, Enthrust was not engaged in any trade or business and its common stock was listed on the OTC Bulletin Board. In addition, prior to the Exchange, Holding owned 80% of Enthrust indirectly through a subsidiary. The Exchange consisted of the following:

(i)

Paul Revere, LLC (“Paul Revere”), a Delaware limited liability company, which owned 70% of Holding, contributed its membership interest in Holding to Enthrust in exchange for 12,711,683 shares of Enthrust’s common stock;

(ii)

the stockholders of R&R Capital Group, Inc. (“R&R”), a Delaware “S” corporation, who, through their ownership of R&R, owned 30% of Holding and 25.5% of RRPR, LLC (“RRPR”), a Delaware limited liability company, contributed all of their R&R shares to Enthrust in exchange for 5,967,591 shares of Enthrust’s common stock;

(iii)

the holders of the 6% Senior Convertible Debentures in the aggregate principal amount of $20 million (the “Debentures”) and warrants to purchase 714,286 shares of Holding stock at a price of $7.70 per share (the “Holding Warrants”) issued by Holding in March 2007 contributed the Debentures and the Holding Warrants to Enthrust in exchange for 5,970,099 shares of Enthrust’s common stock and warrants to purchase 1,355,600 shares of Enthrust’s common stock at a purchase price of $7.00 per share (the “Warrants”); and

(iv)

options held by employees of Holding to purchase up to 2,848,370 shares of Holding’s stock at prices ranging from $0.409 to $8.24 per share were, by their terms, converted into options to acquire up to 5,278,071 shares of Enthrust’s common stock at prices ranging from $0.22 to $4.45 per share.

          Immediately after the Exchange, 1,707,144 shares of Enthrust’s common stock that were outstanding prior to the Exchange, including all of the shares held indirectly by Holding, were cancelled. Thus, the shares of Enthrust’s common stock issued to Paul Revere, the R&R stockholders and the holders of the Debentures and the Holding Warrants pursuant to the Exchange Agreement represented 98.6% of Enthrust’s issued and outstanding shares immediately after the Exchange.

          On the Exchange Date, all of Enthrust’s officers resigned and its then sole director, Arnold P. Kling, appointed Edward Rubin, Holding’s President and a member of Holding’s board of directors, as a director of Enthrust. Messrs. Kling and Rubin then appointed the officers of Holding as Enthrust’s new officers. In addition, they appointed the other members of Holding’s board of directors to Enthrust’s board of directors effective as of July 22, 2007, the tenth day after Enthrust mailed an Information Statement pursuant to Rule 14f-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to its stockholders of record. Mr. Kling then resigned as a director of Enthrust effective as of July 22, 2007. In this report, we refer to our board of directors after July 22, 2007 as the “Board of Directors.”

          Finally, on August 31, 2007, Enthrust changed its name to Rodman & Renshaw Capital Group, Inc.

          Public Offering

          On July 19, 2007, RRCG filed a Registration Statement on Form S-1 (the “Registration Statement”) with the United States Securities and Exchange Commission (the “SEC”). As amended, the Registration Statement covered (i) 9.2 million shares of Common Stock to be sold by RRCG in an underwritten public offering taking into account up to 1.2 million shares covered by an over-allotment option granted to the underwriters (the “Offering”) and (ii) the resale of 7,325,699 shares of Common Stock held by the former holders of the Debentures, including 1,355,600 shares underlying the warrants issued to them in the Exchange. The Registration Statement was declared effective on October 16, 2007 and the Offering closed on October 19, 2007 resulting in net proceeds to RRCG of $36,270,806 million, after deducting the underwriting discount of $2,800,000 and other offering expenses of $929,194. The shares registered on behalf of the former holders of the Debenture are subject to 180-day “lock-up” agreements with the underwriters that expire on April 13, 2008.

          Material Changes in the Mode of Conducting the Business

          In October 2007, RRCG’s management, in consultation with the Board of Directors, determined that RRCG’s asset management operation, as constituted, was not central to its strategic development. Accordingly, RRCG decided to terminate its asset management operation in the fourth quarter of 2007. This decision did not have a material effect on net income in the fourth quarter.

(b) Financial Information about Industry Segments

          RRCG operates in only one industry segment. Revenues generated from operations, measures of profit or loss or loss and total assets of RRCG are reported in “Item 8. Financial Statements and Supplementary Data.”

(c) Narrative Description of Business

          Our business consists of: (i) investment banking, which includes corporate finance and strategic advisory services; (ii) sales and trading; (iii) research; and (iv) merchant banking.

Investment Banking

          Our investment banking professionals focus on providing corporate finance and strategic advisory services to public and private companies. As of December 31, 2007, our investment banking group consisted of 18 senior investment bankers, including senior managing directors, managing directors, directors and senior vice presidents, who focus on originating, structuring and placing transactions. A significant majority of our investment banking revenues is earned from public companies with a market capitalization below $500 million. We believe the experience and talent of our professionals enable us to deliver the specialized advice and differentiated services our clients demand and to be innovative in our approach to addressing client needs.

          Over the past five years, we have established our position as one of the leading investment banks in the biotechnology sector. By devoting substantial resources to this sector, we have acquired a comprehensive understanding of the challenges and demands that public and private biotechnology companies face in raising capital and completing strategic transactions. We believe the high levels of expertise and client trust we have developed have been significant factors contributing to our growth and will allow us to generate significant repeat business.

          Our investment bankers have been successful in establishing long-term relationships with the senior management of many companies operating in the biotechnology sector. We aim to provide these companies with capital origination services and strategic advice throughout their various stages of development. In turn, this has led to high levels of client loyalty and significant rates of repeat business. In 2007, 2006 and 2005, over 38%, 34% and 44%, respectively, of our investment banking transactions were executed with repeat clients.

Corporate Finance

          Our corporate finance efforts are principally focused on public and private equity products, including:

•

Private Investment in Public Equity, or “PIPE.” In these transactions, a publicly-traded reporting company sells unregistered securities of a class, and/or convertible or exchangeable for a class, that is already publicly traded. Generally, the issuer is obligated to register the securities within a specified period after the transaction closes.

•	Registered Direct Offerings, or “RD.” These transactions are direct placements of securities that have been registered under a “shelf” registration statement and, therefore, are immediately tradeable.

•

Private Placements. These transactions involve sales of unregistered securities. In most cases the issuer is a private company, although public companies can undertake private placements as well. The securities sold may be common or preferred equity, debt, convertible debt, or derivatives, such as warrants. The debt could be secured or unsecured, senior, mezzanine or subordinated. Many of these transactions involve units, which include more than one class of securities.

•

Public Offerings. These transactions involve securities that have been registered and that are listed or traded on an exchange. The offering may constitute an “initial public offering” by a private company or a “follow-on offering” by an existing public company.

          Our banking professionals have developed a well-earned reputation for being responsive, creative, and effective in originating, structuring and executing these transactions. From January 1, 2003 through December 31, 2007, we completed 229 financing transactions. The aggregate amount raised in these financing transactions was $5.8 billion. In a large majority of these transactions we were the lead investment bank and in many of them we were the only investment bank. In addition, we are a recognized industry leader in PIPE and RD financing transactions. From January 1, 2003 through December 31, 2007, we executed over 190 PIPE and RD financing transactions in the aggregate, which raised in excess of $3.0 billion in the aggregate.

          We believe that we differentiate ourselves from our competitors by constantly striving to develop and deploy a variety of financial products and financing strategies that address the needs and concerns of both issuers and investors. For example, we coupled a PIPE financing transaction with a reverse merger of a private company into a reporting public “shell” company. We use this structure, successfully, as an alternative to the traditional underwritten public offering.

          We have also developed a financial product that we call a Collateralized Acquisition Pool®, or CAP®, the proceeds of which are held in trust and released to the issuer upon meeting milestones or the closing of a suitable acquisition. The instrument is typically senior secured convertible debt convertible into the common equity of a publicly-traded company and carries warrant coverage. A CAP® is a flexible product that can be used to facilitate a targeted acquisition, and, as such, may function as an alternative to a Special Purpose Acquisition Corporation or it can be used as a source of working capital.

          Our ongoing development of new products and financing structures provides issuers with financial flexibility, competitive cost, and increased access to capital, and enhances our reputation for presenting investors with attractive investment opportunities. We believe our innovation and creativity will continue to be a key driver in the growth of our business.

Strategic Advisory Services

          We advise our clients in connection with mergers, acquisitions, dispositions and similar transactions. We are involved at each stage of these transactions, from initial structuring to final execution.

          When we advise companies in connection with these types of corporate transactions, our services may include:

•	identifying and/or evaluating potential acquisition targets or acquirers;

•	providing valuation analyses;

•	evaluating and proposing financial and strategic alternatives;

•	rendering, if appropriate, fairness opinions;

•	providing advice regarding the timing, structure and pricing of a proposed transaction;

•	assisting in negotiating and closing a proposed transaction;

•	advising on the appropriate sale process; and

•	assisting in preparing an offering memorandum or other appropriate sales materials.

Sales and Trading

          As of December 31, 2007, our sales and trading unit includes seven sales people, four sales traders and three traders. They focus on executing trades for institutional investor clients in the United States and Europe. Distributing proprietary research and investment ideas to institutional investor clients is a key factor in client generation. As of December 31, 2007, we were a market-maker for 238 stocks.

          We believe institutional investors are becoming increasingly selective in identifying sources of investment and trading expertise. As these investors continue to realign their resources by sector, the premium they place on sector expertise is growing. As a result, we believe that the value they place on timely, focused, insightful, proprietary research and dedicated sales and trading professionals is growing.

          Because of our determination to build a comprehensive investment banking platform dedicated to the biotechnology sector, we developed a level of knowledge and focus that differentiates our sales and trading capabilities from those of our competitors. Specializing in this sector enables our traders to provide strong execution because of our extensive understanding of institutional investor client interest in specific biotechnology companies. This sector expertise also allows our sales and trading professionals to better understand and service the needs of our clients and to create and maintain strong relationships with key institutional investor clients.

          Our sales professionals provide our institutional investor clients with access to the management of companies outside the context of financing transactions. These meetings, commonly referred to as non-deal road shows, are highly valued by both our company and institutional investor clients. Non-deal road shows allow our issuer clients to increase their visibility with the institutional investor community while providing our institutional investor clients with the opportunity to further educate themselves on companies and industries through meetings with management. We believe our strong relationships with company management teams and our sector-focused approach provides us with significant access to management.

          We also provide investors with extensive access to corporate management teams through our conferences focused on the life science sector (with particular emphasis on biotechnology companies). At our most recent Annual Healthcare Conference held in New York City in November 2007, we had 340 presenting companies and over 2,000 attendees and at our most recent Global Healthcare Conference held in Monaco in May 2007, we had 170 presenting companies and over 600 attendees. Our healthcare conferences emphasize “small-cap” and “mid-cap” companies working on the latest scientific and medical breakthroughs for debilitating illnesses that frequently do not have effective treatments, bring together company executives, scientists, industry specialists, venture capitalists and other institutional investors and feature company presentations, panel discussions and one-on-one meetings between company managements and investors. Expert panelists who appear at our conferences are drawn from our extensive network of industry experts developed by our professional staff over the course of their careers. Our investor clients recognize that our expert networks are comprised of many of the leading professionals in their respective fields.

Research

          As of December 31, 2007, our research department includes seven senior analysts: four cover the biotechnology sector, one covers specialty pharmaceuticals, one covers technology and one covers industrial services. These senior analysts are supported by sixteen associate analysts. As of December 31, 2007, the research department covered 127 companies.

          The goal of our research professionals is to provide institutional investor clients with timely, insightful and useful research and investment strategies. We work diligently to keep our institutional investor clients current on new opportunities in the biotechnology sector, new regulatory developments and other information necessary for successful investing. We believe the best recommendations we can make to investors are not only accurate, but also differentiated from or incremental to the collective opinion of other analysts and the investment community. Our differentiated approach to research focuses our experienced analysts’ efforts toward delivering specific investment ideas and de-emphasizes maintenance research, which we define as the collection and dissemination of available information without detailed analysis.

Merchant Banking

          To date, our merchant banking efforts have been comprised primarily of making limited principal investments in several PIPE and RD financing transactions where we also acted as the placement agent, and obtaining equity ownership stakes in publicly-traded “shell” companies, i.e., reporting companies that have no active trade or business and nominal assets, that were subsequently merged with operating private companies through reverse mergers or CAPs® (Collateralized Acquisition Pools®) arranged by us.

Asset Management

          Through November 30, 2007, we operated in asset management on a limited basis through Rodman & Renshaw Fund Management, LLC which managed R&R Opportunity Fund, L.P. (the “Fund”). More than half of the capital invested in the Fund was contributed by John J. Borer III, formerly our Chief Executive Officer and currently a Senior Managing Director and Co-Head of Investment Banking, and members of his family. In October 2007, RRCG’s management, in consultation with the Board of Directors, determined that RRCG’s asset management operation, as constituted, was not central to its strategic development. Accordingly, RRCG terminated its asset management operation in the fourth quarter of 2007.

Government Regulation

          Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of participants in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. The Broker-Dealer is registered as a broker-dealer with the SEC and FINRA and in 23 states. Accordingly, the Broker-Dealer is subject to regulation and oversight by the SEC and FINRA, a self-regulatory organization, which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms. State securities regulators also have regulatory or oversight authority over the Broker-Dealer. Our business may also be subject to regulation by foreign governmental and regulatory bodies and self-regulatory authorities in other countries.

          Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, the Broker-Dealer is subject to the SEC’s uniform net capital rule, Rule 15c3-1 of the Exchange Act, which specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. The SEC has adopted rule amendments that establish alternative net capital requirements for broker-dealers that are part of a consolidated supervised entity. As a condition to its use of the alternative method, a broker-dealer’s ultimate holding company and affiliates (referred to collectively as a “consolidated supervised entity”) must consent to group-wide supervision and examination by the SEC. If we elect to become subject to the SEC’s group-wide supervision, we will be required to report to the SEC computations of our capital adequacy.

          The research areas of investment banks have been and remain the subject of increased regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002 (“S-Ox”), the

SEC, the New York Stock Exchange (“NYSE”), NASDAQ and FINRA adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. In addition, since 2003, twelve securities firms in the United States have reached a settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into their equity research analysts’ alleged conflicts of interest. Under this settlement, to which we were not a party, the firms have been subject to certain restrictions and undertakings. In addition, the settlement imposes restrictions on the interaction between research and investment banking departments, and these securities firms are required to fund the provision of independent research to their customers. In connection with the research settlement, the firms also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in public offerings to executives and directors of public companies. The SEC has proposed amendments to Regulation M that would further affect the manner in which securities are distributed and allocated in registered public offerings, and FINRA has proposed similar rulemaking in this area. We cannot fully predict the practical effect that such restrictions or measures will have on our business. Furthermore, the SEC, NYSE, NASDAQ and FINRA may, in the future, adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest.

          The SEC has conducted studies with respect to “soft dollar” practices in the brokerage and asset management industries. In October 2005, the SEC proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with “soft dollar” practices. The SEC has indicated that it is considering additional rulemaking in this area, and we cannot predict the effect that additional rulemaking may have on our business.

          The effort to combat money laundering and terrorist financing is a priority in government policy with respect to financial institutions. The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the USA PATRIOT Act of 2001 seeks to promote the identification of parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside the United States contain some similar provisions. The obligation of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines and, potentially, other liabilities.

          Certain of our businesses are subject to compliance with laws and regulations of the United States, state governments, foreign governments and their respective agencies and/or various self-regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.

          Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of our operation and profitability.

          The United States and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees.

          Since March 2004, we have received inquiries, subpoenas and requests for production of documents from the SEC, FINRA and the Attorney General of the State of New York (“AG”) with respect to individual PIPE transactions in which we acted as placement agent. We have responded to each such inquiry, subpoena and request, and, to our best knowledge, our responses have been to the satisfaction of the inquiring party. We have never been advised by the SEC, FINRA or the AG that we are, or have been, a target in connection with any such inquiry or investigation in connection with our PIPE business, and we have no reason to believe that we are currently a target in connection with any such inquiry or investigation. We believe that these inquiries and investigations are consistent with the general regulatory scrutiny that PIPE transactions have been the subject of during this period.

          During 2006 and 2007, we have received ongoing inquiries from FINRA relating to our participation in resale registration offerings that register securities placed in private placement financing transactions in which we acted as placement agent. The inquiries have focused on whether the offerings contemplated by such resale registration statements are subject to the filing requirements set forth in Rule 2710 of FINRA Conduct Rules (“Rule 2710”) and FINRA Notice to Members 88-101. A Rule 2710 filing seeks approval from FINRA as to the fairness of the compensation received, or to be received, by a member in a financing transaction covered by the rule. The rule generally covers a member that is “participating” in a public offering, the definition of which is currently the subject of industry discussion and debate. We have responded to each such inquiry, and to our best knowledge, such responses have been to the satisfaction of the inquiring party. We expect that FINRA may seek further information from us. We have never been advised by FINRA that we are, or were, a target in connection with any inquiry or investigation relating to Rule 2710.

Competition

          All aspects of our business are intensely competitive. Our competitors are other investment banks, brokerage firms, merchant banks and financial advisory firms. We consider our primary competitors to include the following firms:

Banc of America Securities, LLC	Leerink Swann & Co.

C.E. Unterberg, Towbin	Lehman Brothers, Inc.

Canaccord Adams, Inc.	Merriman Curhan Ford & Company

CIBC World Markets	Oppenheimer & Co., Inc.

Cowen and Company, LLC	Piper Jaffray & Co.

Deutsche Bank Securities, Inc.	RBC Capital Markets, Inc.

Jefferies & Company, Inc.	Roth Capital Partners, LLC

JMP Securities	ThinkEquity Partners, LLC

Ladenburg Thalmann & Co.	Thomas Weisel Partners, LLC

Lazard Ltd.

In addition, as we continue to expand our business into new sectors and new business lines, we are likely to face competition from other firms.

          We compete on a national, regional and local level as well as on product and business-line bases. Some of our competitors have teams that specifically focus on the biotechnology sector, and some of them specialize in PIPE and/or RD transactions. We do not believe that any of our competitors have the same level of expertise as we do in both the biotechnology sector and with PIPE and RD financing transactions. Many of our competitors, however, have substantially greater capital and resources than we do and offer a broader range of financial products. We believe that the principal factors affecting competition in our business include client relationships, reputation, quality and price of our products and services, market focus and the experience of our professionals.

          In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, including among many of our former competitors. In particular, a number of large commercial banks have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a broader range of products and services than we offer, including loans, deposit accounts, insurance and alternative investment strategies. Many of these firms also have more extensive investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our business. This trend toward consolidation and convergence has also significantly increased the capital base and geographic reach of our competitors.

          In the investment banking industry, competition for the recruitment and retention of qualified professionals is also intense. Our ability to continue to compete effectively in our business will depend upon our continued ability to retain and motivate our existing professionals and attract new professionals.

Employees

          As of December 31, 2007, we had a total of 108 employees, of which all but four are based in our principal offices in New York City. All of our employees are full-time. We are not a party to any collective bargaining agreements and we have not had any work stoppages. We consider our relations with our employees to be good.

(d) Financial Information About Geographic Areas

          In 2007, RRCG derived certain revenues from business outside of the United States; however, such revenues were not material. In 2006 and 2005, RRCG derived all of its revenues from business within the United States. Financial information concerning RRCG’s operations is reported in Item 8, Financial Statements and Supplementary Data.

(e) Available Information

          RRCG’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments are available on the SEC’s internet website at www.sec.gov.

          A copy of Form 10-K will be provided upon written request and without charge. Please send your requests to the attention of Investor Relations, Rodman & Renshaw Capital Group, Inc., 1270 Avenue of the Americas, New York, New York 10020.

          The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. As noted above, the SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

Item 1A. Risk Factors

          The following are certain risk factors that could affect our business, financial position and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you buy our common stock or other securities, you should know that making such an investment involves risks, including the risks described below. The risks that have been highlighted below are not the only risks of our business. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock or other securities could decline, and you may lose all or part of your investment. Certain risk factors that could cause actual results to differ materially from our forward-looking statements include the following:

Risks Related to Our Business

We derive a significant portion of our revenues from the life science sector, primarily from biotechnology companies. Adverse developments or a decline in investor interest in this sector could harm our business.

          In 2007, 2006 and 2005, 70.0%, 60.4% and 82.4% respectively, of our revenues were derived from the life science sector. Although we expect this percentage to decrease as our business grows and we execute our growth strategy, we anticipate that the life science sector (primarily biotechnology companies) will continue to account for the largest portion of our revenues in the foreseeable future. The life science sector is known for its volatility due to a number of factors including the following:

•	many companies in this sector rely on a single product or class of products;

•	the sector is highly regulated;

•	a company’s success and viability depends on the results of clinical trials, which are unpredictable;

•	technological developments;

•	disposition of patent applications;

•	international respect of patents;

•	product recalls;

•	general economic conditions and political developments;

•	global competition; and

•	availability of insurance coverage.

Unless we expand into new segments of the economy, our revenue and net profits will continue to be subject to the volatility of the life science sector, which could have a detrimental impact on the price of our securities.

We expect our growth rates to decline and anticipate downward pressure on our operating margins in the future.

          In 2007 and 2006 our total revenues were $71.4 million and $61.3 million, respectively, an increase of 16.5%. Similarly, in 2007 and 2006 our net income was $4.8 million and $16.5 million, respectively. As our business grows and matures, it is unlikely that our growth rate can be sustained at those levels, if at all. We expect that in the future our revenue growth rate will decline and anticipate that there will also be downward pressure on our operating margins. We believe this decline and downward pressure could be the inevitable result of a number of factors, including the following:

•	expenses increasing at a greater rate than revenues;

•	increasing competition in those segments of the market in which we compete;

•	additional costs related to being a public reporting company;

•	our inability to execute our growth strategy; and

•	our lack of liquidity and access to capital.

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

We depend on the services of Mr. Vasinkevich, Mr. Borer, Mr. Chambers and Mr. Rubin, and the loss of their services could have a material adverse effect on us.

          We depend on the efforts and reputations of Michael Vasinkevich, our Vice Chairman, John J. Borer III and John W. Chambers, Co-Heads of Investment Banking, and Edward Rubin, our President. Their reputations and relationships with clients and potential clients are critical elements in expanding our businesses, and we believe our historical and future performance is strongly correlated to their involvement to date and their continued involvement in our operations. We entered into employment agreements with each of Messrs. Vasinkevich, Rubin and Borer, which initially expire on February 28, 2010. Each employment agreement then renews automatically for an unlimited number of one-year periods until either party gives a 90-day non-renewal notice. If the executive’s employment terminates for any reason, he is subject to a covenant that prohibits him from competing with us for a period of one year from the date of termination. We cannot assure you that one or more of Messrs. Vasinkevich, Borer and Rubin will not resign, join a competitor or form a competing company or that the non-competition provisions in their employment agreements are enforceable. The loss or reduction of the services of any of Messrs. Vasinkevich, Borer, Rubin or Chambers, due to death, disability, termination of employment or regulatory restriction, could have a material adverse effect on our operations.

Our client base and the number of products we offer are limited. Our rate of growth will be impaired unless we expand our client base and increase our investment banking revenues.

          We derive most of our revenues from investment banking engagements, including placement agent and underwriting fees and strategic advisory fees, which have the highest profit margins of any of our operating units. For the years 2007, 2006 and 2005, investment banking transactions accounted for 80.3%, 70.3% and 61.1%, respectively, of our total revenues. In addition, most of our investment banking revenue derives from publicly-traded companies in the life science sector. From January 1, 2003 through December 31, 2007, we acted as sole or lead manager in connection with 143 financing transactions, of which 106 were or are on behalf of companies in the life science sector. Most of our investment banking clients are public companies and many of them have little or no revenue. From January 1, 2003 through December 31, 2007, our corporate finance transactions ranged from $1.3 million to $163.0 million.

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

          For the years ended December 31, 2007, 2006 and 2005, revenues from non-life science companies were 30.0%, 39.6% and 17.6%, respectively, of our total revenues. Since we do not have any particular expertise in sectors other than life science, we rely, in part, on our relationships with institutional investors and private equity funds to introduce us to companies that need capital and on our own ability to identify opportunities to which we can apply our corporate finance know-how. We cannot assure you that we will be able to continue to receive referrals from institutional investor sources. We may hire teams of investment bankers and other professionals with expertise in a particular sector, which would, in the short-term, increase our operating costs. If these costs are not offset with increases in revenues, our profitability will be adversely affected, which may cause the price of our common stock to decline.

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

          The investment banking industry is intensely competitive, and we expect it to remain so for the foreseeable future. This is true in the case of the biotechnology sector as well as in connection with PIPE and RD financing transactions, in which we specialize. We consider our principal competitors to be Banc of America Securities, LLC, C. E. Unterberg, Towbin, Canaccord Adams, Inc., CIBC World Markets, Cowen and Company, LLC, Deutsche Bank Securities, Inc., Jefferies & Company, Inc., JMP Securities, Ladenburg Thalmann & Co., Lazard Ltd., Leerink Swann & Co., Lehman Brothers, Inc., Merriman Curhan Ford & Company, Oppenheimer & Co., Inc., Piper Jaffray & Co., RBC Capital Markets, Inc., Roth Capital Partners, LLC, ThinkEquity Partners, LLC and Thomas Weisel Partners, LLC. In addition, as we expand our business into new sectors and new business lines, we will face competition from other firms.

          We compete on the basis of a number of factors, including the scope and quality of services, price, market focus and industry knowledge, client relationships and reputation. Larger firms provide a broader range of investment banking services to their clients than we do.

          We have experienced intense price competition in our various businesses. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co- managers and multiple financial advisors handling transactions, could adversely affect our revenues, even as the size and number of our investment banking transactions may increase. If we do not address these competitive factors successfully, we may not be able to execute our growth strategy or even maintain our existing market share. In either case, our operating results could suffer as could the price of our common stock.

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

          Our ability to obtain and successfully execute the transactions that generate a significant portion of our revenues depends upon the reputation, judgment, business generation capabilities and project execution skills of our senior professionals from investment banking, sales and trading and research. The reputations and relationships of our senior professionals with our clients are a critical element in obtaining and executing client engagements. Accordingly, retaining these particular employees is critical to our future success and growth. Turnover in the investment banking industry is high and we encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds and private equity funds. We have experienced departures of investment banking and other professionals in the past and losses of key employees may occur in the future. As a result of such departures, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals and/or recruit additional professionals, our reputation, business, results of operations and financial condition could be adversely affected.

Our transition to a corporate structure may adversely affect our ability to recruit, retain and motivate our senior managing directors and other key employees, which in turn could adversely affect our ability to compete effectively and to grow our business.

          In connection with our transition to a corporate structure, our senior executives and managing directors may experience significant reductions in their cash compensation or even their overall compensation. We intend to use equity, equity-based incentives and other employee benefits rather than pure cash compensation to motivate and retain our key employees, including our senior executives and managing directors. Our compensation mechanisms as a public company may not be effective, especially if the market price of our common stock declines. In addition, beginning with the current fiscal year, we have agreed to target our total compensation and benefits expense, excluding insurance premiums paid in respect of “key-man” life insurance policies for our benefit and equity-based compensation attributable to awards granted prior to September 30, 2007, to approximately 55% of revenues each year. Although we may increase this percentage for years subsequent to 2008, this agreement could adversely impact the overall compensation our key employees, including our senior executive officers and managing directors, may receive. Our senior executives and managing directors may receive less compensation under this formula than they otherwise would have received before it was adopted and may receive less compensation than they otherwise would receive at other firms. Such a reduction in compensation (or the belief that a reduction may occur) could make it more difficult to retain our key employees, including our senior executives and managing directors. In addition, current or potential managing directors and other employees may be more attracted to the benefits of working at a private partnership and the prospects of becoming a partner at such a firm, or at one of our larger competitors.

Limitations on our access to capital could impair our ability to expand our underwriting businesses.

          Liquidity, or ready access to funds, is essential to financial services firms, including ours. The Broker-Dealer is subject to the net capital requirements of the SEC, FINRA and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to expand our underwriting business. Furthermore, there are laws that authorize regulatory bodies to block or reduce the Broker-Dealer’s ability to distribute funds to us. As a result, regulatory actions could impede our access to funds that we need to make payments on obligations or dividend payments. In addition, because we hold equity interests in our subsidiaries, our rights as an equity holder to the assets of these subsidiaries may not materialize, if at all, until the claims of the creditors of these subsidiaries are satisfied.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks.

          Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances, and, as a result, default risks may arise from events or circumstances that are difficult to detect, foresee or reasonably guard against. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

Our operations and infrastructure and those of the service providers upon which we rely may malfunction or fail.

          We outsource our technology infrastructure, including data centers, disaster recovery systems, and wide area networks, as well as some trading applications. We depend on our technology providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have experienced disruptions on occasion, none of which has been material to our operations or results. However, we cannot guarantee that future disruptions with these providers will not occur or that their impact would not be material.

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

          Our growth strategy contemplates strategic investments, acquisitions and joint ventures, which involve numerous risks and uncertainties, including the following:

•	problems with the effective integration of operations and systems;

•	the inability to maintain key pre-acquisition business relationships and integrate new relationships;

•	increased operating costs;

•	conflicts or disagreements among principals;

•	risk of misconduct by employees not subject to our control;

•	difficulties in realizing projected efficiencies, synergies and cost savings; and

•	exposure to new or unknown liabilities.

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

          As a public reporting company, we expect to incur an additional $1.0 million to $2.0 million in operating costs annually. These additional costs include the cost to comply with the significant regulatory and reporting requirements under the Exchange Act and other Federal and state securities laws, listing and corporate governance requirements of the exchange on which our common stock is listed and the compliance obligations of S-Ox. In addition, we intend to hire additional financial reporting, internal control and compliance staff in order to sustain appropriate internal controls and reporting procedures. Our historical consolidated financial information does not reflect the added costs that we expect to incur as a public company or the resulting changes that will have occurred in our capital structure and operations.

          Under Section 404 of S-Ox, we are required to annually furnish a report assessing our internal controls over financial reporting. An inability to complete and document this assessment in subsequent years could cause investors to lose confidence in the accuracy or completeness of our financial reports, which could adversely impact the price of our stock. Additionally, ineffective internal controls over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to delisting by any exchange on which our securities are listed.

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

Our historical financial information may not permit you to predict our costs of operations.

          Our historical consolidated financial information does not reflect the added costs that we expect to incur as a public company or the resulting changes that have occurred in our capital structure and operations as a result of the Exchange. For example, because we historically operated through partnerships and limited liability companies, our profits were only taxed at the owner level. Thus, our historical financial information may not be indicative of our actual experience as a public corporation.

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

          Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted the U.S. Congress, the SEC, FINRA, the NYSE and NASDAQ to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forego public offerings or elect to be listed on foreign markets, our underwriting business may be adversely affected. In addition, provisions of S-Ox and the corporate governance rules imposed by self-regulatory organizations and stock exchanges have diverted the attention of many companies away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that either are or are planning to become public companies are incurring significant expenses in complying with the SEC reporting requirements relating to internal controls over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

          The financial services industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, NASDAQ, FINRA and state attorney generals. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities, FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or harm our reputation, which could harm our business prospects.

          Financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other Federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted, and regularly review and update, various policies, controls and procedures to address or limit actual or perceived conflicts. However, appropriately addressing conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to appropriately address conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs and additional operational personnel. Failure to adhere to these policies and procedures may result in regulatory sanctions or litigation against us. For example, the research operations of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking professionals at securities firms. Twelve securities firms in the United States have reached a global settlement since 2003 with certain Federal and state securities regulators and self-regulatory organizations to resolve investigations into the alleged conflicts of interest of research analysts, which resulted in rules that have imposed additional costs and limitations on the conduct of our business.

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

          We are not an investment company under the Investment Company Act of 1940 and we intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act of 1940, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could harm our business and the price of our common stock.

Risks Related to Our Common Stock

Historically, there has been a limited public market for our common stock. We cannot assure you that an active trading market for our common stock will ever develop or be sustained.

          Through October 15, 2007, our common stock was listed on the OTC Bulletin Board and traded under the symbol “RDRN.OB.” While listed on the OTC Bulletin Board, our common stock was thinly traded, making it difficult to maintain liquidity. Since October 16, 2007, our common stock has been listed on the NASDAQ Global Market and trades under the symbol “RODM.” Nevertheless, we cannot assure you that an established and liquid trading market will develop or continue if it does develop. Accordingly, investors should consider the potential lack of liquidity and the long-term nature of an investment in our common stock prior to investing.

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

The market price and trading volume of our common stock may be volatile.

          The market price of our common stock could be subject to significant fluctuations due to factors such as:

•	actual or anticipated fluctuations in our financial condition or results of operations;

•	the success or failure of our operating strategies and our perceived prospects and those of the financial services industry in general;

•	realization of any of the risks described in this section;

•	failure to be covered by securities analysts or failure to meet the expectations of securities analysts;

•	a decline in the stock prices of peer companies; and

•	a discount in the trading multiple of our common stock relative to that of common stock of certain of our peer companies due to perceived risks associated with our smaller size.

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

          Sales of substantial amounts of common stock by our executives, employees and other stockholders, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of March 12, 2008, there are 34,945,738 shares of common stock outstanding, of which 8,350,627 shares of common stock are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”) other than 86,000 shares that are owned by affiliates. The remaining 25,399,373 shares of common stock are available for future sale subject to timing and volume limitations under Rule 144, upon the expiration or waiver of transfer restrictions. Of these shares, 5,970,099 shares are covered by a selling stockholder prospectus. However, those shares are also covered by “lock-up” agreements preventing their sale or transfer prior to April 14, 2008 except in limited circumstances.

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

          Our organizational documents contain provisions that may impede the removal of directors and may discourage a third party from making a proposal to acquire us. The Board of Directors may have the ability to take defensive measures that could impede or thwart a takeover such as, under certain circumstances, adopting a poison pill or causing us to issue preferred stock that has greater voting rights than our common stock. If a change of control or change in management that our stockholders might otherwise consider to be favorable is prevented or delayed, the market price of our common stock could decline.

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

          Paul Revere, LLC, our largest stockholder, owns 36.4% of our outstanding common stock. Revere is owned one-third by our President and a trust for the benefit of his children and two-thirds by a trust, the beneficiaries of which are the wife and children of our Vice Chairman. In addition, our other senior executive officers collectively own 11.7% of our common stock. As a result, our public stockholders have limited influence over the election of directors, management, company policies or major corporate decisions that require the consent of stockholders owning a majority of our issued and outstanding shares of common stock, such as mergers, consolidations and the sale of all or substantially all of our assets. This could adversely impact the market value of our common stock.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          Our corporate headquarters are located in New York City on the 16th floor at 1270 Avenue of the Americas, where we lease 16,700 square feet under a lease that expires in July 2008. We are currently seeking a new location for our corporate headquarters.

Item 3. Legal Proceedings

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

          The following constitute our material pending legal proceedings as of the date of this report:

          On October 6, 2006, we and our senior officers filed an action (the “SDNY Action”) in the U.S. Federal District Court for the Southern District of New York (Rodman & Renshaw, LLC, John Borer, Edward Rubin, Michael Vasinkevich, and Wesley K. Clark v. Mathew N. Murray, U.S. District Court, Southern District of New York, 06 CV 8210 (WHP)), alleging various claims for trademark dilution, trademark infringement, cybersquatting, cyberpiracy, and false designation of origin as a result of various websites allegedly created by or at the instance of Matthew N. Murray (“Murray”), a former research analyst whom we terminated on March 2, 2006 for engaging in unprofessional conduct, using, among other things, the given names and surnames of certain of our principals and high ranking employees. The action, among other things, sought permanent injunctive relief restraining Murray from continuing the acts complained of, as well as compensatory and punitive damages, each in the amount of at least $10.0 million. On October 6, 2006, we and the other plaintiffs moved for a temporary restraining order and preliminary injunction seeking an order enjoining Murray from continuing to maintain the offending websites and directing that the sites be taken down and the domain names transferred to us and to the other plaintiffs. Murray signed an order on October 10, 2006, effectively agreeing to all of our demands, which document was so-ordered by the Court on October 11, 2006. On or about October 17, 2006, Murray filed an answer and counterclaims, which he amended on November 14, 2006, for breach of contract, defamation, and declaratory relief, seeking at least $1.0 million each in compensatory damages and punitive damages in an amount to be determined at trial. Murray also alleges that he was promised an option to purchase two percent “of Rodman” for “book value.”

          On or about October 18, 2006, we, as claimant, filed a statement of claim with FINRA against Murray (Rodman & Renshaw, LLC v. Mathew N. Murray, FINRA Dispute Resolution Arbitration No. 06–04643). The statement of claims at that time asserted claims for defamation, tortious interference with business relations, breach of fiduciary duty, conversion, breach of contract, and prima facie tort. In that proceeding, we seek compensatory damages against Murray of at least $10.0 million, plus punitive damages of at least $15 million, together with certain injunctive relief. The claims relate to wrongful activities allegedly undertaken by Murray.

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

          On April 9, 2007, the statement of claim in the FINRA proceeding was amended to include the claims first set forth in the complaint in the SDNY Action and to include the individual plaintiffs in the SDNY Action as additional claimants in the FINRA proceeding. On May 24, 2007, Murray filed a motion to dismiss the amended statement of claim, as well as an answer and three counterclaims. Two of the counterclaims seek damages for breach of contract of at least $1.0 million dollars; the third counterclaim seeks damages for defamation of at least $1.0 million dollars, plus additional, but unspecified, compensatory and punitive damages, plus expungement of the Form U-5 that we filed in connection with Murray’s termination. Murray also seeks a declaration concerning his rights and our conduct in connection with the allegations in his answer and counterclaims and in connection with our right to adjudicate our claims in the arbitration. On August 2, 2007, claimants filed a reply to Murray’s counterclaims, an opposition to Murray’s motion to dismiss claimants’ amended statement of claim and a motion to dismiss two of Murray’s counterclaims (the counterclaim seeking damages for breach of contract in connection with Murray’s claim that he had been promised an option to purchase two percent “of Rodman” for “book value” and the counterclaim seeking damages for defamation) as well as his claims for declaratory relief. On or about August 31, 2007, Murray filed an opposition to claimants’ motion to dismiss his counterclaims and claims for declaratory relief, as well as a reply in further support of his motion to dismiss the amended statement of claim. On December 6, 2007, claimants filed a reply in further support of their motion to dismiss second and third counterclaims asserted by Murray. On January 14, 2008, claimants filed a second amended statement of claim. On January 16, 2008, Murray filed an answer and motion to dismiss the second amended statement of claim. In December 2007 and January 2008, the Panel denied both parties’ motions to dismiss. The Panel has set hearing dates (for the FINRA arbitration proceeding) for May 6–8, 2008, inclusive, with additional hearing dates to be scheduled in the future.

          The actions concerning Murray are at a preliminary stage, and although we believe that claimants will prevail on their claims and that they have meritorious defenses to Murray’s counterclaims, we are not in a position at this stage to predict or assess the likely outcome of these proceedings.

          As a result of allegations by Murray that we terminated him in violation of NASD Rule 2711 (“Rule 2711”) and SEC Regulation AC (“Reg AC”) in retaliation for his desire to downgrade an issuer that he provided research coverage on, the Committee on Finance of the U.S. Senate (“SFC”) and the SEC commenced inquiries, the AG issued a subpoena and FINRA initiated an investigation.

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

          By letter dated April 10, 2006, FINRA advised us that it was reviewing matters related to the circumstances surrounding the termination of Mr. Murray and requested that we produce documents in connection with that review. By letter dated April 11, 2006, FINRA withdrew its request to avoid regulatory duplication upon learning that the SEC was also reviewing the same events. Thereafter, by letter dated May 1, 2007, following the SEC’s termination of its inquiry and in connection with its own investigation, FINRA requested the production of certain information and documentation. We have produced all information and documentation responsive to the May 1, 2007 letter. Subsequently, by letter dated July 24, 2007, FINRA requested additional information and documentation. We produced all information and documentation responsive to the July 24, 2007 letter. By letter dated August 6, 2007, FINRA requested the interviews of certain employees of our Broker-Dealer. We complied with the request for the interviews. Subsequently, by letter dated November 9, 2007, FINRA requested further information and documentation. We produced all information and documentation responsive to the November 9, 2007 letter, and we continue to cooperate fully with FINRA.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market Price of Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Through October 15, 2007, our common stock was listed on the OTC Bulletin Board and traded under the symbol “RDRN.OB.” Since October 16, 2007, our common stock has been listed on the NASDAQ Global Market and traded under the symbol “RODM.” The following table sets forth for the periods indicated the high and low bid prices per share for our common stock, as reported on NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Bid Price

	High	Low

Fiscal year 2007
First Quarter	$0.51	$0.51
Second Quarter	1.50	0.26
Third Quarter(1)	9.50	0.35
Fourth Quarter	7.00	3.20
Fiscal year 2006
First Quarter	5.32	1.12
Second Quarter	4.20	2.80
Third Quarter(2)	3.08	0.34
Fourth Quarter	1.01	0.51

(1)

On July 10, 2007, the last trading day before the Exchange was consummated, the high and low bid prices were each $0.35. On July 11, 2007, the first trading day after the Exchange was consummated the high and low bid prices were $6.00 and $0.55, respectively.

(2)	A 1-for-28 reverse-stock split was effected on September 18, 2006. All prices prior to the reverse split have been adjusted to give retroactive effect to the reverse split.

          As of February 29, 2008, we had approximately 321 stockholders of record.

          RRCG has never declared or paid cash dividends on its common stock. RRCG currently intends to retain earnings to finance its ongoing operations and it does not anticipate paying cash dividends in the foreseeable future. Future policy with respect to payment of dividends on the common stock will be determined by the Board of Directors based upon conditions then existing, including RRCG’s earnings and financial condition, capital requirements and other relevant factors.

          Information concerning RRCG’s equity compensation plans required by Item 201(d) of Regulation S-K appears in Part III, Item 11 hereof and in Note 15 to RRCG’s Consolidated Financial Statements.

          Unregistered Sales of Equity Securities and Use of Proceeds

          In February 2008, we issued an aggregate of 1,370,238 restricted shares of our common stock to 25 of our employees as incentive compensation. The shares vest ratably on the first, second and third anniversary of grant and are subject to accelerated vesting and forfeiture upon certain events. The issuance of these shares was exempt under Section 4(2) of the Securities Act and Rule 701 promulgated thereunder. The stock certificates representing these shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an available exemption under the Act.

          In September 2007, we issued 750,000 restricted shares of our common stock to Michael Lacovara in connection with the commencement of his employment as our chief executive officer. The issuance of these shares to Mr. Lacovara was exempt under Section 4(2) of the Securities Act and Rule 701 promulgated thereunder. The stock certificates representing these shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an available exemption under the Act.

          On October 16, 2007 we sold 8,000,000 shares of common stock in an underwritten public offering pursuant to a registration statement on Form S-1, commission file number 333-144684, declared effective by the SEC on that date. The managing underwriter of the offering was Sandler O’Neill & Partners, L.P. and the co-managers were Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC and Paulson Investment Company, Inc. The public offering price per share was $5.00 and, after underwriting discounts, and other expenses of the offering, the net proceeds to us were approximately $36.3 million. As of the date of this report, except as set forth in the previous sentence, none of the net proceeds of the offering have been used.

          Stock Repurchase Plan

On February 20, 2008, we announced that our Board of Directors had approved a stock repurchase plan in which we may buy back up to one million shares. Through March 12, 2008, we have repurchased an aggregate of 174,500 shares of our common stock at an average price of approximately $2.20 for gross proceeds of approximately $384,610. We may purchase additional shares of common stock under the plan.

STOCKHOLDER RETURN PERFORMANCE GRAPH

          Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock, based on the market price of the Company’s Common Stock with the total return of companies included within the Nasdaq Composite Stock Market Index and a peer group of companies engaged in the investment banking business (the “Peer Industry Index”) for the period commencing July 11, 2007, the Exchange Date, and ending December 31, 2007. The members of the Peer Industry Index are Cowen and Company, LLC, Jefferies & Company, Inc., JMP Securities, Ladenburg Thalmann & Co., Merriman Curhan Ford & Company and Thomas Weisel Partners, LLC. The calculation of total cumulative return assumes a $100 investment in the Company’s Common Stock, the Nasdaq Stock Market Index and the Peer Industry Index on July 11, 2007, the first day of trading of the Company’s Common Stock after the Exchange, and the reinvestment of all dividends.

[The following is the data to be set forth in graph form]

	7/11/2007	12/31/07

Nasdaq Composite Stock Market Index	$100.00	$100.01

Peer Industry Index	$100.00	$82.12

Rodman & Renshaw Capital Group, Inc.	$100.00	$59.09

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

          The following table summarizes our selected historical consolidated financial data for the periods and at the dates indicated. You should read this information in conjunction with our audited consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Form 10-K. We derived our selected historical consolidated financial data as of December 31, 2007, 2006, 2005 and 2004 and for the years ended December 31, 2007, 2006 and 2005 and for the nine months ended December 31, 2004, from our audited consolidated financial statements. We derived our selected historical consolidated financial data for the years ended March 31, 2004 and 2003 from our unaudited consolidated financial statements which are not included in this report. The results of operations for certain business that the Company no longer owns is reported as discontinued operations.

	Years Ended December 31			Nine Months Ended December 31	Years Ended March 31,

	2007	2006	2005	2004	2004	2003
	(Audited)	(Audited)	(Audited)	(Audited)	(Unaudited)
	(in thousands, except earnings per share information)
Consolidated Statement of Operations Data:

Revenues:
Private placement, underwriting and strategic advisory fees(1)	$57,334	$43,081	$17,887	$16,669	$32,207	$3,046
Gains (losses) on securities and principal transactions, net	3,836	10,744	7,349	827	5,580	(75)
Commissions(2)	6,913	5,161	2,429	2,140	673	—
Conference fees	2,472	2,092	1,488	1,112	—	—
Other income(3)	884	187	102	129	555	79

Total Revenues	$71,439	$61,265	$29,255	$20,877	$39,015	$3,050

Operating Expenses:
Employee compensation and related benefits	$40,436	$26,110	$15,345	$14,448	$33,744	$2,724
Other employee benefits	498	410	279	142	152	52
Broker-Dealer commissions	1,094	366	—	—	—	—
Conference fees	5,903	4,748	3,673	2,957	876	—
Professional fees	6,236	6,181	1,492	1,026	765	60
Business development	3,006	1,880	765	410	356	11
Communication and market research	1,981	1,452	671	282	132	68
Other operating expenses	4,247	3,124	2,144	1,819	1,173	247

Total Operating Expenses	$63,401	$44,271	$24,369	$20,584	$37,198	$3,152

Operating income (loss) from continuing operations	8,038	16,994	4,886	293	1,817	(102)
Interest expense	3,772	—	—	—	—	—
Income from continuing operations before income taxes and minority interests	4,266	16,994	4,886	293	1,817	(102)
Income taxes expense (benefit)	(440)	879	395	19	392	—
Minority interest in loss of subsidiaries	36	65	18	—	—	—

Income from continuing operations	4,742	16,180	4,509	274	1,425	(102)
Income (loss) from discontinued operations	17	338	—	—	—	—

Net Income (Loss)	$4,759	$16,518	$4,509	$274	$1,425	$(102)

Unrealized (loss) gain on investments, net of income taxes(4)	(141)	1,002	—	—	—	—
Reclassification adjustment for realized gains on investments	(1,002)	—	—	—	—	—

Comprehensive Income (Loss)	$3,616	$17,520	$4,509	$274	$1,425	$(102)

Basic Income Per Share:
From Continuing Operations	$0.21	$0.89	$0.25

From Discontinued Operations	$0.00	$0.02	$0.00

Diluted Income Per Share:
From Continuing Operations	$0.20	$0.88	$0.25

From Discontinued Operations	$0.00	$0.02	$0.00

Weighted average number of shares outstanding:
Basic	23,039,216	18,159,547	18,159,547

Diluted	24,023,897	18,484,688	18,159,547

(1)

Includes fees earned in connection with private placement and underwritten financing transactions and advisory fees earned in connection with mergers, acquisitions, divestitures and similar transactions.

(2)	Amounts paid by our investor clients from brokerage transactions in equity and other types of securities.

(3)	Interest and dividend income.

(4)	Unrealized gains and losses on publicly traded unrestricted common stock that we cannot sell in the short term (i.e., 12 months) due to low volume or illiquidity.

Consolidated Balance Sheet Data:

	As of December 31,

	2007	2006	2005	2004

	(Audited) (in thousands)

Cash and cash equivalents	$54,834	$10,387	$1,946	$4,716
Securities owned	$4,428	$14,156	$2,460	$1,304
Total assets	$71,872	$38,106	$9,682	$9,709
Total liabilities	$11,104	$16,080	$1,378	$5,567
Shareholders’ equity	$60,768	$22,026	$8,304	$4,142

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of RRCG and the notes thereto and the Selected Consolidated Financial Data included elsewhere herein. Historical operating results are not necessarily indicative of trends in operating results for any future period.

Overview

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

          In furtherance of our strategy, we recruited investment bankers, research analysts, traders and institutional sales people with expertise in the biotechnology sector from other investment banks, from academia and from companies that operate in this sector. As a result, many members of our biotechnology “team” have PhDs or other advanced medical or scientific degrees. With this expertise, we have been able to better understand the potential performance of the products under development by, and the regulatory environment impacting, biotechnology companies and to evaluate general economic and business trends affecting those companies. We believe the experience and talent of our professionals enable us to deliver the specialized advice and differentiated services our clients demand, which has resulted in a significant amount of repeat business.

          As we continued to expand our capital raising efforts for biotechnology companies, we concluded that many of the financing strategies and transaction structures that we have developed for companies in the biotechnology sector could be equally effective for companies operating in other sectors of the economy. Applying our financing know-how, understanding of the financing needs of capital intensive companies and appreciation of the concerns and goals of institutional investors that invest in such companies, we have begun to leverage our performance and reputation as a leading investment bank in the biotechnology sector to expand our product-based expertise and business reach to other sectors with similar financing needs. Over the past two years, we have completed investment banking transactions for companies in the environmental services, business services, technology, security, oil and gas, retail and logistics sectors, in addition to continuing to grow our presence in the biotechnology sector.

          Our activities as an investment banking firm constitute a single business segment, with the following principal sources of revenue:

•	investment banking fees, which are derived from corporate finance activities and strategic advisory services;

•	realized and unrealized gains with respect to securities held for our own account;

•	commissions on sales and trading activities;

•	conference fees; and

•	other miscellaneous sources of revenues, such as interest and dividends.

          While we have multiple sources of revenue, most of our revenues are derived from our investment banking services and consist of private placement, underwriting and strategic advisory fees earned upon the successful completion of financing or other types of corporate transactions, such as mergers, acquisitions and dispositions. We do not separately report or analyze financial data or operating results, such as operating expenses, profit and loss or assets, for our various operating units.

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

          Historically, the first and fourth quarters are our highest revenue-generating periods, however, recent volatility in the capital markets has led to disruptions that have delayed or eliminated certain revenue opportunities during the fourth quarter of 2007.

          We incurred significant non-recurring expenses in the third quarter of 2007 that were directly related to the Exchange. Most of these expenses were non-cash charges. Accordingly, we do not believe that our statement of operations as reported in accordance with GAAP accurately reflects our operating results. Accordingly, we also use non-GAAP calculations with respect to income from continuing operations before income tax expense, income tax expense (benefit), net income, employee compensation and related benefit expense, compensation ratio and basic and diluted earnings per share as an additional metric to aid in understanding and analyzing our financial results for the year ended December 31, 2007. These calculations eliminate the non-recurring expenses directly related to the Exchange, stock-based compensation expense in connection with stock options and shares of restricted stock granted prior to the public offering and the corresponding income taxes effect. We believe that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current year to those in prior and future years. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance.

          A limitation of utilizing non-GAAP measures for income from continuing operations before income tax expense (benefit), income tax expense (benefit), net income, employee compensation and related benefits expense, compensation ratio and diluted earnings per share is that the GAAP effects of those events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results.

          In October 2007, we determined that our asset management operation, as constituted, was not central to our strategic development and injected disproportionate volatility into our financial performance. Accordingly, we decided to terminate our asset management operation in the fourth quarter of 2007. This decision did not have a material effect on our net income in the fourth quarter.

Results of Operations

          The following table sets forth our revenues, expenses, net income and comprehensive income for the years ended December 31, 2007, 2006 and 2005. The financial information below, to the extent it relates to the years ended December 31, 2007, 2006 and 2005, are derived from our audited consolidated financial statements included elsewhere in this report.

	Year Ended December 31,

	2007	2006	2005

	(in thousands)
Revenues:
Private placement, underwriting and strategic advisory fees	$57,334	$43,081	$17,887
As a percentage of total revenues	80.3%	70.3%	61.1%
Gains on securities and principal transactions, net	3,836	10,744	7,349
As a percentage of total revenues	5.4%	17.5%	25.1%
Commissions	6,913	5,160	2,429
As a percentage of total revenues	9.7%	8.4%	8.3%
Conference fees	2,472	2,093	1,488
As a percentage of total revenues	3.5%	3.4%	5.1%
Interest and other income	884	187	102
As a percentage of total revenues	1.2%	0.3%	0.3%
Total Revenues	$71,439	$61,265	$29,255

Operating Expenses:
Employee compensation and related benefits	$40,436	$26,110	$15,345
As a percentage of total revenues	56.6%	42.6%	52.5%
Other employee benefits	498	410	279
As a percentage of total revenues	0.7%	0.7%	1.0%
Broker-Dealer Commissions	1,094	366	—
As a percentage of total revenues	1.5%	0.6%	0.0%
Conference fees	5,903	4,748	3,673
As a percentage of total revenues	8.3%	7.7%	12.6%
Professional fees	6,236	6,181	1,492
As a percentage of total revenues	8.7%	10.1%	5.1%
Business development	3,006	1,880	765
As a percentage of total revenues	4.2%	3.1%	2.6%
Communication and market research	1,981	1,452	671
As a percentage of total revenues	2.8%	2.4%	2.3%
Other operating expenses	4,247	3,124	2,144
As a percentage of total revenues	5.9%	5.1%	7.3%
Total Operating Expenses	$63,401	$44,271	$24,369
As a percentage of total revenues	88.7%	72.3%	83.3%
Operating income from continuing operations	8,038	16,994	4,886
Interest Expense	3,772	—	—
Income from continuing operations before income taxes and minority interests	$4,266	$16,994	$4,886
As a percentage of total revenues	6.0%	27.7%	16.7%
Income taxes expenses (benefit)	(440)	879	395
Minority Interest in loss of subsidiaries	36	65	18
Income from discontinued operations	17	338	—
Net income	$4,759	$16,518	$4,509
As a percentage of total revenues	6.7%	27.0%	15.4%
Reclassification adjustment for realized gain on investments	(1,002)	—	—
Unrealized (loss) gain on investments, net of income taxes	(141)	1,002	—
Comprehensive income	$3,616	$17,520	$4,509
As a percentage of total revenues	5.1%	28.6%	15.4%

2007 compared to 2006

          Total revenues for the year ended December 31, 2007 were $71.4 million, representing an increase of 16.5% over total revenues of $61.3 million in the prior year. Total operating expenses for the year ended December 31, 2007 were $63.4 million, representing an increase of $19.1 million, or 43.1% compared to total operating expenses of $44.3 million for the year ended December 31, 2006. The largest contributor to this increase in expenses was employee compensation and related benefits, which increased by $14.3 million. For the year ended December 31, 2007, net income was $4.8 million compared to net income of $16.5 million in the prior year, an $11.7 million decrease, or 70.9%. Net income for the 2007 fiscal year includes non-recurring expenses, stock-based compensation expense in connection with stock options and shares of restricted stock granted prior to the public offering net of the corresponding income taxes effect, totaling to approximately $6.0 million. The non-recurring expenses include $3.8 million of non-cash expenses related to the Exchange.

          These expenses include the following:

•	Interest expense of approximately $3.8 million reflecting interest expense and amortization of the debt discount and deferred financing cost;

•	Stock-based compensation expense of approximately $2.5 million attributable to stock options and shares of restricted stock granted prior to the public offering;

•	A write-off of approximately $0.4 million of goodwill attributable to Enthrust;

•	Professional and consulting fees of approximately $1.2 million.

          On a non-GAAP basis, without taking into account the foregoing expenses, total operating expenses for the 2007 year were $59.3 million.

          The table below reconciles our income from continuing operations before income tax expense, net income, employee compensation and related benefit expense, compensation ratio and diluted earnings per share in accordance with GAAP and on a non-GAAP basis for the year ended December 31, 2007:

(Dollars in thousands, except per share information)

Year ended December 31, 2007:

	GAAP Basis	Reconciliation Amount		Non-GAAP Basis

Employee compensation and related benefits	$40,436	$(2,541	) (a)	$37,895

Income from continuing operations before income tax expense (benefit)	4,266	7,902		12,168

Income tax expense (benefit)	(440)	1,859	(b)	1,419

Net Income	$4,759	$6,043	(c)	10,802

Compensation ratio (d)	56.6%			53.1%

Earnings per share:
Basic	$0.21	$0.26		$0.47
Diluted	$0.20	$0.25		$0.45

Weighted average number of common shares outstanding:
Basic	23,039,216			23,039,216
Diluted	24,023,897		(e)	24,023,897

(a)	The non-GAAP adjustment represents the pre-tax stock-based compensation expense attributable to stock options and shares of restricted stock granted prior to the public offering.

(b)

The non-GAAP adjustment with respect to income tax expense (benefit) represents the elimination of the tax benefit related to the stock compensation expense described in note (a) above and non-recurring expense in connection with the Exchange.

(c)

The non-GAAP adjustment to net income reflects the after-tax effect of the elimination of the stock compensation expense described in note (a) above and non-recurring expense incurred in connection with the Exchange.

(d)	The compensation ratio for the year-ended December 31, 2007 was calculated by dividing employee compensation and benefit expense by total revenues of $71,439.

(e)	The diluted weighted average number of common shares outstanding was not adjusted to reflect the elimination of stock options and shares of restricted stock granted prior to the public offering.

Revenues

          Investment banking revenues for the year ended December 31, 2007 were $57.3 million compared to $43.1 million for the year ended December 31, 2006, representing an increase of $14.2 million, or 32.9%. The increase in our investment banking revenues was primarily attributable to larger and more profitable financing transactions. In 2007, we were the sole or lead manager in connection with 40 financing transactions, which generated investment banking revenues of $35.4 million. In 2006, we were the sole or lead manager in connection with 41 financing transactions, which generated investment banking revenues of $35.9 million. We earned investment banking revenues from 68 different clients in 2007 as compared to 56 clients in 2006. In 2007, $51.5 million of investment banking revenues constituted placement agent or underwriting fees and $5.8 million constituted strategic advisory fees as compared to $42.3 million of investment banking revenues or underwriting fees and $0.8 million of strategic advisory fees during the 2006 period. In 2007, 70.0% of our investment banking revenues was derived from clients in the life science sector compared to 60.0% in 2006.

          In 2007, gains on securities and principal transaction, net were $3.8 million as compared to $10.7 million in 2006. The realized gains during the year ended December 31, 2006 was primarily the result of two warrant positions having been exercised and sold for an aggregate gain of approximately $3.6 million. In the 2007 period, gains relating to the exercise and sale of warrant positions were $2.2 million. Also, in 2007, we recorded $1.0 million of realized gains on publicly traded unrestricted common stock, representing a reclassification of the unrealized gains recorded as other comprehensive income in 2006.

          In March 2007, we distributed 85% of the beneficial interests in certain equity securities, including stock and warrants, which we held in 62 companies, to our members; we distributed a 59.5% interest to Paul Revere and a 25.5% interest to R&R. We retained the remaining 15% interest in these securities. We then, together with Paul Revere and R&R, contributed our interests in these securities to RRPR in exchange for membership interests in RRPR that mirrored our respective direct interests in these securities. As a result of the Exchange, we own 40.5% of RRPR, 15.0% directly and 25.5% through our ownership of R&R. As a result of this transfer of securities, principal transaction revenues subsequent to the transfer are higher than it would have been if we continued to hold a 100% interest in these securities since such securities decreased in fair value after the transfer.

          We earned commissions of $6.9 million in 2007 compared to $5.2 million in 2006, an increase of $1.7 million, or 32.7%. The increase was primarily attributable to an increase in the volume of shares traded for our customers, which, in turn, is attributable to a number of factors, including the overall strength of the capital markets in the first half of 2007, an increase in the number of traders and institutional sales personnel and increasing investor interest in our research products.

          Conference fees and other revenues in 2007 totaled $3.4 million, compared to $2.3 million in 2006, an increase of $1.1 million. Conference fees for the years ended December 31, 2007 and 2006 were $2.5 million and $2.1 million, respectively, remaining fairly constant over the two years. These fees are related to our healthcare conferences and include fees paid by participants and presenters. Other revenues for the years ended December 31, 2007 and 2006 consisted primarily of interest and dividend income.

Operating Expenses

          Total operating expenses in 2007 were $63.4 million compared to $44.3 million in 2006, an increase of $19.1 million, or 43.1%. In 2007, total operating expenses constituted 88.7% of revenues compared to 72.3% in 2006. The increase in expenses generally reflects an expansion of our operating platform as well as approximately $5.0 million in non-recurring expenses in connection with the Exchange.

          Employee compensation and related benefits in 2007 was $40.4 million compared to $26.1 million in 2006, an increase of $14.3 million, or 54.8%. Employee compensation and related benefits in 2007 constituted 56.6% of revenues compared to a 42.6% in 2006. The overall increase in employee compensation and related benefits and the higher ratio is due in part to approximately $0.4 million in non-recurring stock compensation expense associated with the accelerated vesting of options as a result of the Exchange and an overall increase in personnel and related expenses. For the current year, we targeted employee compensation and benefits expense at 55%.

          In 2007, other operating expenses, other than employee compensation and related benefits, were $23.0 million compared to $18.2 million in 2006, an increase of $4.8 million, or 26.3%. The key components of this increase, which corresponded to the expansion of our operations and related revenues, were business development expenses, which increased by $1.1 million, conference expenses, which increased by $1.2 million, occupancy and equipment rental expenses, which increased by $0.3 million, communication and market research expense, which increased by $0.5 million, insurance expense, which increased by $0.4 million, broker-dealer commissions, which increased by $0.7 million, and miscellaneous expenses, including the write-off of goodwill, which increased by $0.4 million. The overall increase relates to the increase in revenue generating activities.

Interest expense

          Interest expense in 2007 was $3.8 million, which primarily represents the unamortized portion of the debt discount on the Debentures and deferred financing cost that were written off in connection with the Exchange and the accrued interest on the Debentures from March 1, 2007, the date of issuance, through July 10, 2007, the date of the Exchange. There was no interest expense in 2006.

Discontinued operations

          In October 2007, the Company’s management, in consultation with the Board of Directors, determined that the Company’s asset management operation, Rodman & Renshaw Opportunity Fund (the “Partnership”), as constituted, was not central to its strategic development. Accordingly, the Company terminated its asset management operation in the fourth quarter of 2007. Effective December 1, 2007, an unaffiliated entity was appointed sole general partner of the Partnership. The Company retained its limited partner rights and contributions (the “Investment”) but will not have any significant continuing involvement in, or cash flows from, the operations. Accordingly, the asset management operations are reported as discontinued in 2007 and 2006.

          For the eleven months ended November 30, 2007, the asset management operations reported net income of $16,596 from discontinued operations. Effective December 1, 2007, the Company has no significant influence over the Partnership’s operating and financial policies. Notwithstanding, the Investment is accounted for on the equity method of accounting in accordance with Emerging Issues Task Force Topic D-46 – Accounting for Limited Partnership Investments (“EITF D-46”). As of December 31, 2007, the Investment in the Partnership was $407,048.

Net Income

          Net Income in 2007 was $4.8 million compared to $16.5 million in 2006, representing a decrease of $11.7 million. This decrease was primarily due to the increases in employee compensation of $14.3 million, one-time interest expense of $3.8 million, conference expense of $1.2 million, business development expense of $1.1 million and $2.7 million in all other expenses, partially offset by increased revenues of $10.1 million and decreased income tax expense of $1.3 million. As a percentage of revenues 2007 net income was 6.0 % in 2007 compared to 27.7% for 2006.

2006 compared to 2005

Revenues

          Revenues in 2006 increased by $32.0 million, or 109.2%, to $61.3 million from $29.3 million in 2005. We believe this increase in revenues is based on our success in operating in a business environment that presents many opportunities for growth and expansion. In 2006 we added a number of senior managing directors and other professionals, including investment bankers, sales traders and institutional sales people, to help us identify and exploit these opportunities. In addition, we believe that our marketing efforts, particularly the life science conferences and some of our other investments in branding and intellectual property, have helped us generate new business opportunities. We believe these factors will continue to impact our growth.

          Investment banking revenues in 2006 were $43.1 million compared to $17.9 million in 2005, representing an increase of $25.2 million, or 140.7%. In 2006, $42.2 million of investment banking revenues constituted placement agent or underwriting fees and $0.8 million constituted strategic advisory fees. In 2005, $17.8 million of investment banking revenues constituted placement agent or underwriting fees and $0.1 million constituted strategic advisory fees. In 2006, we were the sole or lead manager in connection with 41 financing transactions, which raised an aggregate of $921 million. In 2005, we were the sole or lead manager in connection with 18 financing transactions, which raised an aggregate of $250 million. In 2006, our ten largest fee-paying clients constituted 55% of our investment banking revenues and we had one client that individually constituted 16% of our investment banking revenues. In 2005, our ten largest fee-paying clients constituted 71% of our investment banking revenues and we had one client that individually constituted 18% of our investment banking revenues.

          The increase in investment banking revenues was attributable to both an increase in the number of financing transactions in 2006 compared to 2005 and an increase in the size of those transactions. In 2006, we earned investment banking revenues from 75 different clients compared to 34 clients in 2005; 63 of the 2006 clients did not produce any fees for us in 2005. In addition, in 2006 we successfully expanded our investment banking platform to other industry sectors. For 2006, 60.0% of our investment banking revenues was derived from clients in the life science sector compared to 82.0% in 2005.

          Gains on securities and principal transactions in 2006 were $10.7 million compared to $7.3 million in 2005, an increase of $3.4 million. This increase reflects our revenue growth, since a portion of our placement agent fee is in the form of securities, and the increase in the value of securities held at the beginning of the year. At December 31, 2006 and 2005, we held $14.2 million and $2.5 million, respectively, of marketable and non-marketable securities.

          The operations of the RROF were consolidated with our operations in 2006 but not in 2005, and $2.7 million in revenues was attributable to the Fund and reclassified to discontinued operations. In addition, $6.2 million of securities held at December 31, 2006 was held by the Fund and reclassified to discontinued operations.

          We earned commissions of $5.2 million in 2006 compared to $2.4 million in 2005, an increase of $2.8 million, or 116.6%. The increase is attributable to the performance of newly hired employees, the strength of the capital markets and higher trading volume, which is due in part to increasing investor interest in our research products.

          Conference fees and other income in 2006 totaled $2.3 million compared to $1.6 million in 2005, an increase of $0.7 million, or 43.8%. Conference fees in 2006 were $2.1 million and other income was $0.2 million. For 2005, conference fees were $1.5 million and other income was $0.1 million. The increase in conference revenue is attributable to the increase in the number of companies presenting at our conferences and an increase in the fee we charge presenters.

Operating Expenses

          Total operating expenses in 2006 were $44.3 million compared to $24.4 million for 2005, an increase of $19.9 million, or 81.6%. For 2006, total expenses constituted 72.3% of revenues compared to 83.3% for 2005. This decrease generally reflects the leverage we have extracted from an expansion of our operating platform as we continue to focus on growth.

          Employee compensation and related benefits in 2006 totaled $26.1 million compared to $15.3 million in 2005, an increase of $10.8 million, or 70.6%. For 2006, the ratio of employee compensation and related benefits, as reported, to total revenues was 42.6% compared to 52.5% for 2005. The increase in employee compensation and related benefits is due primarily to larger payout commitments to senior managing directors hired in 2006 and is directly related to the 109.4% increase in revenues from 2005 to 2006. The 2006 amount also reflects $0.4 million of non-cash employee compensation and benefits related to the grant of options to those senior managing directors. Finally, the increase is also attributable to an increase in the number of employees. At December 31, 2006, we employed a total of 95 people compared to 58 at December 31, 2005.

          For 2006, other operating expenses totaled $18.2 million compared to $9.0 million for 2005, an increase of $9.2 million or 102.2%. Other operating expenses as a percentage of revenues for 2006 was 29.6% compared to 30.7% in 2005. The increase in other operating expenses was primarily attributable to significant increases in professional fees and costs related to our conferences, communications and information services, advertising and brokerage and trade execution. With respect to professional fees, which increased to $6.2 million from $1.5 million, $2.0 million is allocable to legal fees relating to litigation with a former employee and the related regulatory investigations. In addition, a portion of the increase is attributable to legal fees associated with the increased number of transactions. Conference expenses for 2006 were $4.7 million compared to $3.7 million in 2005. Business development expenses in 2006 were $1.9 million in 2006 compared to $0.8 million in 2005. We believe that both our conferences and our other business development activities have had a positive effect on our revenue growth. Communication and market research expenses in 2006 were $1.5 million compared to $0.7 million in 2005. Occupancy and equipment rental expenses in 2006 were $0.8 million compared to $0.4 million in 2005. Finally, depreciation expense in 2006 was $0.5 million compared to $0.2 million in 2005.

Discontinued operations

          The Company terminated its asset management operation in the fourth quarter of 2007. Financial results of the asset management operations were retroactively reclassified for 2006 and are reported as discontinued operations. In 2006, the asset management operations reported profit, net of taxes, of $338,052.

          For the year ended December 31, 2005, the asset management operations were not consolidated.

Net Income

          Net income in 2006 was $16.5 million compared to $4.5 million in 2005, representing an increase of $12.0 million, or 266%. This increase was due primarily to a $32.0 million increase in revenues offset by a $19.9 million increase in operating expenses, a $0.5 million increase in tax expense for the New York State and City Unincorporated Business Tax (“UBT”). As a percentage of revenues, 2006 net income was 27.0% compared to 15.4% for 2005.

Liquidity and Capital Resources

          We have historically satisfied our capital and liquidity requirements through cash generated internally from operations. In addition, in March 2007, we completed a $20 million private placement to accredited investors (the “Private Placement”) and in October 2007 we completed the Offering, which generated net proceeds of approximately $36.3 million.

          At December 31, 2007, we had liquid assets, consisting of cash and cash equivalents and due from clearing broker, of $56.7 million and working capital of $54.0 million.

          The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, are generally paid quarterly, semi-annually or annually.

          As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Exchange Act. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At December 31, 2007, we had excess net capital of $9.0 million. Regulatory net capital requirements may change based on investment and underwriting activities.

          Because of the nature of settlement transactions in our investment banking and brokerage business, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our current level of equity capital, combined with funds anticipated to be provided by operating activities, will be adequate to meet our liquidity and regulatory capital requirements for at least the next twelve months.

          In 2007, we had a net increase in cash and cash equivalents of $44.4 million. Continuing operating activities provided cash of $7.5 million and financing activities provided cash of $36.3 million. The primary components of cash provided by operations were: (i) net income from continuing operations of $4.7 million; (ii) a decrease in private placement and other fees receivable of $1.5 million; (iii) stock-based compensation expense of $2.5 million; and (iv) a decrease in investment in affiliate of $0.2 million; offset by: (i) a realized gain on available for sale investments of $1.0 million; and (ii) an increase in “due from clearing broker” of approximately of $0.8 million. Cash provided by financing activities consisted of $36.3 million in net proceeds from the public offering of the Company’s common stock and $20.0 million of gross proceeds from the Private Placement; offset by $19.0 million of distributions to members and $1.0 million of deferred financing costs related to the Private Placement. Our cash and cash equivalents were $54.8 million at December 31, 2007.

Contractual Obligations

          Our commitments and contingencies include: (i) a real property lease; (ii) employment agreements; and (iii) equipment leases. Our principal offices are located at 1270 Avenue of the Americas, New York, New York where we lease the entire 16th floor. The lease expires in July 2008. We are exploring options for leasing new office space in New York City.

          The following table sets forth information relating to our contractual obligations as of December 31, 2007:

	Payment Due by Period

	After	2009	2008	Total

	(in thousands)
Operating lease obligations	$—	$31.8	$1,024.2	$1,056.0
Other	4.2	8.2	8.8	21.2

Total	$4.2	$40.0	$1,033.0	$1,077.2

Off-Balance Sheet Arrangements

          An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which a company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) any obligation under certain derivative instruments or (d) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the Company, or engages in leasing, hedging, or research and development services for the benefit of the Company.

          The Company does not have any off-balance sheet financing arrangements or unconsolidated special purpose entities.

Significant Accounting Policies and Critical Accounting Estimates

          Our consolidated financial statements include the accounts of all of our wholly-owned and majority-owned subsidiaries. The consolidated financial statements also include the accounts of a limited partnership, i.e., the Fund, for which we are the general partner beginning January 1, 2006, in accordance with Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” In accordance with Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-owned Subsidiaries—an amendment of ARB No. 51, with related amendments of APB Opinion No. 18 and ARB No. 43, Chapter 12,” all majority-owned subsidiaries have been consolidated beginning on the date the respective interest was acquired.

Comprehensive Income

          Statement of Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in the consolidated financial statements.

Valuation of Securities Owned—Marketable and Non-Marketable

          Marketable securities consist of: (i) publicly traded unrestricted common stocks, which we have the intent and the ability to sell in the short term (“trading securities”); and (ii) publicly traded unrestricted common stocks, which we have the intent but not the ability to sell in the short term due to low volume or illiquidity (“available for sale securities”). Trading securities are valued at the closing price on the valuation date, with any realized and unrealized holding gains or losses reflected in the consolidated statements of income as realized gains on securities, net and principal transactions, net, respectively. Available for sale securities are valued at the closing price on the valuation date, with any unrealized holding gains or losses reflected as a component of accumulated other comprehensive income in the consolidated statements of members’ equity, and any realized gains or losses are reflected in the consolidated statements of income as realized gains on securities, net.

          Non-marketable securities consist of: (i) non-tradable warrants exercisable into common stock of public companies (“non-tradable warrants”); (ii) restricted common stock in publicly held companies (“restricted securities”); (iii) common stock and preferred stock in privately held companies and interests in partnerships, where we have less than a 20% voting interest and no significant influence (“securities in privately-held entities”); and (iv) convertible notes and notes receivables in privately held companies (“debt securities in privately-held companies”). Non-tradable warrants are valued at intrinsic value based on the closing price at the date of the valuation, as we have the intent and the ability to exercise and sell in the short term, at the closing price. Restricted securities, securities in privately-held entities and debt securities in privately-held companies are carried at cost. Any realized and unrealized holding gains or losses derived from non-marketable securities are reflected in the consolidated statements of income as realized gains on securities, net and principal transactions, net, respectively. Interest on debt securities in privately-held companies is included in the consolidated statements of income and comprehensive income as other income. We account for gains and losses on the sale of marketable and non-marketable securities under the specific identification method.

Discontinued Operations

          Discontinued operations is reported in accordance with SFAS 144, Accounting For the Impairment or Disposal of Long Lived Assets (“SFAS 144”) and EITF 03-13, applying the conditions in paragraph 42 of SFAS 144 in determining whether to report discontinued operations (“EITF 03-13”). Since we have determined that the Partnership and its cash flows are clearly distinguished for financial reporting purposes from the rest of our operations, they have been eliminated from our ongoing operations, and we will not have any significant continuing involvement in or cash flows from the Partnership’s operations.

Investment in Affiliates

          Investment in affiliates in which we own more than 20% of the voting rights and have significant influence is accounted under the equity method in accordance with APB Opinion No. 18. Investment in limited partnerships in which we own less than 20% but more than 5% and have no significant influence are accounted under the equity method in accordance with EITF D-46.

Securities Transactions and Revenue Recognition

          Proprietary securities transactions, gains and losses from the sale of securities owned, commission revenue and commission expense are recorded on a trade-date basis. Profit and loss arising from all securities transactions entered into for our account and for which we are at risk, are recorded on a trade-date basis.

          Private placement fees arising from securities offerings in which our Broker-Dealer acts as an underwriter or agent, along with fees earned from providing financial advisory services are recognized at the time the transaction is consummated. We recognize advisory fee revenue ratably over the terms of the related contracts.

Conference Revenue and Expenses

          We receive conference deposits from presenters, which are recorded as a liability and then recognized as revenue when the conference is conducted. We also make advance payments for conference facilities, entertainment, and related costs which are recorded as prepaid expenses and then recognized when the conference is conducted.

Debt with Equity Instruments

          We account for debt with equity instruments in accordance with the guidance provided by EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Accordingly, the aggregate purchase price is allocated to the debt and equity instruments based on their relative fair market values with an amount attributable to the relative fair value of the warrants being recorded as a debt discount on the debt instruments, such that the debt instruments are recorded on the consolidated statement of financial condition at a value, which is net of the value assigned to the equity instruments. The debt discount, which is credited to members’ equity, is accreted over the life of the debt instruments.

          The fair value of the warrants is determined based on the Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the expected share price volatility. Given the fact that Holding’s equity was not publicly traded, Holding developed an expected volatility figure based on a review of the historical volatilities, over a period of time equivalent to the expected life of these warrants, of similarly positioned publicly traded companies within its industry, during the early stages of their life as a publicly traded company.

          In addition, based on the intrinsic value method, we recorded an additional debt discount, related to the beneficial conversion feature of the debt instruments, after taking into account the value of the equity instruments issued. This discount is accreted over the life of the debt instruments.

Income Taxes

          Prior to the Exchange, Holding filed consolidated federal and combined New York State and New York City UBT returns. The members of Holding, Paul Revere and R&R, were taxed on Holding’s federal and state taxable income. Accordingly, no provision or liability for federal or state income taxes has been included in Holding’s consolidated financial statements, except for the UBT.

          Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for UBT purposes in the years in which the differences are expected to reverse. In addition, we also recognize deferred tax assets for future tax benefits, to the extent that realization of such benefits is more likely than not to occur.

          In June 2006, the FASB issued Interpretation No. 48, “Accounting of Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN-48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 31, 2006. We adopted FIN-48 effective with our 2007 fiscal year. FIN-48 currently has no effect on our consolidated financial statements.

Use of Estimates

          The preparation of financial statements is in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Stock-Based Compensation

          Until January 1, 2006, we accounted for grants using the intrinsic value method, under which compensation cost related to grants of stock options and restricted stock is recorded to the extent that the exercise price of the option or the purchase price for the stock was less than the market value of the underlying shares on the date of grant. Any such compensation expense would have been recorded over the service or vesting period.

          Effective January 1, 2006, we adopted the “modified prospective method” set forth in SFAS 123R for valuing stock-based compensation. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and the expense is recognized over the “requisite service period” which generally is the vesting period stipulated in the grant for all employees. Under the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

Registration Payment Arrangements

          In December 2006, the FASB issued a Staff Position on EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS 5. FSP 00-19-2 was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of FSP 00-19-2. For prior arrangements, FSP 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. We adopted FSP 00-19-2 effective with our 2007 fiscal year. FSP 00-19-2 currently has no effect on our consolidated financial statements.

Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. SFAS No. 157 will become effective for us in 2008. We are in the process of evaluating the effect that the adoption of this standard will have on our consolidated financial statements. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of this standard will have on our consolidated financial statements.

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any noncontrolling interests as a separate component of stockholders’ equity. We would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the company separately in our consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

          The information in response to this item is contained elsewhere in this Report beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A(T). Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within RRCG have been detected.

          (b) Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

          (c) Changes in Internal Control over Financial Reporting

          There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

          Set forth below is information concerning our directors and senior executive officers.

Name	Age(1)	Titles

Officers and Directors:
Wesley K. Clark	63	Chairman and Director
Michael Vasinkevich	40	Vice Chairman and Director
Michael Lacovara	44	Chief Executive Officer (Principal Executive Officer) and Director
Edward Rubin	40	President and Director
John J. Borer III	50	Senior Managing Director, Co-Head of Investment Banking and Director
Thomas Pinou	48	Chief Financial Officer (Principal Accounting Officer)
John W. Chambers	46	Senior Managing Director, Co-Head Investment Banking
Sam Dryden	57	Director
Richard M. Cohen	56	Director
Winston Churchill	67	Director
Mark L. Friedman	60	Director
Marvin I. Haas	65	Director
Peter F. Drake	54	Director

(1)	Ages are as of January 31, 2008

          Executive officers are appointed by, and serve at the pleasure of, the Board of Directors. A brief biography of each director, executive officer and other key employee follows.

          Wesley K. Clark. General Clark was appointed Chairman on the Exchange Date and became a director on July 22, 2007. He was appointed chairman of Holding in January 2006. He is chairman and chief executive officer of Wesley K. Clark & Associates, a strategic advisory firm he founded in March 2003. From June 2000 through March 2003, General Clark was a managing director at Stephens, Inc., an investment banking firm based in Arkansas. From June 1966 through June 2000, General Clark served in the U.S. Army where he held numerous staff and command positions and rose to the rank of 4-star general. He served as NATO Supreme Allied Commander and Commander in Chief of the U.S.-European Command from July 1997 through May 2000. In August 2000, General Clark was awarded the Presidential Medal of Freedom, the United States’ highest civilian honor. General Clark graduated from the United States Military Academy at West Point in 1966. He received a Masters in Philosophy, Politics and Economics from Oxford University where he was a Rhodes Scholar from 1966 to 1968.

          Michael Vasinkevich. Mr. Vasinkevich was appointed Vice Chairman on the Exchange Date and became a director on July 22, 2007. He was appointed vice chairman of Holding in May 2007. He joined us in July 2002 as senior managing director and was appointed a director of our Broker-Dealer, in 2006 and a director of Holding in 2004. From August 1999 through May 2002, Mr. Vasinkevich was a managing director at Ladenburg Thalmann & Co. Inc., and for the last 11 months of his tenure there he was president of capital markets. From November 1998 through July 1999 he was the founder and managing director of Tandem Venture Partners, Ltd., a specialized financial advisory firm focusing on growth companies in the United States and Asia. From June 1997 to November 1998, he was the managing director of the structured finance group at Jesup & Lamont Securities Corp.

          Michael Lacovara. Mr. Lacovara became our Chief Executive Officer, our principal executive officer, and a director in September 2007. Mr. Lacovara was a principal of Sandler O’Neill + Partners, L.P. from February 2004 through August 2007 and the co-chief operating officer of the firm from January 2005 through August 2007. Mr. Lacovara resigned from his positions at Sandler in anticipation of assuming his responsibilities with us. From

October 1989 through December 1996, Mr. Lacovara was an associate at, and from January 1997 through January 2004 a member of, the law firm of Sullivan & Cromwell, LLP, where he represented a variety of financial services and technology firms and served as trial counsel to Microsoft Corporation in United States v. Microsoft. Mr. Lacovara received his bachelor’s degree in 1984, summa cum laude, from the University of Pennsylvania, where he was elected to the Phi Beta Kappa Society. He was selected to study at Cambridge University on a Thouron Fellowship, receiving a master’s degree in international relations in 1985. He also earned a law degree, cum laude, from Harvard Law School in 1988.

          Edward Rubin. Mr. Rubin was appointed President and became a director on July 10, 2007. He was appointed president of Holding in May 2007. He originally joined Holding in June 2002 as a senior managing director. He has served as President of our Broker-Dealer from September 2006, as a director of our Broker-Dealer since 2006 and as a director of Holding since 2004. From August 1999 through May 2002, Mr. Rubin was a director, corporate finance with Ladenburg Thalmann & Co. Inc. From November 1998 through July 1999, he was the founder and executive vice president of Tandem Venture Partners, Ltd., a specialized financial advisory firm focusing on growth companies in the United States and Asia. From July 1998 to November 1998, he was a vice president in the structured finance group at Jesup & Lamont Securities Corp. From November 1995 through December 1997, Mr. Rubin was assistant general counsel for NCH Capital, an investment fund specializing in investments in Eastern Europe and the former Soviet Union. From September 1993 through November 1995, Mr. Rubin was an associate in two law firms in New York, Friedman & Kaplan and Coudert Brothers. Mr. Rubin received his B.A. in political science from Bernard M. Baruch College in 1989 and his J.D. from New York University School of Law in 1993.

          John J. Borer III. Mr. Borer became a director on July 22, 2007 and a Senior Managing Director and Co-Head of Investment Banking in September 2007 when Mr. Lacovara became Chief Executive Officer. Mr. Borer had been our Chief Executive Officer since the Exchange Date. Mr. Borer was appointed chief executive officer of Holding in May 2007. He also served as a director of Holding since April 2004 and a director of our Broker-Dealer since 2002. From 1998 through 2006 he was a senior managing director and the president of our Broker-Dealer. From 1991 through 1998, Mr. Borer was a managing director and head of investment banking at the broker-dealer affiliate of the original Rodman & Renshaw firm. From 1984 through 1991, Mr. Borer was senior vice president and investment manager in the new business development office of Security Pacific Business Credit Inc. From 1979 through 1984, he served as a vice president and business development officer with Barclays American Business Credit in its Los Angeles office. Mr. Borer received his B.S. in Agricultural Economics from the University of California at Davis in 1978 and his J.D. from Loyola Law School in Los Angeles in 1984.

          Thomas Pinou. Mr. Pinou was appointed Chief Financial Officer, our principal accounting officer, on July 10, 2007. He was the chief financial officer of Holding since October 1998. From August 1996 to December 1997, he was the controller of the broker-dealer affiliate of the original Rodman & Renshaw firm, and in December 1997 was appointed chief financial officer of the original Rodman & Renshaw firm, a position he held until March 1998. From September 1991 to May 1996, Mr. Pinou was responsible for trading and syndicate accounting at Yamaichi Securities and Bankers Trust. Mr. Pinou received his B.B.A. from Pace University in 1982.

          John W. Chambers. Mr. Chambers joined our Broker-Dealer in August 2006 as a Senior Managing Director — Investment Banking and was appointed President of our former AcumenBioFin division in November 2006 and Co-Head of Investment Banking in December 2007. From May 2005 through June 2006, he served as a managing director and senior biotechnology specialist at Cowen. From April 2002 through May 2005, Mr. Chambers was the managing director responsible for the biotechnology sector at Lehman Brothers. From November 1999 through March 2002, Mr. Chambers spearheaded the global biotechnology sector as a managing director at UBS. Mr. Chambers received his M.B.A. from Columbia Business School in 1988 and his B.S. in Mechanical Engineering from Union College in 1984.

          Sam Dryden. Mr. Dryden became a director on July 22, 2007. He had been appointed to the board of directors of Holding in March 2007. Since January 1, 2007, he has served as a managing director of Wolfensohn & Company, a corporate advisory and investment firm, where he focuses on private equity investments in biofuels and other alternative energies. He is currently the chief executive officer of Emergent Genetics, LLC, a life science investment holding company, a position he has held since April 2004. From January 1997 through June 2006, he served as chairman and chief executive officer of Emergent Genetics, Inc, an international biotechnology company. He founded and held executive positions with both, Agrigenetics Corporation, now part of Dow AgroSciences, and

Big Stone Inc., a private venture-investment and development company, which participated in the founding of over a dozen life science companies. Mr. Dryden is an advisor to the World Bank regarding rural development strategy and a member of the Council on Foreign Relations where he serves on its Advisory Committee on Intellectual Property and American Competitiveness. Mr. Dryden received his B.A. from Emory University in 1973.

          Richard M. Cohen. Mr. Cohen became a director on August 13, 2007. Since 1996, he has been the President of Richard M. Cohen Consultants, a financial services consulting company that accepts engagements from public and private companies to assist with their corporate governance and corporate finance needs. Since 2003 Mr. Cohen has served as a director of Dune Energy, Inc., a publicly traded energy company (AMEX: DNE) for which he served as chief financial officer from November 2003 to April 2005. He is also currently serving as corporate secretary of Dune. Since February 2006, Mr. Cohen has served as a director of Helix Biomedix Inc. (OTCBB: HXBM.OB) and as the Chief Financial Officer of ABC Funding Inc. (OTCBB: AFDG.OB). Since July 2007, Mr. Cohen has served as a director of Universal Travel Group (OTCBB:UTVG.OB), which provides domestic and international air ticketing, hotel reservations, tourism services and freight forwarding services across China. From 1984 through 1992, Mr. Cohen was an investment banker at Henry Ansbacher, Furman Selz, where he specialized in mergers & acquisitions, public equity offerings, and restructurings. From 1980 through 1983, Mr. Cohen was a vice president of corporate development at Macmillan, Inc. Mr. Cohen is a certified public accountant (New York State). He received a B.S. from The University of Pennsylvania (Wharton) in 1973 and an M.B.A. from Stanford University in 1975.

          Winston Churchill. Mr. Churchill became a director on October 16, 2007. He has served as the chairman of the board of Vector Intersect Security Acquisition Corp. (OTCBB:VTRQ.OB), a “special purpose acquisition corporation,” since May 31, 2006. Since 1996, Mr. Churchill has been the managing general partner of SCP Partners, which manages several private equity and venture capital funds. From 1993 to the present he has been the co-chairman of CIP Capital Management, Inc., which manages a “small business investment company,” as defined by the National Association of Small Business Investment Companies. He is currently a director of Innovative Solutions and Support, a company engaged in the design, manufacture, and sale of flight information computers, flat panel displays, and monitoring systems; Amkor Technology, Inc., a subcontractor of semiconductor packaging and test services; Griffin Land & Nurseries, a real estate and landscape nursery business; and a number of private portfolio companies. Mr. Churchill received a BS in Physics, summa cum laude, from Fordham University in 1962, an MA in Economics from Oxford University, where he was a Rhodes Scholar, in 1964, and a JD from Yale Law School in 1967. He is a trustee of Georgetown University, Fordham University and Inmaculata University.

          Mark L. Friedman. Mr. Friedman became a director on October 16, 2007. Since 2001, he has served as a managing partner of Constellation Investment Partners LLC, a Florida based merchant-banking and special investment firm. In 2003, Mr. Friedman co-founded OnForce, Inc., an online marketplace for onsite technology services. Mr. Friedman was a partner of Shea & Gould, a national law firm, from 1982-1992 and also served as a member of its management committee. He previously served as a director of Allied Digital Technologies Corp. and of Disc Graphics, Inc., where he also served as director and chairman of the audit committee. Mr. Friedman received his B.A. in history, magna cum laude, in 1970 and his J.D., cum laude, in 1973 from the University of Pennsylvania. He was elected to the Phi Beta Kappa Society and was Articles Editor of the University of Pennsylvania Law Review.

          Marvin I. Haas, became a director on October 16, 2007. Since December 2006, Mr. Haas has served on the board of directors of Universal Power Group, Inc. (AMEX:UPG) and serves as chairman of its compensation committee and as a member of its corporate governance and nominating committee. From 1993 until its sale to the Sara Lee Corporation in 1999, Mr. Haas served as president and chief executive officer of Chock Full O’Nuts Corporation (NYSE: CHF). Since his retirement from Chock Full O’Nuts, Mr. Haas has been a private investor. Mr. Haas received a B.A. from Northeastern University in 1965 and an MBA from its Graduate School of Business in 1967.

          Peter F. Drake. Dr. Drake became a director on October 16, 2007. Dr. Drake is currently the managing general partner of Mayflower Partners, a healthcare investment fund. From 1999 to 2002, he served as a managing director in the Equity Research Department of Prudential Securities, Inc., following Prudential’s acquisition of Vector Securities International, an investment banking firm co-founded by Dr. Drake in 1988. Vector specialized in raising capital for emerging healthcare companies and acted as an advisor in merger and alliance transactions in the healthcare area. Dr. Drake joined the investment banking firm of Kidder, Peabody & Co. as a biotechnology analyst in 1983, becoming a partner in 1986. He currently serves on the board of directors of Trustmark Insurance Co., a healthcare insurance provider, Penwest Pharmaceuticals Co. (NGM:PPCO), a publicly traded healthcare company providing drug delivery systems, MetaMorphix, Inc., a private animal healthcare company, Cortex Pharmaceuticals, Inc. (ASE:COR), a publicly traded neuroscience company, and the Alliance for Aging Research, a non-profit organization dedicated to improving the health and quality of life for the elderly. Dr. Drake received a B.A. in Biology from Bowdoin College in 1976, a CBA from the Wharton School of Business at the University of Pennsylvania in 1980 and a Ph.D. in Biochemistry and Neurobiology from Bryn Mawr College in 1983.

Board Composition

          Under our bylaws, the number of directors at any one time may not be less than one or more than eleven. The maximum number of directors at any one time may be increased by a vote of a majority of the directors then serving. Currently, the Board of Directors consists of eleven members, six of whom qualify as “independent” under the rules and regulations of the SEC and NASDAQ.

          Our charter provides for the annual election of directors. At each annual meeting of stockholders, our directors will be elected for a one-year term and serve until their respective successors have been elected and qualified. It is anticipated that the Board of Directors will meet at least quarterly.

Family Relationships

          None of the directors or executive officers is related by blood, marriage or adoption.

Board Committees

          The Board of Directors has the authority to appoint committees to perform certain management and administrative functions. The Board of Directors has established a Compensation Committee, an Audit Committee and a Corporate Governance and Nominating Committee. Each of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee will have three members, all of whom will qualify as “independent” under the rules and regulations of the SEC and NASDAQ.

Audit Committee. The Board of Directors has appointed Richard Cohen, Winston Churchill and Peter F. Drake as the members of the Audit Committee. Mr. Cohen is the chairman of the committee and also qualifies as an “audit committee financial expert” within the meaning of the rules of the SEC and NASDAQ. The Audit Committee will review and report to the Board of Directors on our internal accounting and financial controls and on the accounting principles and auditing practices and procedures to be employed in preparing and reviewing our consolidated financial statements. The Audit Committee is also responsible for engaging and overseeing our independent public auditors, the scope of the audit to be undertaken by such auditors and the pre-approval of any audit and permitted non-audit services provided by such auditors.

Compensation Committee. The Board of Directors has appointed Mark L. Friedman, Sam Dryden and Marvin I. Haas as the members of the Compensation Committee. Mr. Friedman serves as chairman of the committee. The Compensation Committee will review and, as it deems appropriate, recommend to the Board of Directors policies, practices and procedures relating to the compensation of the officers and other managerial employees, including the determination in its discretion of the amount of annual bonuses, if any, for our executive officers and certain other professionals, and the establishment and administration of employee benefit plans. The Compensation Committee will exercise all authority under our employee equity incentive plans and will advise and consult with our senior executives as may be requested regarding managerial personnel policies.

Corporate Governance and Nominating Committee. The Board of Directors has appointed Winston Churchill, Peter F. Drake and Mark L. Friedman as the members of the Corporate Governance and Nominating Committee. Mr. Churchill serves as chairman of the committee. The Corporate Governance and Nominating Committee will identify and recommend nominees to the Board of Directors and oversee compliance with our corporate governance guidelines.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities that are registered pursuant to Section 12 of the Exchange Act, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

          Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for the fiscal year ended December 31, 2007, we have determined that our directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements.

Code of Ethics

          We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. The Code of Ethics is posted on our Web site at www.rodmanandrenshaw.com.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

          Our executive compensation program is designed to create incentives for our executive officers to lead, manage and grow our business. Because the compensation of our executive officers plays an integral role in our success, our compensation programs are designed to attract, retain, and motivate top quality and effective executives and professionals. We refer to our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers during 2007 as our “named executive officers.”

          A substantial portion of each named executive officer’s total compensation is variable and delivered on a pay-for-performance basis. We believe this model provides the greatest incentive to motivate management to achieve our business objectives. The executive compensation program provides compensation opportunities, contingent upon performance, that are competitive with practices of other similar investment banking firms. We are committed to utilizing the executive compensation program to maintain our ownership culture and to broaden executive ownership over time. We strongly believe that the cash and equity components of our compensation plans will align the interests of our named executive officers and other key employees with our stockholders and will promote the creation of long-term stockholder value.

          The Compensation Committee has set a compensation and benefits expense target for the 2007 and 2008 fiscal years at 55% excluding equity-based compensation granted prior to September 30, 2007 and insurance premiums paid in respect of “key-man” life insurance policies for our benefit.

Determination of Compensation

          In allocating compensation to our named executive officers, the primary emphasis, in addition to our performance, is on each individual’s contribution and business unit performance and on compensation recommendations of the Compensation Committee, which will have the primary responsibility and authority to determine and recommend the compensation of our named executive officers and other key employees. We may utilize third-party compensation consultants and surveys to provide industry data to better support our determination of the key elements of our named executive officer compensation programs. Compensation of our named executive officers will be determined by the Compensation Committee.

Compensation Components

          The most significant components of the compensation program for our named executive officers in 2007 were base salary, cash bonuses and, to the extent applicable, profit allocations on membership interests. Beginning with the current fiscal year, the key components of our compensation program will be base salary, cash bonus and equity-based awards and we are targeting our total compensation and benefits expense, excluding equity-based compensation granted prior to September 30, 2007 and insurance premiums paid in respect of “key-man” life insurance policies for our benefit, to be approximately 55% of total consolidated revenues each year.

Base Salary

          Consistent with industry practice, the base salaries for our named executive officers account for a relatively small portion of their overall compensation. We believe that relatively modest salaries are accepted in the industry and the potential for substantial bonus compensation is seen by senior management personnel as the more important component. Named executive officer base salaries and subsequent adjustments, if any, are expected to be determined annually based on a review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position.

Cash Bonus

          Cash bonus compensation has been a key component of our executive compensation program. We have in the past, and our Compensation Committee will, in the future, award discretionary cash bonuses based on a number of variables that are linked to our overall, and the executive’s individual, performance.

          In March 2007, we established an executive bonus plan (the “March Bonus Plan”) for three of our named executive officers, Michael Vasinkevich, Edward Rubin and John J. Borer III (the “Principals”). Although certain limitations on the payment of bonuses under the March Bonus Plan would have terminated upon the Exchange, we and the Principals agreed to continue the March Bonus Plan through 2007 and to target our total compensation and benefits expense, excluding equity-based compensation granted prior to July 1, 2007, at 55% of revenues. The compensation and benefits payable to each of the Principals in any year will be determined before the end of each fiscal year, by reference to the individual’s productivity during such year and his overall contribution to our profits and success during that period.

          In August 2007, the Compensation Committee and the Board of the Directors unanimously approved and adopted and our stockholders approved, a revised Executive Bonus Plan (the “August Bonus Plan”). The August Bonus Plan includes the following key provisions:

•	The plan is administered by the Compensation Committee of the Board of Directors.

•	The plan has a term of five years ending August 31, 2012.

•	The initial participants in the plan are Michael Vasinkevich, Michael Lacovara, Edward Rubin and John J. Borer III. The Compensation Committee may designate other employees as participants.

•

The Compensation Committee shall determine the size of the bonus pool to be distributed to the participants and the amount to be allocated to each participant based on performance criteria that it establishes.

•	In no event may the amount distributed in any single fiscal year to a participant exceed 25% of our total consolidated gross revenues for such year, as reported on our financial statements.

•

In no event shall the amounts payable pursuant to the plan in any one fiscal year, when added to all of our other compensation and benefits expenses for that year, as reported on our financial statements, exceed 60% of our total consolidated gross revenues for that year, excluding insurance premiums paid with respect to “key-man” life insurance policies for our benefit and equity-based compensation attributable to awards granted prior to September 30, 2007. The Board of Directors has set the target at 55% of consolidated gross revenues.

Profit Distributions on Membership Interests

          Prior to the Exchange, we operated as a limited liability company, taxable as a partnership for federal and state income tax purposes. Accordingly, we were able to distribute profits based on special allocations to our senior executive officers in their capacities as members. As a result of the Exchange, we now operate as a “C” corporation and, as such, we no longer have the ability to make profits distributions to our senior executives based on special allocations.

Equity-based Compensation

          In August 2007, the Compensation Committee and the Board of Directors unanimously approved and adopted and our stockholders ratified, the 2007 Stock and Incentive Plan. The purpose of the 2007 Stock and Incentive Plan is to align the interests of the participants with those of our stockholders through equity-based compensation alternatives, thereby promoting our long-term financial interests and enhancing long-term stockholder return. The 2007 Stock and Incentive Plan is intended to enhance our ability to effectively recruit, motivate and retain the caliber of employees essential for our success and provide them with incentive compensation opportunities that are competitive with those of similar companies and to give us needed certainty and flexibility in designing and managing equity-based compensation to meet the needs of its growing business over an extended period of time.

          The following is a brief summary of the material features of the 2007 Stock and Incentive Plan.

          The 2007 Stock and Incentive Plan will be administered by a committee of directors (each of whom will be a “non-employee director” for purposes of Rule 16b-3 promulgated by the SEC and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code) designated from time to time by the Board of the Directors. The Compensation Committee has been charged with the responsibility of administering our stock-based compensation programs including the 2007 Stock and Incentive Plan.

          Subject to certain restrictions that are set forth in the 2007 Stock and Incentive Plan, the committee will have complete and absolute authority to make any and all decisions regarding the administration of the 2007 Stock and Incentive Plan, including the authority to construe and interpret the plan and awards under the plan, establish administrative rules and procedures, select award recipients, determine the type of awards, establish the terms, conditions and other provisions of awards and amend awards. Subject to certain restrictions that are set forth in the 2007 Stock and Incentive Plan, the committee may delegate any of its authority and responsibility to management, except for determinations and decisions regarding awards to be made, which must be made by the committee itself.

          The persons eligible to receive awards under the 2007 Stock and Incentive Plan include all employees, directors, officers and agents of, and other service providers to, us and our subsidiaries.

          The number of shares of common stock that are authorized and available for issuance under the 2007 Stock and Incentive Plan is 5,250,000. No more than 5,000,000 shares, however, can be issued pursuant to awards in the form of: (i) incentive stock options; or (ii) performance units and restricted stock, as described below. In September 2007, pursuant to the 2007 Stock and Incentive Plan, we issued 750,000 shares of restricted common stock to our new Chief Executive Officer, Michael Lacovara. We also granted Mr. Lacovara options to purchase 750,000 shares of common stock on October 16, 2007. See “— Employment Arrangements” below. If the shares of stock that are subject to an award are not issued or cease to be issuable because the award is terminated, forfeited or expires unexercised, those shares will then become available for future awards. The number of shares authorized and available for issuance under the plan is subject to adjustment in the event of a stock split, stock dividend, recapitalization, spin-off or similar action.

          Awards under the 2007 Stock and Incentive Plan may take the form of stock options (either incentive stock options or non-qualified options), stock appreciation rights, restricted stock or performance units. Subject to restrictions that are set forth in the 2007 Stock and Incentive Plan, the committee will have complete and absolute authority to set the terms, conditions and provisions of each award, including the size of the award, the exercise or base price, the vesting and exercise schedule (including provisions regarding acceleration of vesting and exercise) and termination and forfeiture provisions.

          The committee is subject to the following specific restrictions regarding the types and terms of awards:

•	No participant may receive in any calendar year awards of (i) options and stock appreciation rights, or (ii) restricted stock and performance units, that in each case cover more than 2,000,000 shares.

•	The exercise price for a stock option may not be less than 100% of the fair market value of the stock on the date of grant.

•	No award may be granted more than ten years after the date of the 2007 Stock and Incentive Plan.

          No stock option can be “repriced” without the consent of stockholders and of the option holder if the effect would be to reduce or increase the exercise price per share. For this purpose, “repricing” includes a tandem cancellation and re-grant or any other amendment or action that would have substantially the same effect as decreasing or increasing the exercise price.

          If the applicable award agreement so provides, upon certain events constituting a “change in control,” as specified in the 2007 Stock and Incentive Plan, immediately prior to the occurrence of the change in control all options and stock appreciation rights subject to the award will become immediately exercisable, the expiration of the restrictions applicable to any restricted stock grant made under the award shall immediately be accelerated, and such other results shall take place with respect to other awards as may be set forth in the relevant award agreement.

          To the extent permitted by law, the Board of Directors, without the consent or approval of any plan participant, may amend, suspend or terminate the 2007 Stock and Incentive Plan, so long as that action does not adversely affect the rights of any holder under any award then outstanding. Without the approval of the stockholders, however, in general the Board of Directors may not amend the 2007 Stock and Incentive Plan to increase the number of shares available for issuance or to modify the requirements regarding eligibility in the 2007 Stock and Incentive Plan. No Awards will be granted under the 2007 Stock and Incentive Plan after the tenth anniversary of its effective date.

Other Compensation

          All of our executives are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all salaried employees and do not discriminate in favor of senior executive officers. It is generally our policy to not extend significant perquisites to our executives that are not available to our employees generally. We have no current plans to make changes to levels of benefits and perquisites provided to senior executives.

Summary Compensation Table

          The information below describes the components of the total compensation paid to our named executive officers for 2007, 2006 and 2005.

	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	All Other Compensation(2)	Total

Principal Executive Officer
Michael Lacovara	2007	$50,000	$420,000	$404,212	$108,523	$2,526	$950,516
Chief Executive Officer(3)

John J. Borer III	2007	$125,000	$495,600	$—	$—	$8,046	$628,646
Chief Executive Officer(4)	2006	$—	$400,000	$—	$—	$1,534,000	$1,934,000
	2005	$—	$471,182	$—	$—	$14,000	$485,182

Principal Accounting Officer
Thomas Pinou	2007	$150,000	$250,000	$—	$32,727	$8,046	$425,975
Chief Financial Officer	2006	$150,000	$250,000	$—	$11,942	$14,000	$425,942
	2005	$150,000	$172,000	$—	$—	$14,000	$336,000

Michael Vasinkevich	2007	$125,000	$2,493,600	$—	$—	$8,046	$2,626,646
Vice Chairman	2006	$—	$712,172	$—	$—	$4,230,626	$4,942,798
	2005	$—	$2,464,257	$—	$—	$46,928	$2,511,185

Edward Rubin	2007	$125,000	$1,245,800	$—	$—	$8,046	$1,378,846
President	2006	$—	$378,929	$—	$—	$2,056,897	$2,435,826
	2005	$—	$1,176,359	$—	$—	$37,462	$1,213,821

John W. Chambers(5)	2007	$150,000	$1,635,000	$—	$186,385	$8,046	$1,979,431
Senior Managing Director Co-Head of Investment Banking	2006	$56,250	$800,000	$—	$21,447	$851	$888,421

(1)	Reflects the value of the restricted stock or stock options, as applicable, that was charged to income in the reported period as reported on our financial statements.

(2)

Does not include amounts distributed to Revere and R&R that were then distributed proportionately to their respective members and stockholders. However, in the case of Messrs. Borer, Vasinkevich and Rubin the 2006 amount includes a special distribution of 2006 profits that was made by Holding directly to them. Also includes medical premiums, term life insurance premium, tax preparation expense, and legal fees incurred on behalf of the named executive officer.

(3)	Mr. Lacovara’s employment commenced in September 2007.

(4)	As of September 2007, Mr. Borer ceased being our Chief Executive Officer and became our Co-Head of Investment Banking.

(5)	Mr. Chambers’ employment commenced August 1, 2006.

Employment Arrangements

          In March 2007, we entered into an employment agreement with each of Michael Vasinkevich, Edward Rubin and John J. Borer III, subsequently modified in July 2007. Each of these agreements is substantially identical and their salient provisions are as follows:

          Term: Three years, terminating February 28, 2010, with a 90-day “evergreen” provision.

          Base Salary: $150,000 per annum, subject to increase in the sole discretion of the Compensation Committee.

Incentive Compensation: For each fiscal year during the term of their agreements, an amount to all of the Principals, which, when added to the amount of salaries, bonuses, the cost of benefits and all other employee-related expenses (including employment taxes), but excluding equity-based compensation granted prior to October 16, 2007, does not exceed in the aggregate 55% of our gross revenues for such fiscal year, although we may increase this percentage for years subsequent to 2007 with their consent. The amount of incentive compensation will be determined by the Compensation Committee based on our overall revenue and profits and the relative productivity of the individual.

Benefits. Each individual is entitled to participate in our group health, dental and life insurance plans, 401(k) savings plan and equity incentive plan.

Termination of Employment. Upon termination other than for cause (as defined in the respective agreements), the individual is entitled to, in addition to his base salary and incentive compensation for the year in which the termination occurs, a lump-sum payment equal to twelve times his “Monthly Salary” amount, which is defined in the respective agreements to mean one-twelfth of the sum of (a) the individual’s then current base salary plus (b) the average of the annual incentive compensation paid to the individual for the full fiscal year periods immediately preceding the termination, commencing with the fiscal year period ended December 31, 2006.

          In June 2007, we amended and restated an employment agreement with Wesley K. Clark. His employment had commenced January 30, 2006. Under the agreement, Mr. Clark serves as our Chairman. His annual base salary is $250,000. In addition, he is eligible to receive the following cash bonuses: (i) up to 15% of fees received by our Broker-Dealer, in connection with any transaction introduced by him; and (ii) a discretionary amount at the end of each calendar quarter. In addition, the agreement:

•	granted him options to purchase 425,980 shares of our common stock at $3.78 per share, subject to a vesting schedule; and

•

provides for payment of an amount if there is a “Change of Control Event” during the period of employment. In general, the amount cannot exceed $1,514,942, and reduces to the extent that the fair market value of a share of our common stock is less than $3.78 per share (as adjusted) on the date of the Change of Control Event. We may make the payment, in our absolute discretion, in cash or other property, including the shares or other property which may have been received in the transaction which constituted the Change of Control Event. A “Change of Control Event,” in general, means the acquisition by any one person, or a group, of more than 50% of the total fair market value or total voting power of our capital stock or of substantially all of our assets.

          In August 2007, we entered into an employment agreement with Michael Lacovara, which provides for Mr. Lacovara to serve as our Chief Executive Officer. Mr. Lacovara’s employment agreement was unanimously approved by the Board and the Compensation Committee and the performance-based compensation provisions it contains were also approved by our stockholders.

The material terms of Mr. Lacovara’s employment agreement are as follows:

Term: September 4, 2007 through December 31, 2009, with a 90-day “evergreen” provision.

Title: Chief Executive Officer and a member of the Board of Directors.

Base compensation: $150,000 per year.

Level One Incentive Compensation: Year ended 12/31/07 - $616,666; Year ended 12/31/08 -$800,000 plus $1,050,000 if our consolidated gross revenues for the year ended December 31, 2008 is more than 110% of our consolidated gross revenues for the year ended December 31, 2007; Year ended 12/31/09 - $800,000 plus $1,050,000 if our consolidated gross revenues for the year ended December 31, 2009 is more than 120% of our consolidated gross revenues for the year ended December 31, 2007.

Additional Incentive Compensation: Mr. Lacovara will be eligible to participate in the August Bonus Plan as well as any other plan we adopt for our executives.

Restricted Stock Grant: In September 2007, upon commencement of his employment, Mr. Lacovara received 750,000 shares of restricted common stock pursuant to the 2007 Stock and Incentive Plan. The shares will vest in three annual installments on the first, second and third anniversary of the grant date subject to the achievement of targeted revenue goals, and will be subject to accelerated vesting in the event of death, disability, termination without cause, termination for Good Reason and termination upon a Change in Control Event. In the event that we do not extend the agreement beyond December 31, 2009, any unvested shares will be forfeited and will revert to us.

Stock Options: On October 16, 2007, we granted Mr. Lacovara options to purchase 750,000 shares of common stock under the 2007 Stock and Incentive Plan. The exercise price per share is $5.00. The options will vest in three tranches on the first, second and third anniversary of the grant date, subject to continued employment on such dates, and will be subject to accelerated vesting in the event of death, disability, termination without cause, termination for Good Reason (as defined in his employment agreement) and termination upon a Change in Control Event. In the event that we do not extend the agreement beyond December 31, 2009, one-half of any unvested options will immediately vest and one-half will be immediately cancelled.

Termination Payment. In the event we do not extend the employment agreement beyond its stated December 31, 2009 expiration date, we shall pay to Mr. Lacovara, in consideration for his covenant not to compete, a lump sum payment equal to nine times his monthly salary amount (which is equal to one-twelfth his average base and incentive compensation for the year preceding such termination).

Section 162(m) Tax Treatment: The Level One Incentive Compensation, the Additional Incentive Compensation, the Restricted Stock Grant and the Stock Options are all intended to be performance-based compensation, such that the deduction of compensation expense attributable to these payments and awards will not be limited by Section 162(m) of the Internal Revenue Code.

Grants of Plan-Based Awards

          The following table provides information regarding each grant of an award made to a named executive officer in the year ended December 31, 2007. The number of securities underlying options and the exercise price of an option give retroactive effect to the Exchange.

Name	Grant Date	Number of Shares Underlying Options	Exercise Price of Options ($/Sh)	Grant Date Fair Value of Option Awards

Michael Lacovara	10/16/2007	750,000	$5.00	$1,550,325
John J. Borer III	—	—	—	—
Thomas Pinou	—	—	—	—
Michael Vasinkevich	—	—	—	—
Edward Rubin	—	—	—	—
John W. Chambers	—	—	—	—

Outstanding Equity Awards as of December 31, 2007

          The following table provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2007. No options were exercised during the year ended December 31, 2007.

	Option Awards(1)

	Number of Securities Underlying Unexercised Options			Option Exercise Price	Option Expiration Date

Name	Exercisable	Unexercisable

Michael Lacovara		750,000	(1)	$5.00	10/15/2017
John J. Borer III	—	—		$—
Edward Rubin	—	—		$—
Michael Vasinkevich	—	—		$—
Thomas Pinou	—	106,495	(2)	$3.78	04/01/2011
John W. Chambers	—	434,675	(3)	$3.78	11/20/2011

(1)	The options vest in equal annual installments over a three year period.

(2)

The options vest in equal quarterly installments over a two-year period beginning 15 months after the date of grant with 12.5% of the options becoming exercisable on each vesting date; and in any event in full as of July 10, 2008.

(3)	The options vest in equal quarterly installments over a two-year period beginning 15 months after the date of grant with 12.5% of the options becoming exercisable on each vesting date.

Potential Payments upon Change of Control

          The following table and summary set forth potential payments payable to our named executive officers upon a change of control. The table below reflects amounts payable to our named executive officers assuming a change of control occurred on December 31, 2007.

Name	Cash Payment	Option/Stock Acceleration

Michael Lacovara	$1,850,000	$4,787,590
John J. Borer III	$2,069,310	—
Edward Rubin	$2,639,091	—
Michael Vasinkevich	$5,232,333	—
Thomas Pinou	$—	$20,812
John W. Chambers	$—	—

Director Compensation

          Each member of the Board of Directors who is not an employee will receive as compensation for service on the Board of Directors: (i) an annual retainer of $20,000; (ii) $1,000 for each meeting of the Board of Directors attended either in person or telephonically; and (iii) an option to purchase 10,000 shares of common stock, which was granted on October 16, 2007 and thereafter will be granted on the date of each annual meeting of stockholders at which they are reelected to the Board of Directors. The options will: (i) have an exercise price equal to the fair market value of a share of common stock on the date of grant; (ii) have a term of 10 years; and (iii) vest ratably in three equal annual installments beginning on the first anniversary of the date of grant. Non-employee directors will also receive $750 for each committee meeting attended either in person or telephonically. Finally, the committee chairman will receive an additional annual retainer as follows: (i) Audit Committee — $12,500; (ii) Compensation Committee — $7,500; and (iii) Corporate Governance and Nominating Committee — $5,000. Such additional compensation is intended to reflect special efforts of such board members. Board members will be reimbursed for reasonable travel expenses associated with attending any board or committee meetings.

          The following table sets forth the compensation paid to our directors for the year ended December 31, 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Sam Dryden	16,167	1,447	—	17,614
Richard Cohen	15,708	1,447	—	17,155
Winston Churchill	9,500	1,447	—	10,947
Peter F. Drake	8,250	1,447	—	9,697
Mark L. Friedman	9,375	1,447	—	10,822
Marvin I. Haas	6,750	1,447	—	8,197

Compensation Committee Interlocks and Insider Participation

          None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board of Directors or Compensation Committee.

Compensation Committee Report

          The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” set forth on pages 44 through 47 of this Report with management and, based on such review and discussion, the Compensation Committee recommends that it be included in this Report.

Submitted by the Compensation Committee

Mark L. Friedman, chairman
Sam Dryden
Marvin I. Haas

          The Compensation Committee Report does not constitute solicitation material and shall not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report by: (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and named executive officers as a group.

          Unless otherwise indicated in the footnotes to this table, based on information furnished by such stockholders, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	Common Stock Beneficially Owned(3)
Name and Address of Beneficial Owner(1)(2)
	Shares	%

Directors and Named Executive Officers:
Wesley K. Clark(4)	435,980	1.2%
Michael Vasinkevich(5)	—	—
Michael Lacovara	896,429	2.6%
John J. Borer III(6)	2,444,083	7.0%
Edward Rubin(7)	12,711,683	36.2%
Thomas Pinou(8)	505,320	1.4%
John W. Chambers(9)	516,941	1.5%
Sam Dryden(10)	38,628	*
Richard Cohen	—	—
Winston Churchill(11)	255,671	*
Mark L. Friedman	12,500	*
Marvin I. Haas	4,000	*
Peter F. Drake	16,100	*
All officers and directors as a group (14 persons)(12)	17,837,335	49.8%
5% Stockholders:
Steven A. Horowitz(7) c/o Moritt Hock Hamroff & Horowitz 400 Garden City Plaza, Suite 202 Garden City, New York 11530	12,711,683	36.2%

*	Less than 1.0%

(1)

Under the rules and regulations of the SEC, beneficial ownership includes: (i) shares actually owned; (ii) shares underlying options and warrants that are currently exercisable; and (iii) shares underlying options and warrants that are exercisable within 60 days of the date of this report. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Unless otherwise indicated, the address for each person listed under “Directors and Named Executive Officers” is: c/o Rodman & Renshaw Capital Group, Inc., 1270 Avenue of the Americas, New York, New York 10020.

(3)	Based on 34,945,738 shares issued and outstanding.

(4)	Common stock beneficially owned includes 425,980 shares underlying options that are currently exercisable at $3.78 per share.

(5)

Mr. Vasinkevich does not beneficially own any shares. Revere, a former member of Holding, beneficially owns 12,711,683 shares. ARF Trust, a trust for the benefit of Mr. Vasinkevich’s wife and children, owns a two-thirds membership interest in Revere. See note 7 below.

(6)

Includes 250,000 shares owned by a trust for the benefit of Mr. Borer’s children of which his wife is the trustee and 15,873 shares owned by his wife of which Mr. Borer disclaims any pecuniary interest therein.

(7)

Shares owned by Revere, a former member of Holding. The members of Revere are the ARF Trust (two-thirds) and Edward Rubin and a trust for the benefit of his children (one-third). Steven A. Horowitz is the sole trustee of the ARF Trust and the wife and children of Michael Vasinkevich, our Vice Chairman, are its beneficiaries. Each of Messrs. Rubin and Horowitz has voting and disposition rights over all of the shares owned by Revere.

(8)	Common stock beneficially owned includes 53,248 shares underlying options that are currently exercisable or exercisable within 60 days of the date of this report at $3.78.

(9)	Common stock beneficially owned reflects 217,338 shares underlying options that are currently exercisable at $3.78 per share.

(10)	Common stock beneficially owned includes 6,778 shares underlying Warrants.

(11)	Common stock beneficially owned includes 28,806 shares underlying Warrants.

(12)	Common stock beneficially owned includes 732,150 shares underlying options and warrants that are currently exercisable or exercisable within 60 days of the date of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reorganization Transactions and Corporate Structure

          On July 10, 2007, the Exchange was consummated. See Part I, Item 1 hereof and Note 1 to RRCG’s Consolidated Financial Statements of this report for a more complete description of the Exchange.

Distributions

          From January 1, 2004 through December 31, 2007, we distributed an aggregate of $9.2 million in cash to Revere and R&R, which then distributed an aggregate of $7.7 million to John J. Borer III and Thomas Pinou, stockholders of R&R, and to Edward Rubin, and the ARF Trust, the beneficiaries of which are the wife and children of Michael Vasinkevich, the members of Revere. This is in addition to any amount paid to Messrs. Vasinkevich, Borer, Rubin and Pinou as compensation.

          Pursuant to a Distribution Agreement, dated as of July 9, 2007, on July 9, 2007, we distributed $5.0 million to Revere and R&R, of which $4.2 million was then distributed to John J. Borer III, Thomas Pinou, Edward Rubin and the ARF Trust. This distribution represented approximately 70% of the taxes payable on our estimated taxable income for the period beginning on January 1, 2007 and ending on the Exchange Date (the “Short Year”) based on the maximum combined individual federal, New York State and New York City income tax rate of 45.498% (the “Maximum Rate”). As soon as reasonably practicable, we will calculate our actual taxable income for the Short Year and then make a final distribution to Revere and the former stockholders of R&R, who are now our stockholders (pro rata in accordance with their former interests in R&R), in an amount equal to the taxes payable, based on the Maximum Rate, on our actual taxable income for the Short Year over the amount distributed to Revere and R&R on July 9, 2007. In the event the amount distributed on July 9, 2007 exceeds the actual taxes payable with respect to our actual taxable income for the Short Year, Revere and the former stockholders of R&R are obligated to reimburse us for such excess distribution.

          In March 2007, we distributed 85% of the beneficial interests in equity securities, including stock and warrants, of 62 companies, to Revere (59.5%) and R&R (25.5%), retaining 15%. We, Revere and RCG then contributed our interests in these securities to RRPR in exchange for membership interests in the same proportion that we owned the securities. Revere is owned two-thirds by a trust whose beneficiaries are the wife and children of Michael Vasinkevich, and one-third by Edward Rubin, and R&R was owned 40.7% by John J. Borer III and 7.2% by Thomas Pinou. The value of the securities on the date of transfer was $11.9 million. As a result of the Exchange, we own 40.5% of RRPR — 15.0% through our ownership of Holding and 29.5% through our ownership of R&R.

          In March 2007, we assigned our rights to fees associated with three pending financing transactions to our members, Revere and R&R, in accordance with their then ownership interests in us. These financing transactions were consummated in April, July and September 2007 and the net fees associated with these transactions were paid to Revere and the former stockholders of R&R.

Related Employees

          Cynthia Van Osch, the wife of John Borer a director, our Co-Head of Investment Banking and our former Chief Executive Officer, is employed by the broker-dealer as vice president, institutional trading. During 2007 Ms. Van Osch received $417,399 for services rendered.

Director and Officer Indemnification

          We have entered into indemnity agreements with our directors and officers indemnifying them against all losses, damages, costs and expenses incurred by them arising out of their service in such capacity, subject to the limitations imposed by Delaware law. This agreement is in addition to our indemnification obligations under our bylaws.

Tax Indemnification Agreement

          Prior to the Exchange, we operated as a limited liability company (treated as a partnership for income tax purposes) and, as such, our former members, Revere and R&R, generally, will be liable for adjustments to taxes (including federal and state income taxes) attributable to our operations prior to the Exchange. In connection with the Exchange, we entered into a tax indemnification agreement to indemnify Revere and R&R, and their respective members and stockholders, including John J. Borer III, Edward Rubin, Thomas Pinou and a trust for the benefit of the wife and children of Michael Vasinkevich, against increases in taxes that relate to our activities prior to the Exchange. The tax indemnification agreement includes provisions that permit us to control any tax proceeding or contest which might result in our being required to make a payment under the tax indemnification agreement.

Policies and Procedures for Related Party Transactions

          We adopted a code of business conduct and ethics, pursuant to which our executive officers, directors and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction with us without the prior consent of our Audit Committee, or other independent committee of the Board of Directors in the case where it is inappropriate for our Audit Committee to review such a transaction due to a conflict of interest. All of our directors, executive officers and employees are required to report to our Audit Committee any such related party transaction. In approving or rejecting the proposed transaction, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. The Audit Committee will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the Audit Committee determines in the good faith exercise of its discretion.

Item 14. Principal Accounting Fees and Services.

Audit Committee Pre-Approval Policy

          Under the policies and procedures established by our Audit Committee, each engagement for audit and permissible non-audit services to be provided by our independent registered public accounting firm must be approved by the Audit Committee. The preapproval policy prohibits the independent registered public accounting firm from providing the following services: bookkeeping or other services related to our accounting records or financial statements; financial information systems design and implementation; appraisal or valuation services; fairness opinions or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management function services; human resource services; broker-dealer, investment adviser or investment banking services; legal services; and expert services unrelated to the audit.

Service Fees Paid to the Independent Registered Public Accounting Firm

          Marcum & Kleigman served as our independent auditors with respect to the fiscal years ended December 31, 2007 and 2006. the following is the breakdown of aggregate fees paid to Marcum & Kleigman for the last two fiscal years:

	2007	2006

Audit Fees	$685,000	$457,000
Audit Related Fees(1)	110,000	—
Tax Fees(2)	34,000	21,000

Total	$829,000	$478,000

(1)	Audit services in connection with accounting consultations and internal control reviews.

(2)	Consists primarily of tax compliance and planning.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

          1. Financial Statements. The following financial statements and the report of RRCG’s independent auditor thereon, are filed herewith.

	•	Report of Independent Registered Public Accounting Firm

	•	Consolidated Statements of Financial Condition as of December 31, 2007 and 2006

	•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

	•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

	•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

	•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

None

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit Number		Description

3.1	(a)	Certificate of Incorporation (1)

3.1	(b)	Amendment to Certificate of Incorporation (2)

3.2		Bylaws(1)

4.1		Specimen stock certificate(2)

4.2		Form of Enthrust Common Stock Purchase Warrant(3)

4.3		Registration Rights Agreement dated July 10, 2007(3)

10.1		2007 Stock and Incentive Plan(2)

10.2		Michael Vasinkevich Employment Agreement, as amended(3)

10.3		John J. Borer III Employment Agreement, as amended(3)

10.4		Edward Rubin Employment Agreement, as amended(3)

10.5		Amended and Restated Wesley Clark Employment Agreement(3)

10.6		Form of Tax Indemnification Agreement, dated as of July 10, 2007(3)

10.7		Form of Indemnification Agreement, dated as of July 10, 2007(3)

10.8		Michael Lacovara Employment Agreement(2)

10.9		Executive Bonus Plan(2)

16.1		Lazar Levine & Felix LLP letter re change in certifying accountant(3)

21.1		Subsidiaries(2)

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit to Amendment #1 to our Registration Statement on Form S-1 (SEC No. 333-144684) on September 20, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed on July 11, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to Amendment #2 to our Registration Statement on Form S-1 (SEC No. 333-144684) on October 12, 2007 and incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Rodman & Renshaw Capital Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RODMAN & RENSHAW CAPITAL GROUP, INC.

By:	/s/ THOMAS PINOU

Thomas Pinou — Chief Financial Officer (principal financial and accounting officer)

Date: March 14, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Rodman & Renshaw Capital Group, Inc. and in the capacities indicated on this March 14, 2008.

/s/ MICHAEL LACOVARA	Chief Executive Officer and Director
(principal executive officer)
Michael Lacovara

/s/ THOMAS PINOU	Chief Financial Officer
(principal financial and accounting officer)
Thomas Pinou

/s/ WESLEY K. CLARK	Chairman and Director

Wesley K. Clark

/s/ MICHAEL VASINKEVICH	Vice Chairman and Director

Michael Vasinkevich

/s/ EDWARD RUBIN	President and Director

Edward Rubin

/s/ JOHN J. BORER III	Senior Managing Director, Co-Head of
Investment Banking and Director
John J. Borer III

/s/ SAM DRYDEN	Director

Sam Dryden

/s/ RICHARD M. COHEN	Director

Richard M. Cohen

/s/ WINSTON CHURCHILL	Director

Winston Churchill

/s/ MARK L. FRIEDMAN	Director

Mark L. Friedman

/s/ MARVIN I. HAAS	Director

Marvin I. Haas

/s/ PETER F. DRAKE	Director

Peter F. Drake

RODMAN & RENSHAW CAPITAL GROUP, INC.

RODMAN & RENSHAW CAPITAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Rodman & Renshaw Capital Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Rodman & Renshaw Capital Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rodman & Renshaw Capital Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with United States generally accepted accounting principles.

/s/ MARCUM & KLIEGMAN LLP
New York, New York

March 14, 2008

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS AT DECEMBER 31,

	2007	2006

Cash and cash equivalents	$54,834,189	$10,386,868
Securities owned:
Marketable, at market value	1,120,841	2,358,675
Non-marketable	3,307,702	11,797,813
Private placement and other fees receivable	967,473	2,500,216
Due from clearing broker	1,888,854	1,124,144
Deposit with clearing broker	110,170	105,794
Prepaid expenses	688,550	228,926
Deferred income taxes	2,258,301	—
Investment in and due from affiliates	3,598,172	—
Property and equipment, net	913,645	1,325,881
Other assets	134,620	134,620
Goodwill	2,049,690	1,938,714
Assets associated with discontinued operations	—	6,204,531

TOTAL ASSETS	$71,872,207	$38,106,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

Accrued compensation payable	$6,140,839	$6,864,801
Accounts payable and accrued expenses	2,914,468	2,523,435
Conference deposits	15,443	222,591
Securities sold, not yet purchased, at market value	147,663	—
Due to affiliate	382,963	—
Distributions payable	1,440,000	—
Deferred income taxes	—	327,100
Income taxes payable	48,067	413,732
Minority interests and other liabilities associated with discontinued operations	—	5,715,867

TOTAL LIABILITIES	$11,089,443	$16,067,526

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	$14,604	$12,833

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001, par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001, par value; 100,000,000 shares authorized; 33,750,000 and 18,159,547 issued and outstanding as of December 31, 2007 and 2006, respectively	33,750	18,159
Deferred stock compensation	(3,345,788)	—
Additional paid-in capital	65,690,860	348,256
Accumulated other comprehensive income (loss), net of income taxes	(140,757)	1,001,664
Retained earnings (deficit)	(1,469,905)	20,657,744

TOTAL STOCKHOLDERS’ EQUITY	60,768,160	22,025,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,872,207	$38,106,182

The accompanying notes are an integral part of these consolidated financial statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005

REVENUES
Private placement, underwriting and advisory fees	$57,333,683	$43,080,933	$17,887,426
Gains on securities and principal transactions, net	3,836,295	10,743,634	7,348,968
Commissions	6,913,476	5,160,576	2,428,466
Conference fees	2,472,013	2,092,591	1,488,194
Interest and other income	883,071	187,419	101,735

TOTAL REVENUES	71,438,538	61,265,153	29,254,789

OPERATING EXPENSES
Employee compensation and related benefits	40,435,644	26,109,773	15,344,809
Other employee benefits	498,032	410,495	279,303
Broker dealer commissions	1,094,026	365,883	—
Conferences	5,903,295	4,748,330	3,672,746
Professional and consulting fees	6,236,223	6,181,207	1,492,183
Business development	3,005,706	1,879,982	764,639
Communication and market research	1,980,612	1,451,894	670,574
Office	1,001,292	591,826	481,548
Occupancy and equipment rentals	1,085,393	827,964	446,410
Clearance and execution charges	504,789	417,943	266,265
Depreciation and amortization	604,868	538,353	208,703
Miscellaneous	1,050,784	747,541	741,731

TOTAL OPERATING EXPENSES	63,400,664	44,271,191	24,368,911

OPERATING INCOME	8,037,874	16,993,962	4,885,878

INTEREST EXPENSE	3,771,570	—	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	4,266,304	16,993,962	4,885,878

INCOME TAXES EXPENSE (BENEFIT)	(440,066)	879,390	394,872

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	4,706,370	16,114,572	4,491,006

MINORITY INTERESTS IN LOSS OF SUBSIDIARIES	35,867	65,724	17,706

INCOME FROM CONTINUING OPERATIONS	4,742,237	16,180,296	4,508,712

DISCONTINUED OPERATIONS (NOTE 3)

Income (loss) from discontinued operations	(2,277,633)	2,591,973	—
Income tax expense (benefit)	(91,580)	14,085	—
Minority interest in discontinued operations	(2,202,649)	2,239,836	—

INCOME FROM DISCONTINUED OPERATIONS	16,596	338,052	—

NET INCOME	4,758,833	16,518,348	4,508,712

OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustment for realized gains on investments	(1,001,664)	—	—
Unrealized (loss) gain on investment, net of income taxes	(140,757)	1,001,664	—

COMPREHENSIVE INCOME	$3,616,412	$17,520,012	$4,508,712

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	23,039,216	18,159,547	18,159,547

Diluted	24,023,897	18,484,688	18,159,547

NET INCOME PER SHARE OF COMMON STOCK – BASIC
Income from continuing operations	$0.21	$0.89	$0.25
Income from discontinued operations	0.00	0.02	0.00

Net Income	$0.21	$0.91	$0.25

NET INCOME PER SHARE OF COMMON STOCK – DILUTED
Income from continuing operations	$0.20	$0.88	$0.25

Income from discontinued operations	0.00	0.02	0.00

Net Income	$0.20	$0.90	$0.25

The accompanying notes are an integral part of these consolidated financial statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive
	Common Stock						Total Stockholders’
			Deferred Stock	Additional Paid		Retained
	Shares	Amount	Compensation	In Capital	Income	Earnings	Equity

Balance-January 1, 2005	18,159,547	$18,159		$(18,159)		$4,141,678	$4,141,678
Distributions						(345,994)	(345,994)
Net income						4,508,712	4,508,712

Balance-December 31, 2005	18,159,547	18,159		(18,159)		8,304,396	8,304,396

Stock based compensation				366,415			366,415
Unrealized gain on investments					1,001,664		1,001,664
Distributions						(4,165,000)	(4,165,000)
Net income						16,518,348	16,518,348

Balance-December 31, 2006	18,159,547	18,159		348,256	1,001,664	20,657,744	22,025,823

Reclassification adjustment for realized gain on investments, net of income taxes					(1,001,664)		(1,001,664)
Issuance of warrants				1,134,615			1,134,615
Beneficial conversion feature of debentures				1,134,657			1,134,657
Contribution of tax benefit to the Corporation by the LLC Members				2,075,316			2,075,316
Enthrust’s equity at the time of the exchange	350,627	351		(12,161)		11,810	—
Recapitalization of LLC’s (Holding) accumulated deficit at the time of the exchange				(3,599,614)		3,599,614	—
Stock issued for conversion of debentures	5,970,099	5,970		20,426,288			20,432,258
Stock issued for investment in RRCG (excluding its investment in Holding)	519,727	520		2,034,466			2,034,986
Issuance of restricted stock to employee	750,000	750	(3,750,000)	3,749,250			—
Distributions						(30,497,906)	(30,497,906)
Stock based compensation			404,212	2,136,981			2,541,193
Issuance of Common Stock	8,000,000	8,000		36,262,806			36,270,806
Unrealized loss on investments, net of income taxes					(140,757)		(140,757)
Net income						4,758,833	4,758,833

Balance-December 31, 2007	33,750,000	$33,750	$(3,345,788)	$65,690,860	$(140,757)	$(1,469,905)	$60,768,160

The accompanying notes are an integral part of these consolidated financial statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$4,742,237	$16,180,296	$4,508,712
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Minority interest in subsidiaries	(35,867)	(65,724)	(17,706)
Minority share of the Company’s contributions in subsidiaries, net	20,797	(15,945)	—
Depreciation and amortization	604,868	538,353	208,703
Stock based compensation	2,541,193	366,415	—
Realized gain on available for sale investments	(1,001,664)	—	—
Write off of goodwill	375,717	—	—
Interest (including amortization of debt discount and deferred financing costs)	3,771,570	—	—
Deferred income taxes	(1,079,353)	302,414	16,097
Changes in operating assets and liabilities:
Securities owned, marketable	(224,083)	(1,258,249)	(43,398)
Securities owned, non-marketable	(1,968,951)	(9,587,641)	(1,112,212)
Private placement and other fees receivable	1,532,743	(1,914,252)	1,559,733
Due from clearing broker	(764,710)	(619,104)	(352,085)
Prepaid expenses	(457,706)	601,902	(730,546)
Prepaid income taxes	—	85,053	(85,053)
Deposit with clearing broker	(4,376)	(4,438)	(1,356)
Other assets	—	69,501	(111,514)
Securities sold, not yet purchased, at market value	147,663	(2,538)	(3,312)
Accrued compensation payable	(723,962)	6,459,546	(4,288,150)
Accounts payable and accrued expenses	384,929	1,966,800	(250,773)
Income taxes payable	(388,171)	413,732	—
Investment, due to and due from affiliates, net	266,813	—	—
Conference deposits	(207,148)	(138,817)	267,008

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	7,532,539	13,377,304	(435,852)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(2,011,761)	187,877	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,520,778	13,565,181	(435,852)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(192,632)	(711,486)	(1,163,957)
Acquisition of public shell subsidiaries	(463,748)	(60,000)	(824,400)
Distributions from affiliate	1,148,646	—	—
Investment in RRCG (excluding its investment in Holding)	159,815	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	652,081	(771,486)	(1,988,357)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of senior convertible debentures and warrants	20,000,000	—	—
Public offering of common stock, net of expenses	36,270,806	—	—
Deferred financing costs	(1,070,040)	—	—
Distributions to members	(18,923,979)	(4,165,000)	(345,994)

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	36,276,787	(4,165,000)	(345,994)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	1,997,675	(187,877)	—

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38,274,462	(4,352,877)	(345,994)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,447,321	8,440,818	(2,770,203)

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	10,386,868	1,946,050	4,716,253

CASH AND CASH EQUIVALENTS – END OF YEAR	$54,834,189	$10,386,868	$1,946,050

The accompanying notes are an integral part of these consolidated financial statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31

	2007	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$1,040,947	$220,106	$451,164

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of preferred stock into common stock		$25,447

Distribution of beneficial interest in securities	$10,133,927

Estimated additional distribution with respect to pre-exchange members’ income taxes	$1,440,000

Conversion of senior convertible debentures and accrued interest	$20,432,258

Contribution of income taxes benefit to the Corporation from the LLC Members	$2,075,316

Issuance of restricted stock to employee	$3,750,000

Investment in R&R:
Working capital deficit (excluding cash)	$19,300
Investment in RRPR	(2,670,485)
Deferred income taxes liability	776,014
Capital stock issued at par value	520
Additional paid in capital	$2,034,466

Cash received with investment	$159,815

Acquisition of interest in Newtown Lane:
Fair value of net assets assumed	$6,104
Goodwill recognized on purchase	(486,693)
Minority interest in fair value of net assets acquired	16,841

Net cash paid in acquiring interest in Newtown Lane	$(463,748)

Acquisition of interest in Twin Lakes:
Fair value of net liabilities assumed		$42,114
Goodwill recognized on purchase		(102,114)

Cash paid to acquire interest in Twin Lakes		$(60,000)

Acquisition of interest in Enthrust:
Fair value of net assets acquired			$(65,008)
Goodwill recognized on purchase			(375,717)
Minority interest in fair value of net assets acquired			(20,325)

Net cash paid in acquiring interest in Enthrust			$(420,400)

Acquisition of interest in 24Holdings, Inc.:
Fair value of net assets acquired			$(100,000)
Goodwill recognized on purchase			(370,436)
Minority interest in fair value of net assets acquired			(66,436)

Net cash paid in acquiring interest in 24Holdings			$(404,000)

The accompanying notes are an integral part of these consolidated financial statements

RODMAN & RENSHAW CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The Exchange consisted of the following: (i) Paul Revere, LLC, a Delaware limited liability company (“Paul Revere”), contributed its 70% membership interest in Holding to Enthrust in exchange for 12,711,683 shares of Enthrust’s common stock, par value $.001 per share (the “Common Stock”); (ii) the stockholders of R&R Capital Group, Inc. (“R&R”), which owned 30% of Holding and 25.5% of RRPR, LLC (“RRPR”), a Delaware limited partnership, contributed all of their RRCG shares to Enthrust in exchange for 5,967,591 (including 519,727 shares attributable to the 25.5% interest in RRPR) shares of Common Stock; (iii) the holders of the senior convertible debentures (“Debentures”) and the warrants (“Warrants”) (see Note 7) issued by Holding contributed those securities to Enthrust in exchange for 5,970,099 shares of Common Stock and warrants to purchase 1,355,600 shares of Common Stock at $7.00 per share; and (iv) options held by Holding employees to purchase up to 2,848,370 shares of Holding’s shares at prices ranging from $0.409 per share to $8.24 per share were exchanged for options to acquire up to 5,278,071 shares of Common Stock at prices ranging from $0.22 to $4.45 per share. In contemplation of the Exchange, on July 9, 2007, two Enthrust stockholders contributed 250,715 and 42,143 shares of Common Stock, respectively, to the capital of Enthrust. In addition, immediately after the Exchange, the 1,707,144 shares of Common Stock held indirectly by Holding were cancelled. These 2,000,002 shares were retired and returned to the status of authorized but unissued shares. As a result, after the Exchange, the former beneficial owners of Holding’s debt and equity securities owned 98.6% of Enthrust’s issued and outstanding shares of Common Stock.

          On the Exchange Date: (i) Enthust’s president and chief financial officer resigned; (ii) Enthrust’s sole director appointed Holding’s president as a director of Enthrust; (iii) the two Enthrust directors appointed the officers of Holding as the officers of Enthrust; (iv) the two Enthrust directors appointed the other directors of Holding to be the directors of Enthrust, effective as of the tenth day following the date on which Enthrust mailed an Information Statement pursuant to Rule 14f-1 promulgated under the Exchange Act to its stockholders; and (v) the original director of Enthrust resigned effective as of the date the directors of Holding became the directors of Enthrust. The Rule 14f-1 Information Statement was mailed on July 12, 2007 and the Holding directors became directors of Enthrust on July 23, 2007.

          Given that immediately after the Exchange: (i) the former holders of Holding’s debt and equity securities owned 98.6% of the Company’s issued and outstanding shares of Common Stock; (ii) the officers of Holding became the officers of the Company; (iii) the directors of Holding became the directors of the Company; (iv) the Company changed its name to “Rodman & Renshaw Capital Group, Inc.” to reflect the corporate identity of the Company; and (v) Enthrust was not engaged in any trade or business prior to the Exchange so that after the Exchange its only business is the business that had previously been conducted by Holdings; for accounting purposes: (a) Holding was treated as the acquirer; (b) the historical financial statements of Holding became the Company’s historical financial statements; and (c) the Exchange was accounted for as a reverse acquisition and recapitalization of the Company.

          Historical members’ equity of Holding prior to the Exchange was retrospectively adjusted for the par value of equivalent number of shares received by the members of Holding. Transaction costs incurred in connection with the Exchange have been charged directly to equity only to the extent of the cash received; costs in excess of cash received are charged to expense.

          The Company’s significant subsidiaries are as follows:

          Rodman & Renshaw, LLC and Techvest, LLC

          The Broker-Dealer is a full-service investment banking firm specializing in investment banking services to corporations and businesses and the trading and sale of primarily equity securities. The Broker-Dealer assists emerging growth companies through capital raising, strategic advice, insightful research, and the development of institutional support. The Broker-Dealer is an introducing broker and clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, the Broker-Dealer is exempt from rule 15c3-3 of the Securities and Exchange Act of 1934, as amended.

          Techvest, LLC (“Techvest”) is a New York limited liability company engaged in the business of conducting a conference management business for the benefit of the Broker-Dealer.

          R&R Biotech Partners, LLC

          On April 1, 2004, R&R Biotech Partners, LLC (“R&R Biotech”) was formed as a wholly-owned subsidiary of the Company for the purpose of making investments primarily in biotechnology and other emerging companies. In addition to making investments in operating companies, R&R Biotech has made several investments in public company corporate shells for use by prospective investment banking clients that desire to go public by effecting a reverse merger. R&R Biotech’s ownership interests in these corporate shell companies are up to 80%. The accounting treatment with respect to these investments is either consolidation, equity method, cost method or fair value depending on the percentage of ownership interests.

          During the years ended December 31, 2005 and 2004, R&R Biotech incorporated five “blank check” companies, as defined by the Securities and Exchange Commission (the “SEC”), which are named R&R Acquisition I through V, Inc. (Delaware corporations).

          On March 31, 2006, R&R Acquisition I, Inc. changed its name to Global Employment Holdings, Inc. (“GEH”) and GEH entered into a merger agreement with Global Employment Solutions, Inc. (“GES”), resulting in GES being 100% owned by GEH, effective April 10, 2006. In connection with these transactions, R&R Biotech contributed shares back to GEH, leaving it with a 2.4% interest in GEH. The investment in GEH was distributed to RRPR, LLC on February 28, 2007 (see Notes 5 and 13).

          On September 30, 2006, pursuant to a Common Stock Purchase Agreement entered into on September 20, 2006, R&R Acquisition II, Inc. (“RRA-II”) closed on a private placement transaction whereby it sold 10,000,000 shares of its common stock to SENK, LLC, an Illinois limited liability company, in exchange for aggregate gross proceeds of $60,000. At December 31, 2007, R&R Biotech owns 2,000,000 shares of RRA-II, representing a 16% interest, which is carried at cost.

          On November 17, 2006, pursuant to a Common Stock Purchase Agreement entered into on such date, R&R Acquisition IV, Inc. (“RRA-IV”) closed on a private placement transaction whereby it sold 10,000,000 shares of its common stock to MAP III, LLC, an Illinois limited liability company, in exchange for aggregate gross proceeds of $66,000. At December 31, 2006, R&R Biotech, owns 2,000,000 shares of RRA-IV, representing a 16% interest, which is carried at cost.

          At various times during the year ended December 31, 2006, R&R Biotech incorporated eight “blank check” companies, as defined by the SEC, which were named R&R Acquisition VI-X, Inc. (Delaware corporations formed in June 2006) and Rodman International Enterprise I-III, Ltd (British Virgin Island (“BVI”) Business Companies formed on July 6, 2006).

          In addition, during the year ended December 31, 2005, R&R Biotech purchased interests in three public company corporate shells, including 24Holdings, Inc., Enthrust (see above and Note 8) and Castle & Morgan Holdings, Inc. (“C&M”).

          At various dates during 2005 and through May 18, 2006, R&R Biotech purchased (1) 450,196 shares of common stock of C&M, which represented a 35.5% interest in this public reporting entity; and (2) a convertible note with a face value of $47,705, which was convertible into 636,057 shares of common stock of C&M. On May 24, 2006, C&M entered into a share and warrant exchange agreement with Osteologix A/S, a privately owned Danish company, resulting in Osteologix A/S being wholly owned by C&M. In addition, Osteologix, Inc., a Georgia corporation (“Osteologix”) and wholly owned subsidiary of Osteologix A/S, merged into C&M and Osteologix was the surviving entity. In connection with these transactions, R&R Biotech exchanged the convertible note for 636,057 shares of common stock and sold 152,076 shares to a third party in exchange for $100,000 cash consideration, leaving the Company with 934,177 shares of Osteologix. The Company sold an additional 306,900 shares of common stock during the year ended December 31, 2006 for gross proceeds of $316,348 which resulted in a realized gain on the sale of the common stock in the amount of $245,261, which left the Company with 3% of the outstanding common shares of Osteologix at December 31, 2006. On February 28, 2007, the investment in C&M was distributed to RRPR, LLC (see Notes 5 and 13).

          During the year ended December 31, 2006, R&R Biotech purchased interests in two public company corporate shells, including Twin Lakes, Inc. (“Twin Lakes”) and Aerobic Creations, Inc. (“Aerobic”). On February 28, 2007, the investment in Aerobic was distributed to RRPR, LLC (see Notes 5 and 13).

          On August 8, 2007, R&R Biotech acquired a 72% ownership interest in a public “shell” company, Newtown Lane Marketing, Incorporated (see Note 8).

NOTE 2 - Summary of Significant Accounting Policies

          Reclassifications

          Certain accounts in the prior years financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. These classifications have no effect on the previously reported stockholder’s equity, comprehensive income, other comprehensive income and net income.

          Comprehensive Income

          SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and presentation of comprehensive income and its components in the consolidated financial statements. For the year ended December 31, 2007, other comprehensive loss, net of income taxes, consists of a reclassification adjustment for realized gains on investments of ($1,001,664), and an unrealized loss on investment of ($255,923) offset by an income tax benefit of $115,166. For the year ended December 31, 2006, accumulated other comprehensive income consists of unrealized investment gains of $1,001,664.

          Cash and Cash Equivalents

          The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

          Principles of Consolidation

          All significant intercompany accounts and transactions have been eliminated in consolidation.

          The accompanying consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries of the Company. Effective January 1, 2006 through November 30, 2007, and in accordance with Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), the Company’s consolidated financial statements also included the accounts of a limited partnership as discontinued operations (See Note 3) for which the Company was the general partner.

          Use of Estimates

          The preparation of financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

          Valuation of Securities Owned - Marketable and Non-Marketable

          Marketable securities consist of: (i) publicly traded unrestricted common stocks in which the Company has the intent and the ability to sell in the short term (“trading securities”); and (ii) publicly traded unrestricted common stocks in which the Company has the intent to sell but not the ability to sell in the short term due to low volume or illiquidity (“available for sale securities”). Trading securities are valued at the closing price on the valuation date, with any realized and unrealized gains or losses reflected in the consolidated statements of operations as gains (losses) on securities and principal transactions, net. Available for sale securities are valued at the closing price on the valuation date, with any unrealized gains or losses reflected as other comprehensive income in the consolidated statements of comprehensive income and stockholders’ equity, and any realized gains or losses reflected in the consolidated statements of income as gains (losses) on securities and principal transactions, net.

          Non-marketable securities consist of: (i) non-tradable warrants exercisable into common stock of public companies (“non-tradable warrants”); (ii) restricted common stock in publicly held companies (“restricted securities”); (iii) common stock and preferred stock in privately held companies and partnerships where the Company has less than a 5% voting interest and has no significant influence (“securities in privately-held entities”); and (iv) convertible notes and notes receivables in privately held companies (“debt securities in privately-held companies”). Non-tradable warrants are valued at intrinsic value based on the closing price at the date of the valuation, as the Company has the intent and the ability to exercise and sell in the short term, at the closing price. Restricted securities, securities in privately-held entities and debt securities in privately-held companies are carried at cost. Any realized and unrealized holding gains or losses derived from non-marketable securities are reflected in the consolidated statements of operations as realized gains (losses) on securities and principal transactions, net, respectively. Interest on debt securities in privately-held companies is included in the consolidated statements of operations and comprehensive income as other income.

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

          Debt with Equity Instruments

          Debentures and Warrants are accounted for in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the aggregate purchase price was allocated to the Debentures and the Warrants based on their relative fair values, with amount attributable to the relative fair value of the Warrants being recorded as a debt discount on the Debentures and credited to additional paid in capital. The debt discount was accreted over the life of the Debentures.

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

          In addition, based on the intrinsic value method, an additional amount of debt discount was recorded and credited to additional paid in capital, related to the beneficial conversion feature of the Debentures after taking into account the value of the Warrants issued. The debt discount was accreted over the life of the Debentures.

          On July 10, 2007, the Debentures were exchanged in consideration for shares of Common Stock as part of the Exchange, and the unamortized debt discount was charged to interest expense and are included in the statements of operations (see Note 7.)

          Income Taxes

          Prior to the Exchange, Holding filed consolidated Federal income tax and combined New York State and New York City Unincorporated Business Tax (“UBT”) returns. However, as a limited liability company, Holding was not subject to Federal or State income taxes. Rather, the owners of Paul Revere and RRCG, the members of Holding, were taxed on Holding’s Federal and state taxable income. Accordingly, there was no provision or liability for Federal or State income taxes recorded, except for the UBT’s effective tax rate of 4%. Subsequent to the Exchange, the Company is subject to Federal and State corporate income taxes at an effective tax rate of approximately 45%.

          Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In addition, the Company also recognizes deferred tax assets for future tax benefits, to the extent that realization of such benefits is more likely than not to occur.

          As of the Exchange Date, deferred tax assets and liabilities, based upon an effective tax rate of approximately 45%, was credited to additional paid in capital as part of the recapitalization of Holding from an LLC to a corporation.

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted FIN 48 effective with its 2007 fiscal year. Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the

Company’s financial statements. The Company’s policy is to classify penalties and interest (if any) associated with uncertain tax positions, if required as a component of its income tax provision.

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

          The Company maintains cash with major financial institutions. Cash is insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. The uninsured cash bank balances were approximately $53,528,000 and $9,258,000 at December 31, 2007 and 2006, respectively. The Company believes that it is not exposed to any significant credit risks for cash.

          Stock-Based Compensation

          Through December 31, 2005, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, the Company accounted for options granted as a fixed award using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Accordingly, compensation cost would have been recorded to the extent that the exercise price of the option was less than the market value of the underlying shares on the date of grant. The Company did not recognize any stock-based compensation expense during the year ended December 31, 2005.

          As required by SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, the Company has computed, for pro forma disclosure purposes, the fair value of the 2005 option granted using the Black-Scholes option pricing model (“Black-Scholes”). Option valuation models require the input of highly subjective assumptions including the expected share price volatility.

          The following pro forma net income information for the year ended December 31, 2005 was determined as if the Company had accounted for the option under the fair value method of SFAS 123:

Net income as reported	$4,508,712
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(8,436)

Pro forma net income	$4,500,276

          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS 123R”). The effective date for SFAS 123R was the first fiscal year beginning after December 15, 2005. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and expense is recognized over the “requisite service period” which generally is the vesting period stipulated in the grant for all employees. SFAS 123R clarifies and amends the guidance of SFAS No. 123 in several areas, including measuring fair value, classifying an award as equity or as a liability, attributing compensation cost to service periods and accounting for forfeitures of awards.

          SFAS 123R permits companies to adopt its requirements using one of two methods. Under the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and, (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the “modified retrospective” method, the requirements of the modified prospective method are adhered to, but entities are permitted to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented, or (b) prior interim periods of the year of adoption.

          Effective January 1, 2006, the Company adopted SFAS 123R and adopted the modified prospective method with respect to its accounting for the transition to SFAS 123R. Accordingly, the Company recognized $2,541,193 and $366,415 in employee compensation and related benefits in the consolidated statements of operations and comprehensive income for the fair value of the employee stock options and shares of restricted stock that vested during the years ended December 31, 2007 and 2006, respectively.

          The fair value of options granted was calculated using Black-Scholes with an expected dividend yield of zero, market price based on valuation of the Company’s stock or the public offering price, weighted average expected life of the option and risk free interest rate (see Note 13).

          Deferred stock based compensation costs with respect to shares of restricted stock granted are presented as a separate component in the consolidated statement of stockholders’ equity.

          Property and Equipment

          Property and equipment is recorded at cost. Furniture and fixtures and computer and office equipment are depreciated on a straight-line basis over the economic useful lives of assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their economic useful lives or the expected term of the related lease. When disposed of, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

          The Company periodically assesses the recoverability of long-lived assets, including property and equipment, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

          Goodwill

          In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, in connection with certain acquisitions (see Note 8), the Company recognized goodwill. Goodwill of $2,049,690 and $1,938,714 at December 31, 2007 and 2006, respectively, is not subject to amortization.

          In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on a regular basis, the Company performs an impairment analysis of the carrying value of goodwill by assessing the recoverability when there are indications of potential impairment based on estimates of undiscounted future cash flows. The amount of impairment, if any, is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors. As of December 31, 2007, there was no impairment of goodwill recorded.

          As part of the Exchange costs, the Company wrote-off the goodwill associated with the acquisition of Enthrust in the amount of $375,717.

          Advertising Costs

          Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $240,600, $731,000 and $241,000, respectively, and was included in conference fees in the accompanying consolidated statements of income and comprehensive income.

          Earnings Per Share

          Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive securities.

          In connection with the Exchange Agreement, all reference to number of shares, stock options and per share amounts in these consolidated financial statements and accompanying notes have been adjusted to reflect the Exchange adjustment ratio of 1.853015 and are stated on a retroactive basis as if the Exchange had occurred on January 1, 2005.

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

          In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the first annual period beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on its financial condition, results of operations and cash flows.

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

NOTE 3 – Discontinued Operations

          The Company operated in asset management on a limited basis through Rodman & Renshaw Fund Management (“RRFM”), a wholly owned subsidiary of the Company, which owned an interest in, was a general partner of, and managed Rodman & Renshaw Opportunity Fund (“RROF”), a New York limited partnership formed in February 2000 for the purpose of conducting a business of investing and trading its limited partners’ funds. Effective January 1, 2006 through November 30, 2007, and in accordance with EITF 04-5, the Company consolidated RROF.

          In October 2007, the Company’s management, in consultation with the Board of Directors, determined that the Company’s asset management operation, as constituted, was not central to its strategic development. Accordingly, the Company terminated its asset management operation in the fourth quarter of 2007. Effective December 1, 2007, an unaffiliated entity was appointed sole general partner of RROF. The Company retained its limited partner rights and interests.

          In accordance with SFAS 144, Accounting For the Impairment or Disposal of Long Lived Assets (“SFAS 144”) and EITF 03-13, Applying the conditions in paragraph 42 of SFAS 144 in determining whether to report discontinued operations (“EITF 03-13”), the asset management operations are reported as discontinued as of November 30, 2007 since the Company has determined that RROF and its cash flows were clearly distinguished for financial reporting purposes from the rest of the Company and the Company will not have any significant continuing involvement in, or cash flows from, the operations of RROF.

          The Company’s ownership interest in the capital of RROF reflected a 7.34% interest as of December 31, 2007. Effective December 1, 2007, the Company had no significant influence over the entity’s partnership operating and financial policies and is accounting for its interest on the equity method of accounting in accordance with EITF D-46. As of December 31, 2007, the investment in RROF was $407,048. Such amount is included in Investment in Affiliates in the accompanying consolidated statements of financial condition (see Note 5).

          The assets and minority interests and other liabilities associated with the discontinued operations as of December 31, 2006 are as follows:

Marketable securities	$4,936,366
Non-marketable securities	1,268,165
Assets associated with discontinued operations	$6,204,531

Other liabilities	$110,019
Minority interests	5,605,848
Minority interests and other liabilities associated with discontinued operations	$5,715,867

          The results of the discontinued operations for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Gains (loss) on securities and principal transactions, net	$(2,326,201)	$2,659,603
Interest and other income	48,568	33,114

	(2,277,633)	2,692,717
Operating expenses	—	100,744

Operating income (loss)	(2,277,633)	2,591,973
Income taxes expense (benefit)	(91,580)	14,085
Minority interest	(2,202,649)	2,239,836

Net income	$16,596	$338,052

NOTE 4 - Securities Owned and Sold, Not Yet Purchased

          Securities owned and sold, not yet purchased, consist of trading and investment securities, as follows:

	December 31, 2007	December 31, 2006

Marketable securities are as follows:

Trading securities, at market value	$1,120,841	$457,813
Available for sale securities	—	1,900,862

	$1,120,841	$2,358,675

Non-marketable securities are as follows:

Non-tradable warrants	$2,083,469	$6,505,508
Restricted securities	746,734	3,853,984
Securities in privately-held entities		757,157
Debt securities in privately-held companies	477,500	681,164

	$3,307,703	$11,797,813

NOTE 5– Investment in Affiliates

          Investment in affiliates consists of an investment in RRPR, LLC (“RRPR”) as described below and an investment in RROF (see Note 3). On February 28, 2007, Holding distributed to its members, Paul Revere and R&R, 85% of its beneficial interest in certain warrants and other securities and retained the remaining 15% (see Note 13.) Simultaneous with the distribution, Holding, Paul Revere and RRCG assigned their respective beneficial interests in these warrants and other securities to RRPR, a Delaware limited liability company, which was formed on February 6, 2007 for the purpose of managing these assets, in exchange for membership interests in RRPR in proportion to their respective ownership percentages. Holding retained bare legal title to these assets pursuant to a nominee agreement with RRPR, which controls all decisions regarding the assets, is entitled to all sales proceeds and other benefits, bears the risk of loss, and can demand conveyance of the legal title at any time. As a result of the Exchange, the Company received an additional 25.5% membership interest in RRPR indirectly through R&R. In accordance with APB Opinion No.18, the Company’s investment in RRPR is accounted for under the equity method. Beginning on July 1, 2007, RRPR’s management changed its strategy with respect to the securities owned by RRPR and has no intent to sell them in the short-term. Therefore, any unrealized gains or losses associated with the investment in RRPR, net of income taxes, has been included in other comprehensive income.

NOTE 6 – Related Party Transactions

          As of December 31, 2007, an aggregate of $137,914 was due from Paul Revere. This amount relates to amounts advanced for business purposes prior to the Exchange and will be repaid prior to December 31, 2008.

          The wife of John Borer a director, the Company’s Co-Head of Investment Banking and former Chief Executive Officer, is employed by the Broker-Dealer as vice president, institutional trading. During 2007 she earned $417,399 for services rendered.

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

          The Company incurred investment banking, legal and due diligence fees totaling $1,070,040 associated with the issuance of the Debentures and Warrants. These fees are recorded as deferred financing costs and $136,040 was amortized to interest expense through the Exchange Date (July 10, 2007). Upon the Exchange, the remaining unamortized balance of $934,000 was written off. Such amounts are included in interest expense in the consolidated statements of operations.

          As part of the Exchange, the holders of the Debentures and the Warrants exchanged those securities (and accrued interest on the Debentures) for an aggregate of 5,970,099 shares of Common Stock and warrants to purchase 1,355,600 shares of Common Stock at an exercise price of $7.00 per share.

          In accordance with the guidance provided by EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the aggregate purchase price of $20,000,000 to the Debentures and the Warrants based on their relative fair values, with $1,134,615 allocated to the Warrants recorded as a debt discount on the Debentures. In addition, the Company recorded an additional debt discount of $1,134,657 at March 1, 2007 related to the beneficial conversion feature of the Debentures (the “BCF”) after taking into account the value of the Warrants. The debt discount and the amount allocated to the BCF were credited to members’ equity and were to be accreted over the life of the Debentures. Through the Exchange Date (July 10, 2007), $288,503 was amortized to interest expense and as a result of the Exchange, the aggregate unamortized balances of the debt discount related to the Warrants and the BCF in the amount of $1,980,769 was written off. All the amounts are included in interest expense in the consolidated statements of operations.

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

NOTE 8 – Goodwill

          During the year ended December 31, 2006, the Company invested in a public company corporate shell, Twin Lakes, Inc. in which it purchased a 73% ownership interest along with the payment of cash in the amount of $60,000, the Company also assumed $42,114 of net liabilities, which resulted in goodwill of $102,114 being recognized in connection with this acquisition. During the year ended December 31, 2006, the Company recorded an additional $25,447 of goodwill related to the conversion of 24Holdings, Inc.’s preferred stock into common stock by the Company.

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

          As a result of the Exchange, the Company wrote-off the goodwill associated with the acquisition of Enthrust in the amount of $375,717.

          The following table represents a summary of the changes for the years ended December 31, 2007 and 2006:

Balance, January 1, 2006	$1,811,153
Additions	127,561

Balance, December 31, 2006	1,938,714
Additions	486,693
Write-off	(375,717)

Balance, December 31, 2007	$2,049,690

NOTE 9 - Property and Equipment

          Property and equipment is comprised of the following at December 31:

	2007	2006

Computer and office equipment	$1,174,828	$982,196
Furniture and fixtures	652,637	652,637
Leasehold improvements	545,014	545,014

	2,372,479	2,179,847

Less: accumulated depreciation and amortization	1,458,834	853,966

Property and Equipment, Net	$913,645	$1,325,881

          Depreciation and amortization expense for the year ended December 31, 2007, 2006 and 2005 was $604,868, $535,353, and $208,703, respectively.

NOTE 10 - Commitments and Contingencies

          Lease Commitments

          During April 2005, the Company entered into a non-cancellable operating lease which commenced on July 19, 2005 and expires on July 18, 2008 with a monthly base rent charge of $27,878. During June 2006, the Company entered into a sublease agreement commencing on June 6, 2006 which expired on June 29, 2007 with a monthly rent charge of $60,693.

          In addition, the Company had a non-cancelable operating lease with rents in the amount of $3,959 per month for office space on a month-to-month basis. Rent expense amounted to approximately $1,069,595, $868,512, and $487,754 for the years ended December 31, 2007, 2006, and 2005, respectively.

          On December 19, 2007 the Company entered into a sublease agreement for additional office space in New York City commencing January 1, 2008 and ending December 31, 2008 for an aggregate annual base rent of $764,282, payable in equal monthly installments of $63,690, per month. As security on the sublease, the Company, as subtenant, was required to deliver an irrevocable standby letter of credit in the amount of $191,070 to the tenant.

          The Company’s future minimum lease payments for the above operating leases are as follows as of December 31:

	Office Leases	Equipment Leases	Total

2008	$1,024,150	$8,798	$1,032,947
2009	31,739	8,200	39,939
2010	—	4,200	4,200

Total	$1,055,889	$21,198	$1,077,086

          Employment Agreements

          On December 22, 2006, the Company entered into an employment agreement with its Chairman that provides for an annual base salary of $250,000, as well as additional compensation as defined in the agreement. Effective June 26, 2007, the employment agreement with the Chairman was modified to eliminate a bonus that was based on net income.

          On March 1, 2007, the Company entered into three-year employment agreements with three senior managing directors of the Broker-Dealer who are also senior executives of the Company and members of its board of directors (the “Board”). Under the terms of the agreements, which commenced on March 1, 2007 and continue until February 28, 2010, unless extended or earlier terminated in accordance with their terms, the Company is required to pay annual base salaries of $150,000 to each executive ($450,000 in the aggregate), plus incentive compensation under a bonus plan. The bonus for these executives will be calculated at the discretion of the Compensation Committee of the Board, based upon the overall revenue and profits of the Company for each fiscal year commencing on or after January 1, 2007, as well as, the overall productivity of each executive as determined by the Compensation Committee, subject to the Company’s total compensation and benefits expense with respect to all employees, which includes cash and non-cash compensation but does not include equity based compensation granted prior to September 30, 2007 and insurance premiums paid in respect of “key man”

life insurance policies for the Company’s benefit, for the fiscal year not exceeding 55% of gross revenues. For the year ended December 31, 2007, the compensation expense for these three individuals was $4,611,000.

          In August 2007, the Company entered into an employment agreement with its new Chief Executive Officer (“CEO”). The material terms of the agreement are as follows: (i) the employment period began September 4, 2007 and terminates December 31, 2009, unless extended or earlier terminated in accordance with its terms; (ii) the agreement can be extended indefinitely for additional one year periods unless either party gives the other 90-days written notice of its intent not to renew the agreement; (iii) the CEO’s base salary will be $150,000 per year; (iv) the CEO is entitled to incentive compensation as follows: (A) for fiscal 2007 -- $616,666; (B) for fiscal 2008 -- $800,000 plus $1,050,000 if total consolidated gross revenues for fiscal 2008 exceed 110% of total consolidated gross revenues for fiscal 2007; (C) for fiscal 2009 -- $800,000 plus $1,050,000 if total consolidated gross revenues for fiscal 2009 exceed 120% of total consolidated gross revenues for fiscal 2007; and (iv) the CEO will be included as a participant in the Company’s Executive Bonus Plan (described below). Further, the agreement provided for: (i) a grant of 750,000 shares of restricted stock to the CEO on the commencement date of his employment (September 4, 2007) that vest ratably over a three-year period commencing on the first anniversary date of the grant; and (ii) a grant of 750,000 stock options to the CEO at a price equal to the public offering price per share in the Company’s underwritten public offering (see Note 13.) On October 16, 2007, the CEO was granted 750,000 stock options at an exercise price of $5.00. Finally, if the Company does not extend the agreement beyond its stated December 31, 2009 expiration date, the agreement provides for the payment to the CEO, in consideration for his covenant not to compete, a lump sum payment equal to nine times his monthly salary amount (which is equal to one-twelfth his average base and incentive compensation for the year preceding such termination). For the year ended December 31, 2007, compensation expense was $467,788 to the CEO under this agreement, of which $420,000 is included in accrued compensation payable in the statement of financial condition.

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

          401(k) Plan

          The Broker-Dealer has a defined contribution 401(k) plan, which covers all eligible employees of the Broker-Dealer. Those eligible employees may contribute from 1% of their compensation up to the maximum allowable by the Internal Revenue Code. The Broker-Dealer may make matching contributions based upon the discretion of management. There were no employer contributions for the years ended December 31, 2007 and 2006 or 2005.

          Litigation

          During the year ended December 31, 2006, as a result of actions taken by a former employee against the Company, the Company filed a proceeding against the former employee with FINRA and the United States District Court for the Southern District of New York (“SDNY”), in which it alleged various claims against the employee including but not limited to; trademark infringement and dilution, cyber-squatting, cyber-piracy, defamation and tortuous interference with business relations. In connection with each of these actions, the Company is seeking compensatory and punitive damages of approximately $75 million. In response to these actions filed against the former employee by the Company, the employee filed counterclaims with the SDNY seeking compensatory and punitive damages of approximately $3 million against the Company for breach of contract, defamation and declaratory relief. The Company is not in a position to predict or assess the likely outcome of these proceedings, nor is it in a position to estimate the range of any potential loss. As of December 31, 2007, there have been no material developments with respect to the litigation.

          By letter dated April 10, 2006, FINRA advised the Company that it was reviewing matters related to the circumstances surrounding the termination of the former employee and requested that the Company produce documents in connection with that review. By letter dated April 11, 2006, FINRA withdrew its request, to avoid regulatory duplication, upon learning that the SEC was also reviewing the same events. However, in 2007 the Company received certain letters from FINRA requesting certain information, documentation and interviews. The Company produced all information and documentation requested and continues to cooperate fully with FINRA’s investigation.

NOTE 11 - Net Capital Requirements

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

          At December 31, 2007 and 2006, the Broker-Dealer had net capital of $8,871,149 and $1,279,683 which was $8,621,149 and $1,029,683, respectively, in excess of its required net capital of $250,000.

NOTE 12 - Income Taxes

          Through the Exchange Date, the Company was an LLC, subject to UBT income taxes at a 4% effective tax rate. Beginning July 11, 2007, the Company is subject to Federal, New York State and New York City corporate income taxes, at an estimated 45% combined effective tax rate. For the year ended December 31, 2007, the Company will file partnership tax returns for the periods beginning on January 1, 2007 and ending on the Exchange Date and the Company will file corporate tax returns for the period beginning July 11, 2007 and ending on December 31, 2007.

          In connection with the Exchange, the Company entered into a Tax Indemnification Agreement with Paul Revere, RRCG and the stockholders of RRCG (“the Indemnitees”) pursuant to which the Company agreed to indemnify the Indemnitees for any increased taxes attributable to any adjustment to Holding’s tax returns through the Exchange Date. The Company believes that the likelihood of any payment under the indemnification agreement is remote.

          Certain temporary timing differences arose principally as a result of the Exchange and the termination of Holding’s status as a pass-through entity for tax purposes. The related income tax benefits and liabilities to the Company of $2,075,316 and ($776,014), respectively were recorded as a net deferred tax asset and as an increase to additional paid in capital. The components of deferred income taxes assets (liabilities) were as follows as of:

	December 31, 2007	December 31, 2006

Stock Based Compensation
Expenses	$1,308,424	$—
Unrealized gains on investments	(840,325)	(327,100)
Net operating loss carry-forwards (approximately $4.0 million through 2027)	1,790,202	—

Total	$2,258,301	$(327,100)

          Income tax (benefit) expense included in the statements of operations are comprised of the following:

	For the Years Ended December 31,

	2007	2006	2005

Current
UBT	$639,287	$552,290	$378,775

Deferred
UBT	(327,100)	327,100	16,097
Federal	(501,502)	—	—
State and City	(250,751)	—	—

Total deferred	(1,079,353)	327,100	16,097

Total	$(440,066)	$879,390	$394,872

          The difference between the total tax provision and the amount computed by applying the statutory federal income tax rate to pre-tax income from continuing operations is as follows:

	Year Ended December 31,

	2007	2006	2005

Income from continuing operations before income and taxes and minority interest	$4,266,304	$16,993,962	$4,885,878
Statuary Federal tax rate	34%	34%	34%

Estimated income taxes expense	$1,450,543	$5,777,947	$1,661,199

Non-deductible expenses and non-taxable income, net	3,501,357	624,757	1,601,866
State and local income taxes, net of Federal	(162,245)
Taxable income at lower tax rate (UBT)	(5,671,307)	(5,774,804)	(2,884,487)
Reversal of tax provisions	(444,341)
Contribution of income taxes benefit from the Exchange	957,100
Other	(71,174)	251,490	16,294

Income taxes expense (benefit)	$(440,066)	$879,390	$394,872

          Deferred income tax benefit included in other comprehensive income (loss) are comprised of the following and was attributable to unrealized losses on the investment in affiliate:

	For the Years Ended December 31,

	2007	2006	2005

UBT	$—	$—	$—
Federal	76,777	—	—
State and City	38,389	—	—

Total	$115,166	$—	$—

          The Company and its subsidiaries filed consolidated Federal and various state partnership income tax returns in which the initial period of tax reporting for these entities occurred during the year ended December 31, 2004. These income tax returns have not been examined by the applicable Federal and state tax authorities.

NOTE 13 - Equity

          Distributions to Members

          On February 28, 2007, Holding distributed to its members, Paul Revere and R&R, 85% of its beneficial interest in certain warrants and other securities that were valued at approximately $10.1 million at that date (see Note 5.)

          On March 16, 2007, and April 27, 2007, the Company distributed cash of approximately $10.7 million and $1.7 million, respectively, to its members, Paul Revere and R&R.

          Prior to the Exchange, on July 9, 2007, Holding distributed $5.0 million, and subsequently accrued an additional $1.44 million for distributions, to its members, Paul Revere and R&R, representing the members’ projected income tax liability on Holdings’ taxable income for the Short Year, based on the maximum combined Federal, New York State and New York City income tax rate of 45.498% (the “Maximum Rate”). As soon as reasonably practicable, the Company will calculate Holding’s actual taxable income for the Short Year and then make a final distribution to Paul Revere and the former stockholders of R&R (pro rata in accordance with their interests in R&R), in an amount equal to the taxes actually payable with respect to Holding’s Short Year, based on the Maximum Rate, over the amount distributed on July 9, 2007. In the event the amount distributed on July 9, 2007 exceeded the actual taxes payable with respect to the Short Year, based on the Maximum Rate, Paul Revere and the former stockholders of R&R are obligated to reimburse the Company for the amount of the distribution in excess of the actual taxes payable with respect to the Short Year based on the Maximum Rate.

          Stock-Based Compensation

          On May 2, 2005, the Company granted an option to purchase shares to a new employee which had been offered as an inducement to join the Company. The grant consisted of a 10 year option to purchase 200,000 shares at an exercise price of $0.409 and a fair value of $37,960. The option vests over a three year period or immediately upon the occurrence of a liquidity event, as defined by the option agreement.

          On April 1, 2006, the Company granted an employee a 10-year option to purchase 229,885 shares at an exercise price of $7.00 and a fair value of $304,873.

          On April 1, 2006, the Company granted 3 employees 5-year options to purchase in aggregate 344,827 shares at an exercise price of $7.00 and a fair value of $428,965.

          On June 28, 2006, the Company granted 3 employees 5-year options to purchase 689,655 shares at an exercise price of $7.00 per share and a fair value of $876,552.

          On December 1, 2006, the Company granted an employee a 5-year option to purchase 234,577 shares at an exercise price of $7.00 per share and a fair value of $505,537.

          On December 22, 2006, in connection with the employment agreement between the Company and its Chairman, the Company granted the Chairman a 5-year option to purchase 229,885 shares at an exercise price of $7.00 per share and a fair value of $494,965.

          The fair value of the above awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate - 4.95%; expected dividend yield - 0%; expected option life - 3.97 years; and volatility - 37%.

          On May 22, 2007, the Company granted five year options to employees to purchase 919,541 shares of its membership units, at an exercise price of $8.24, vesting over a three year term. Using a Black-Scholes model, the options were valued at $2,013,795, assuming a risk free interest rate of 4.76%, weighted average expected life of 3.5 years, and an expected volatility of 33%.

          In the Exchange, the above 2,848,370 outstanding options held by employees having exercise prices ranging from $0.41 to $8.24 were exchanged for options to acquire up to 5,278,072 shares of the Company’s Common Stock having exercise prices ranging from $0.22 to $4.45 per share. In addition, options held by two employees to purchase an aggregate of 796,583 shares of common stock of the Company became immediately vested and options held by four employees to purchase an aggregate of 1,384,435 shares of the Company’s common stock became eligible to fully vest after one-year following the date of the Exchange.

          In October 2007, the Company granted ten year options to purchase 10,000 shares of its common stock to each of the six outside independent members of its Board as compensation for services, with an exercise price of $5.00 per share, vesting over a three-year period and expiring in 2017. In addition, 750,000 options were granted in September 2007 to its new chief executive officer as part of an employment agreement with an exercise price of $5.00 per share, vesting over a three-year period and expiring in 2017. Using a Black-Scholes model, the options were valued at $1,674,351, assuming a risk free interest rate of 4.66%, weighted average expected life of 6 years and an expected volatility of 33%.

          The Company recorded $2,541,193 and $366,415 of stock-based compensation for the years ended December 31, 2007 and 2006, respectively.

          The unamortized deferred stock-based compensation balance as of December 31, 2007 was $7,170,931 and will be fully amortized through 2010.

          A summary of options (with retroactive effect given for the Exchange) outstanding as of December 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2005	—	$—	$—
Granted	370,603	$0.22	$0.10
Exercised, Forfeited or Expired	—	—	—

Outstanding at December 31, 2005	370,603	$0.22	$0.10
Granted	3,203,546	$3.78	$0.82
Exercised, Forfeited or Expired	—	—

Outstanding at December 31, 2006	3,574,149	$3.41	$0.74
Granted	2,513,923	$4.63	$1.47
Exercised, Forfeited or Expired	—	—
Outstanding at December 31, 2007	6,088,072	$3.91	$1.04	5.2 Years	$1,122,660

Exercisable at December 31, 2007	2,028,729	$3.23	$0.80	4.6 Years	$1,122,660

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

          In September 2007, the Company granted 750,000 shares of restricted common stock under the Plan to its new chief executive officer, which was valued at $3,750,000 and recorded as deferred compensation, and is being amortized over a three-year vesting period until earned. As of December 31, 2007, none of the restricted shares are vested.

          Public Offering

          On July 19, 2007, the Company filed a Registration Statement on Form S-1 with the SEC (the “Registration Statement”). As amended, the Registration Statement covered (i) 9.2 million shares of Common Stock to be sold by the Company in an underwritten public offering including up to 1.2 million shares covered by an over-allotment option granted to the underwriters (the “Offering”) and (ii) the resale of 7,325,699 shares of Common Stock held by the former holders of the Debentures, including 1,355,600 shares underlying the warrants issued to them in the Exchange. The Registration Statement was declared effective on October 16, 2007 and the Offering closed on October 19, 2007 resulting in net proceeds to the Company of $37.2 million, after taking into account the underwriting discount of $2,800,000 but excluding other offering expenses totaling $929,194 which is recorded as a reduction of additional paid-in capital in the consolidated statements of financial condition. The shares registered on behalf of the former holders of the Debenture are subject to 180-day “lock-up” agreements with the underwriters that expire on April 13, 2008.

NOTE 14 – Earnings Per Share

          Net income per share for the years prior to the Exchange was retroactively adjusted to reflect the number of equivalent shares of Common Stock received by Holding’s members. Basic net income per share is computed by dividing the net income for the year by the weighted average number of common shares outstanding during the year based upon the weighted average number of common shares outstanding during the year excluding non-vested shares. Diluted net income per share is computed on the same basis, including, if dilutive, common share equivalents which include: (i) warrants, stock options and non-vested common shares of stock, based on the Treasury stock method; and (ii) shares underlying convertible debentures based on the if-converted method, with an adjustment to net income, if applicable, for interest expense, amortization and the write-off of debt discounts and deferred financing costs. The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the years ended December 31, 2007, 2006, and 2005:

	For the Years Ended December 31,

	2007	2006	2005

Weighted average number of shares of common stock outstanding, basic	23,039,216	18,159,547	18,159,547
Shares of common stock upon exercise of options	920,531	325,141	—
Shares of common stock upon exercise of warrants	47,020	—	—
Shares of common stock upon vesting of restricted stock	17,130	—	—
Weighted average number of shares of common stock outstanding, diluted	24,023,897	18,484,688	18,159,547

          Options to purchase 810,000 shares of common stock at $5.00 per share were outstanding during 2007 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 15 – Subsequent Events

          In February 2008, the Company issued an aggregate of 1,370,238 restricted shares of its common stock to 25 of its employees as incentive compensation. The shares vest ratably on the first, second and third anniversary of grant and are subject to accelerated vesting and forfeiture upon certain events.

          On February 20, 2008, the Company announced that its Board of Directors had approved a stock repurchase plan in which it may buy back up to one million shares. Through March 12, 2008, the Company has repurchased an aggregate of 174,500 shares of its common stock at an average price of approximately $2.20 for gross proceeds of approximately $384,610. The Company may purchase additional shares of common stock under the plan.

NOTE 16 – Selected Quarterly Financial Data (Unaudited)

          The following is a summary of unaudited quarterly statements of operations for the years ended December 31, 2007 and 2006:

	First	Second	Third	Fourth
2007
Revenues	$19,883,756	$26,914,626	$9,983,760	$14,656,396
Operating income (loss)	6,809,213	4,172,196	269,116	(3,212,651)

Income (loss) from continuing operations	6,658,924	3,244,799	(3,587,070)	(1,574,416)
Income (loss) from discontinued operations	161,940	(38,556)	(108,121)	1,333
Net income (loss)	$6,820,864	$3,206,243	$(3,695,191)	$(1,573,083)

Earnings (loss) per share:

Basic:
Income (loss) from continuing operations	$0.37	$0.18	$(0.15)	$(0.05)
Income from discontinued operations	0.01	0.00	0.00	0.00
Net income (loss)	$0.38	$0.18	$(0.15)	$(0.05)

Diluted:
Income (loss) from continuing operations	$0.34	$0.16	$(0.15)	$(0.05)
Income from discontinued operations	0.01	0.00	0.00	0.00
Net income (loss)	$0.35	$0.16	$(0.15)	$(0.05)

Weighted average number of shares outstanding:
Basic	18,159,147	18,159,147	24,330,826	31,347,826
Diluted	20,188,605	24,218,617	24,330,826	31,347,826

2006
Revenues	$19,490,660	$5,445,712	$5,641,190	$30,687,591
Operating income (loss)	11,386,572	(2,954,246)	(1,648,087)	10,245,723

Income (loss) from continuing operations	10,909,298	(2,792,753)	(1,693,698)	9,757,448
Income from discontinued operations	52,970	155,529	79,953	49,600
Net income (loss)	$10,962,268	$(2,637,224)	$(1,613,745)	$9,807,049

Earnings (loss) per share:

Basic:
Income (loss) from continuing operations	$0.60	$(0.15)	$(0.09)	$0.54
Income from discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.60	$(0.15)	$(0.09)	$0.54

Diluted:
Income (loss) from continuing operations	$0.59	$(0.15)	$(0.09)	$0.53
Income from discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.59	$(0.15)	$(0.09)	$0.53

Weighted average number of shares outstanding:
Basic	18,159,147	18,159,147	18,159,547	18,159,547
Diluted	18,479,032	18,159,147	18,159,147	18,484,688