Form 10-Q
period 2008-03-31
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2008-05-14
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
(Former Name, Former Address and Former Fiscal Year, if Changes Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act (Check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of May 12, 2008, there were 34,771,738 shares of the registrant’s common stock outstanding.

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

i

RODMAN & RENSHAW CAPITAL GROUP, INC.

ii

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

     PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition as of March 31, 2008 (unaudited)
and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash equivalents	$38,774,139	$54,834,189
Financial instruments owned, at fair value	16,879,197	9,011,405
Private placement and other fees receivable	2,552,774	967,473
Due from clearing broker	995,624	1,888,854
Prepaid expenses	2,078,934	688,550
Deferred taxes	1,540,829	2,258,301
Property and equipment, net	805,577	913,645
Other assets	265,870	244,790
Goodwill	7,458,065	1,065,000
Total Assets	$71,351,009	$71,872,207

Liabilities and Stockholders’ Equity
Accrued compensation payable	$3,120,983	$6,140,839
Accounts payable and accrued expenses	4,130,959	2,914,468
Conference deposits	739,996	15,443
Financial instruments sold, not yet purchased, at fair value	24,567	147,663
Distributions payable	-	1,440,000
Due to affiliate	701,987	382,963
Income taxes payable	-	48,067
Total Liabilities	8,718,492	11,089,443

Commitments and contingencies (See note 7)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized;
35,220,238 and 33,750,000 issued as of
March 31, 2008 and December 31, 2007, respectively	35,220	33,750
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	-	-
Additional paid-in capital	63,582,380	62,345,072
Treasury Stock, 298,000 shares	(612,621)	-
Accumulated other comprehensive loss	-	(140,757)
Deficit	(372,462)	(1,469,905)
Total Stockholders’ Equity	62,632,517	60,768,160

Total Liabilities and stockholders’ equity	$71,351,009	$71,872,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the three month period ended March 31, 2008 and 2007 (unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Revenues:
Investment banking	$8,902,176	$14,350,170
Principal transactions	4,341,699	3,179,166
Commissions	1,563,365	1,999,869
Interest and other income	373,772	93,521
Total Revenues	15,181,012	19,622,726
Interest Expense	-	198,215
Net revenues	$15,181,012	$19,424,511

Non-interest expenses:
Employee compensation and benefits	8,251,226	10,036,163
Other employee benefits	110,722	93,640
Conference fees	308,845	175,631
Broker dealer commissions	92,945	43,888
Professional and consulting fees	948,539	514,975
Business development	811,586	584,610
Communication and market research	560,127	398,161
Office	125,417	193,951
Occupancy and equipment rentals	317,996	297,680
Clearance and execution charges	76,854	50,823
Depreciation and amortization	137,239	162,495
Impairment of goodwill	1,065,000	-
Other	289,788	252,891
Total non-interest expenses	13,096,284	12,804,908
Income from continuing operations before income taxes	2,084,728	6,619,603

Income tax (expense) benefit	(987,285)	39,319
Income from continuing operations	1,097,443	6,658,922
Income from discontinued operations	-	161,940
Net income	$1,097,443	$6,820,862

Weighted average common shares outstanding:
Basic	32,927,297	18,159,147
Diluted	33,244,200	20,188,205

Net income per share – basic
Income from continuing operations	$0.03	$0.37
Income from discontinued operations	-	0.01
Net income	$0.03	$0.38

Net income per share – diluted
Income from continuing operations	$0.03	$0.33
Income from discontinued operations	-	0.01
Net income	$0.03	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the three month period ended March 31, 2008 and 2007 (unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Common Stock:
Balance, beginning of the period	$33,750	$18,159
Issuance of restricted stock	1,470	-
Balance, end of period	$35,220	$18,159

Additional Paid-in-capital:
Balance, beginning of the period	$62,345,072	$348,256
Issuance of warrants	-	1,134,615
Beneficial conversion features of debentures	-	1,134,657
Stock based compensation	1,238,778	286,528
Issuance of restricted stock	(1,470)	-
Balance, end of period	$63,582,380	$2,904,056

Retained earnings (Deficit):
Balance, beginning of the period	$(1,469,905)	$20,657,744
Distributions	-	(20,873,928)
Net income	1,097,443	6,820,862
Balance, end of period	$(372,462)	$6,604,678

Treasury Stock:
Balance, beginning of the period	$-	$-
Purchases	(612,621)	-
Balance, end of period	$(612,621)	$-

Accumulated other comprehensive (loss) income:
Balance, beginning of the period	$(140,757)	$1,001,664
Reclassification adjustment for unrealized gains (losses) on investments	140,757	(1,001,664)
Balance, end of period	$-	$-

Total Shareholders’ Equity	$62,632,517	$9,526,893

Comprehensive Income:
Net income	$1,097,443	$6,820,862
Other comprehensive income (loss)	140,757	(1,001,664)
Total comprehensive income	$1,238,200	$5,819,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

     RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 and 2007 (unaudited)

	For The Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,097,443	$6,820,862
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations	-	(161,940)
Depreciation and amortization	137,239	162,495
Stock based compensation	1,238,778	286,528
Realized loss (gain) on available for sale investments	140,757	(1,001,664)
Impairment of goodwill	1,065,000	-
Interest (amortization of debt discount and deferred financing costs)	-	198,215
Deferred taxes	717,472	(327,100)
Changes in operating assets and liabilities:
Financial instruments owned at fair value	(7,867,792)	1,775,362
Private placement and other fees receivable	(1,585,301)	1,881,156
Due from clearing broker	893,229	(1,243,353)
Prepaid expenses	(1,390,384)	(1,029,486)
Other assets	(21,080)	(1,202)
Financial instruments sold not yet purchased, at fair value	(123,096)	1,593
Accrued compensation payable	(3,019,856)	(1,003,142)
Accounts payable and accrued expenses	(1,748,113)	(1,707,204)
Due to affiliate	319,023	-
Income taxes payable	(48,067)	162,587
Conference deposits	724,555	461,371
Net cash (used in) provided by operating activities	(9,470,193)	5,275,078

Cash flows from investing activities
Purchases of property and equipment	(29,171)	(40,551)
Acquisition of Miller Mathis	(4,508,065)	-
Net cash used in investing activities	(4,537,236)	(40,551)

Cash provided by (used in) financing activities

Proceeds from issuance of senior convertible debentures and warrants	-	20,000,000
Deferred financing costs	-	(1,070,000)
Purchase of treasury stock	(612,621)	-
Distributions to members	(1,440,000)	(10,740,000)
Net cash (used in) provided by financing activities	(2,052,621)	8,190,000

Net (decrease) increase in cash and cash equivalents	(16,060,050)	13,424,527
Cash and cash equivalents – beginning of period	54,834,189	10,386,868
Cash and cash equivalents – end of period	$38,774,139	$23,811,395

Supplemental disclosures of cash flow information
Income taxes paid	$175,000	$110,052
Non-cash investing and financing activities
Distribution of beneficial interest in securities	$-	$10,133,927
Accrued Liability related to the Acquisition of Miller Mathis	$2,950,000	$-
Issuance of restricted stock to employees	$1,470	$-

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

     The Exchange consisted of the following: (i) Paul Revere, LLC, a Delaware limited liability company (“Paul Revere”), contributed its 70% membership interest in Holding to Enthrust in exchange for 12,711,683 shares of Enthrust’s common stock, par value $.001 per share (the “Common Stock”); (ii) the stockholders of R&R Capital Group, Inc. (“RRCG”), which owned 30% of Holding and 25.5% of RRPR, LLC (“RRPR”), a Delaware limited partnership, contributed all of their RRCG shares to Enthrust in exchange for 5,967,591 (including 519,727 shares attributable to the 25.5% interest in RRPR) shares of Common Stock; (iii) the holders of the Debentures and the Warrants issued by Holding contributed those securities to Enthrust in exchange for 5,970,099 shares of Common Stock and warrants to purchase 1,355,600 shares of Common Stock at $7.00 per share; and (iv) options held by Holding employees to purchase up to 2,848,370 shares of Holding’s shares at prices ranging from $0.409 per share to $8.24 per share were exchanged for options to acquire up to 5,278,071 shares of Common Stock at prices ranging from $0.22 to $4.45 per share. In contemplation of the Exchange, on July 9, 2007, two Enthrust stockholders contributed 250,715 and 42,143 shares of Common Stock, respectively, to the capital of Enthrust. In addition, immediately after the Exchange, the 1,707,144 shares of Common Stock held indirectly by Holding were cancelled. These 2,000,002 shares were retired and returned to the status of authorized but unissued shares. As a result, after the Exchange, the former beneficial owners of Holding’s debt and equity securities owned 98.6% of Enthrust’s issued and outstanding shares of Common Stock.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES Z
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Miller Mathis & Co., LLC Acquisition

     On March 24, 2008 the Company acquired Miller Mathis & Co., LLC (“Miller Mathis”), a leading independent mergers and acquisition advisor to the global steel industry. Miller Mathis, which is based in New York City, will retain its brand name and will continue to be led by its co-founder, Robert Miller, as a subsidiary of the Company. The total fixed consideration for the acquisition is $7.30 million, with $4.35 million paid in cash at closing, and the balance payable in one year. The Company, at its election, may pay up to $2.51 million of the deferred consideration in cash or common stock. Up to an additional $2.1 million of purchase price is payable in cash or common stock, or a combination thereof, in two years upon the achievement of significant growth targets. The Company recorded $7.5 million of goodwill as a result of this acquisition. See Note 6 – Goodwill for further explanation.

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, the changes in stockholders’ equity for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2008.

     Certain information and footnote disclosures normally included in financial statements that are prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

     These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007 as filed with the SEC.

Net Income Per Share

     Net income per share for the period prior to the Exchange was retroactively adjusted to reflect the number of equivalent shares of Common Stock received by Holding’s members. Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period based upon the weighted average number of common shares outstanding during the period excluding non-vested shares.

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

	For the three months ended
	March 31,
	2008	2007

Common shares outstanding, basic	32,927,297	18,159,147
Common shares upon exercise of options	199,556	124,200
Common shares upon exercise of warrants	-	44,784
Common shares upon vesting of non-vested shares	117,347	-
Conversion of senior convertible debentures to common shares	-	1,860,074
Weighted average number of common shares outstanding,
diluted	33,244,200	20,188,205

     Reclassifications

     Certain reclassifications have been made to previously reported balances to conform to the current presentation.

     Starting in 2008 the Company included its majority ownership interest in certain public “shell” companies (“shells”) in financial instruments owned at fair value rather than goodwill. The Company’s investment in these shells is recorded as a component of financial instruments owned at fair value in accordance with the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. The Company believes that industry practice is not to consolidate majority-owned investee companies because control of such companies is likely to be temporary, particular where, as here, the investment is made with the intent to sell in a relatively short period of time, typically in connection with a reverse merger or similar transaction in which we have been retained as agent or advisor. This reclassification had the effect of reducing goodwill and increasing financial instruments owned at fair value by $1.0 million. The amounts involved are immaterial to the Consolidated Financial Statements.

     Starting in 2008, syndicate expenses associated with underwriting transactions are recorded net of revenue rather than as a component of expense in accordance with the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. This reclassification had the effect of reducing investment banking revenues and reducing professional and consulting fees by $0.2 million. The amounts involved are immaterial to the Consolidated Financial Statements.

     Principles of Consolidation

     The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock and have control except, as previously described, with regard to our ownership interest in shells. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), as revised, the Company consolidates entities which lack characteristics of an operating entity or business for which we are the primary beneficiary, if any. Under FIN 46(R), the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied. In situations where we have significant influence but not control of an entity that does not qualify as a variable interest entity, we apply fair value accounting.

     All material intercompany accounts and transactions are eliminated in consolidation.

     Financial Instruments at Fair Value

     The Company adopted FASB 157, Fair Value Measurements, as of January 1, 2008. FASB 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. FASB 157 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date.” Additionally, FASB 157 disallows the use of block discounts on positions traded in an active market and nullifies certain guidance in Emerging Issues Task Force No. 02-3 regarding the recognition of inception gains on certain derivative transactions. See Note 3 of the Notes to Consolidated Financial Statements for a complete discussion of FASB 157.

     Under FASB 157, fair value generally is based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered in determining the fair value of financial instruments are discount margins, weighted average spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements.

     Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying Consolidated Statements of Operations. Equity interests in certain private equity securities and limited partnership interests are reflected in the Consolidated Financial Statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents our best estimate of exit price as used in FASB 157. Generally, the carrying values of these securities will be increased based on company performance and in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Value of Underwriter and Placement Agent Warrants

     As a part of the Company’s compensation for its activities as underwriter or placement agent, it may receive warrants exercisable to purchase securities similar to those that are offered and sold to the public. The adoption of FASB 157 and recent dynamic market conditions prompted the Company to undertake a comprehensive review of its fair value accounting polices. Upon completion of this review, management determined that the Company’s warrants should be valued using the Black-Scholes Option Pricing Model (“Black-Scholes”), rather than an alternative model. Management concluded that Black-Scholes provides a measurement tool that is consistent with the definition of “fair value” in accordance with FASB 157. The model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and price volatility. When the Company initially receives a new warrant in connection with, or prior to, an initial public offering its calculated volatility factor is based on the volatility of an index of comparable companies, since there is no price history for new publicly traded or private companies. As each warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. Management cannot assure that it ultimately will be able to exercise any of the Company’s warrants in a way that will realize the value attributed to the warrants in the financial statements through the application of Black-Scholes.

     The change in estimate is being implemented in the first quarter of 2008. The impact as a result of the change will be accounted for on a prospective basis in accordance with FASB 154, “Accounting Changes and Error Corrections.” As a result of our change in this valuation technique, we recorded additional principal transaction revenue and investment banking revenue of $9.2 million and $1.5 million, respectively, during the first quarter of 2008.

     The Company is required to estimate the value of all derivative securities that it holds at the date of any financial statements and to include that fair value, and changes in such fair value, in those financial statements. Accordingly, the fair value of warrants is recorded in financial instruments owned, at fair value on our Consolidated Statements of Financial Condition. When a new warrant is received, its fair value is included in investment banking revenue on the date on which it is earned. Subsequently, any change in fair value is recorded as principal transactions. When a warrant is exercised, the fair value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the fair value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

Revenue Recognition

     Investment Banking. Underwriting revenues and fees from mergers and acquisitions and other financial advisory assignments are recognized in the Condensed Consolidated Statements of Operations when the services related to the underlying transaction are completed under the terms of the engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Underwriting revenues are presented net of related expenses. Expenses associated with financial advisory transactions are recorded as non-compensation expenses, net of client reimbursements.

     When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments, in accordance with EITF 00-8, “Accounting by a Grantee for an Equity Instrument to be received in Conjunction with Providing Goods or Services.” Revenue from the receipt of warrants is recognized on the date the warrants are earned based on the estimated fair value of the securities received as estimated using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant.

     Principal Transactions. Financial instruments owned and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in principal transactions on a trade date basis.

     Conference Fees. The Company receives conference deposits from presenters, which are recorded as a liability and then recognized as revenue when the conference is conducted. The Company also makes advance payments for conference facilities, entertainment and related costs, which are recorded as prepaid expenses and then recognized when the conference is conducted.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Debt with Equity Instruments

     On March 1, 2007, Holding, in a private placement transaction, issued $20,000,000 face value of the Debentures and warrants to purchase equity interests in Holding (the “Warrants”) to certain accredited investors (“Investors”) in exchange for $20,000,000 cash.

     In accordance with the guidance provided by EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, Holding determined that the aggregate purchase price of $20,000,000 should be allocated to the Debentures and the Warrants based on their relative fair values, with $1,134,615 attributable to the relative fair value of the Warrants being recorded as a debt discount on the Debentures. On March 1, 2007, the Debentures were recorded on the Condensed Consolidated Statement of Financial Condition at a value of $18,865,385, with the debt discount credited to members’ equity, to be accreted over the life of the Debentures.

     The fair value of the Warrants was determined based on the Black-Scholes model, which requires the input of highly subjective assumptions, including the expected share price volatility. Given that Holding’s shares were not publicly traded, Holding developed an expected volatility figure based on a review of the historical volatilities, over a period of time equivalent to the expected life of the Warrants, of similarly positioned public companies within its industry, during the early stages of their life as a public company. In applying the Black-Scholes model, Holding used the following assumptions:

Risk-free interest rate	4.54%
Weighted average expected life of
Warrants (years)	3.0

Expected volatility of Company’s	33%
common stock
Expected dividends	—

     In addition, based on the intrinsic value method, Holding recorded an additional debt discount of $1,134,657 at March 1, 2007, related to the beneficial conversion feature of the Debentures after taking into account the value of the Warrants issued.

     On July 10, 2007, the Debentures were exchanged in consideration for shares of Common Stock as part of the Exchange, and the unamortized debt discount was charged to interest expense and included in the Statements of Operations.

     Premises and Equipment

     Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

     Goodwill

     In accordance with FASB 142, Goodwill and Other Intangible Assets, goodwill is not amortized; instead, it is reviewed, on at least an annual basis, for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the fourth quarter or at the time of a triggering event requiring re-evaluation, if one were to occur. In light of recent economic conditions, management performed a goodwill impairment test during the first quarter of 2008 which resulted in the recognition of an impairment charge of $1.1 million.

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

     Subsequent to the Exchange, the Company is subject to Federal and state corporate income taxes and an appropriate provision has been made based upon an effective tax rate of approximately 45%. As of the Exchange Date, deferred tax assets and liabilities, based upon an effective tax rate of approximately 45%, were credited to additional paid in capital as part of the recapitalization of Holding from an LLC to a corporation.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. Tax credits, if any, are recorded as a reduction of income taxes when realized.

     In June 2006, the FASB issued Interpretation No. 48, Accounting of Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted FIN 48 effective with its 2007 year. Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company’s financial statements. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provision. Holding and its subsidiaries have filed annual federal and various state partnership tax returns beginning with the year ended December 31, 2004 through the year ended December 31, 2006. In addition, the Company filed federal and various state partnership tax returns for the period ended July 10, 2007. These income tax returns have not been examined by federal and state tax authorities and the applicable federal and state statutory periods to assess taxes, penalties and interest remain open. The Company and its subsidiaries will file a federal corporate consolidated return, and appropriate state corporate tax returns, for the period beginning July 11, 2007 through December 31, 2007. This period also remains open to the assessment of taxes, penalties and interest by federal and state tax authorities.

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

     Financial instruments sold but not yet purchased commit the Broker-Dealer to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, the Broker-Dealer must acquire the financial instruments at market prices, which may exceed the values reflected on the Consolidated Statements of Financial Condition.

     The Company maintains cash with major financial institutions. Cash is insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. The uninsured cash bank balances were approximately $37.2 million at March 31, 2008. The Company believes that it is not exposed to any significant credit risks for cash.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - Adoption of New Accounting Pronouncements

     The Company elected to adopt FASB 157, Fair Value Measurements, as of January 1, 2008. FASB 157 applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition.

     As defined in FASB 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company utilizes assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.

     Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as listed equities.

     Level 2 includes those financial instruments that are valued using models or other valuation methodologies calibrated to observable market inputs. These models are primarily industry-standard models that consider various assumptions, including discount margins, credit spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or able to be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include restricted stock.

     Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are warrants received in conjunction with our investment banking activities, private equity securities and limited partnership interests.

     In determining the appropriate allocation of assets to the three Levels described in FASB 157, the Company performed a detailed analysis of the assets and liabilities that are subject to FASB 157. We adopted FASB 157 as of the beginning of 2008. To determine the transition adjustment to opening retained earnings, we performed an analysis of existing financial instruments, and determined that there was no transition adjustment to opening deficit as of January 1, 2008.

     In February 2007, the FASB issued FASB 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FASB 159”). FASB 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB 159 requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. FASB 159 is effective as of the beginning of the first annual period beginning after November 15, 2007. The Company adopted FASB 159 as of the beginning of 2008. The Company elected to apply the fair value option on certain investments held by subsidiaries that are not registered broker-dealers as defined in the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities and loans and loan commitments. Investments had been accounted for by us by the equity method which approximated fair value prior to the adoption of FASB 159; therefore, there was no transition adjustment recorded to opening deficit related to these investments. Loans and loan commitments were accounted for at cost which approximated fair value prior to the adoption of FASB 159; therefore, there was no transition adjustment recorded to opening deficit related to these loans and loan commitments.

     The fair value option was elected for investments held by subsidiaries that are not registered broker-dealers and loans and loan commitments because they are risk managed by us on a fair value basis.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - Financial instruments, at fair value

The following is a summary of the fair value of financial instruments owned and sold, not yet purchased:

	March 31, 2008
		Financial
	Financial	Instruments
	Instruments	Sold, Not Yet
	Owned	Purchased

Trading securities	$2,424,693	$24,567
Derivatives	9,007,669	-
Investment in private securities	627,309	-
Investments in shells	1,643,826	-
Loans and loan commitments	477,500	-
Investments at fair value	2,698,679
	$16,879,197	$24,567

The following is a summary of our financial assets and liabilities that are accounted for at fair value as of March 31, 2008 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Financial instruments owned:
Securities	$2,424,693	$-	$627,309	$3,052,002
Derivatives	-	-	9,007,669	9,007,669
Investments in shells	-	-	1,643,826	1,643,826
Loans and loan commitments	-	-	477,500	477,500
Other investments	-	-	2,698,679	2,698,679
Total financial instruments owned	$2,424,693	$-	$14,454,504	$16,879,197
Liabilities:
Financial instruments sold, not yet purchased
	$24,567	-	-	$24,567
Total financial instruments sold, not yet purchased	$24,567	-	-	$24,567

The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended March 31, 2008:

	Derivatives Instruments	Non-Derivatives
	Assets	Assets

Balance, January 1, 2008	$2,083,469	$5,807,096
Received/ issuances	1,484,716	-
Realized and unrealized gain (loss) (1)	5,439,484	(360,261)
Balance, March 31, 2008	$9,007,669	$5,446,835
Change in unrealized gains/losses relating to instruments
still held at March 31, 2008	$5,439,484	$(559,690)

(1) Realized and unrealized gains/ losses are reported in principal transactions in the Consolidated Statements of Earnings

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – Discontinued Operations

     The Company operated in asset management on a limited basis through Rodman & Renshaw Fund Management (“RRFM”), a wholly owned subsidiary of the Company, which owned an interest in, was a general partner of, and managed Rodman & Renshaw Opportunity Fund (“RROF”), a New York limited partnership formed in February 2000 for the purpose of conducting a business of investing and trading its limited partners’ funds. Effective January 1, 2006 through November 30, 2007, and in accordance with Emerging Issued Task Force (“EITF”) 04-5, the Company consolidated RROF.

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

     In accordance with FASB 144, Accounting For the Impairment or Disposal of Long Lived Assets (“FASB 144”) and EITF 03-13, applying the conditions in paragraph 42 of FASB 144 in determining whether to report discontinued operations (“EITF 03-13”), the asset management operations are reported as discontinued as of November 30, 2007 since the Company has determined that RROF and its cash flows were clearly distinguished for financial reporting purposes from the rest of the Company and the Company will not have any significant continuing involvement in, or cash flows from, the operations of RROF.

     The Company’s ownership interest in the capital of RROF reflected a 7.34% interest as of December 31, 2007. Effective December 1, 2007, the Company had no significant influence over the entity’s partnership operating and financial policies and is accounting for its interest on the equity method of accounting in accordance with EITF D-46. As of March 31, 2008, the investment in RROF was $340,689 and, such amount is included in financial instruments as other investment at fair value in the accompanying Consolidated Statement of Financial Condition (see Note 4).

The results of the discontinued operations for the three months ended March 31, 2007 are as follows:

2007

Principal transactions	$795,381
Interest and other income	10,940
806,321
Operating expenses	(72,082)
Operating income	734,239
Income taxes expense	(6,747)
Minority interest	(565,552)
Net income	$161,940

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – Goodwill

     Starting in 2008, the Company included its majority ownership interest in public shell companies in financial instruments owned at fair value rather than goodwill. The Company’s investment in these shells is recorded as a component of financial instruments owned at fair value in accordance with the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. The Company believes that industry practice is not to consolidate majority-owned investee companies because control of such companies is likely to be temporary. The Company’s investment in these public shells is made with the intent to sell in a relatively short period of time, typically in connection with a reverse merger or similar transaction in which we have been retained as agent or advisor. The reclassification our ownership in public shells had the effect of reducing goodwill by $984,690 and increasing financial instruments owned at fair value by $984,690. The amounts involved are immaterial to the Consolidated Financial Statements.

     In accordance with FASB 142, Goodwill and Other Intangible Assets, goodwill is not amortized; instead, it is reviewed, on at least an annual basis, for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the fourth quarter or at the time of a triggering event requiring re-evaluation, if one were to occur. In light of recent economic conditions, management performed a goodwill impairment test during first quarter of 2008, which resulted in the recognition of an impairment charge of $1.1 million. The Company recognized impairment charge of $250,000 and $815,000 related to its R&R TechBio, LLC and Techvest, LLC subsidiaries, respectively.

     As a result of the Exchange, the Company wrote-off the goodwill associated with the acquisition of Enthrust in the amount of $375,717 during 2007.

     On March 24, 2008, the company acquired a 100% ownership interest in Miller Mathis & Co., LLC. The purchase price for the interest was $7,300,000. The total fixed consideration for the acquisition is $7,300,000, with $4,350,000 paid in cash at the closing, and the balance payable in one year. The total amount of the purchase price of $7,300,000 and the legal expenses associated with the acquisition of $158,065 was determined to be in excess of the value of the underlying assets acquired and was classified as $7,458,065 goodwill.

The following table represents a summary of the changes since January 1, 2007:

Balance, January 1, 2007	$1,938,714
Additions	486,693
Reclassification of public shells to financial instruments owned	(984,690)
Write-off	(375,717)
Balance, December 31, 2007	1,065,000
Additions	7,458,065
Write-off	(1,065,000)
Balance, March 31, 2008	$7,458,065

NOTE 7 - Commitments and Contingencies

     Lease Commitments

     As of March 31, 2008, the Company is committed under a lease for approximately 16,000 square feet of space on the 16th Floor at 1270 Avenue of the Americas, New York, New York. The lease expires in July 2008. In July 2007, the Company vacated the 28th floor of that building following the expiration of the lease for those premises.

     The Company entered into a new lease agreement for approximately 40,300 square feet of space on the 20th floor at 1251 Avenue of the Americas, New York, NY which is expected to commence in May 2008 and end in October 2013. The monthly rental fee will be $251,875, with the first monthly lease payment due six months after the lease commencement date.

     Letter of Credit

     Upon the signing of the new lease agreement the Company issued a letter of credit in favor of the landlord in the sum of $755,625, as security for a faithful performance of the lease terms. The letter of credit expires on February 2009 but is subject to automatic extension.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Litigation

     During the year ended December 31, 2006, as a result of actions taken by a former employee against the Company, the Company filed a proceeding against the former employee with FINRA and the United States District Court for the Southern District of New York (“SDNY”), in which it alleged various claims against the employee including but not limited to; trademark infringement and dilution, cyber-squatting, cyber-piracy, defamation and tortuous interference with business relations. In connection with each of these actions, the Company is seeking compensatory and punitive damages of approximately $75 million. In response to these actions filed against the former employee by the Company, the employee filed counterclaims with the SDNY seeking compensatory and punitive damages of approximately $3 million against the Company for breach of contract, defamation and declaratory relief. The Company is not in a position to predict or assess the likely outcome of these proceedings, nor is it in a position to estimate the range of any potential loss. As of March 31, 2008, there have been no material developments with respect to the litigation.

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

NOTE 8 - Net Capital Requirements

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

     At March 31, 2008, the Broker-Dealer had net capital of $7,005,874, which was $6,755,874 in excess of its required net capital of $250,000.

NOTE 9 - Income Taxes

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

     In connection with the Exchange, the Company entered into a Tax Indemnification Agreement with Paul Revere, RRCG and the stockholders of RRCG (the “Indemnities”) pursuant to which the Company agreed to indemnify the Indemnities for any increased taxes attributable to any adjustment to Holding’s tax returns through the Exchange Date. The Company believes that the likelihood of any payment under the indemnification agreement is remote.

     Holding and its subsidiaries filed consolidated Federal and various state partnership income tax returns in which the initial period of tax reporting for these entities occurred during the year ended December 31, 2004. These income tax returns have not been examined by the applicable Federal and state tax authorities.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - Stock-Based Compensation

     Effective January 1, 2006, the Company adopted FASB 123R, Stock Based Compensation, and adopted the modified prospective method with respect to its accounting for the transition to FASB 123R.

     On May 22, 2007, the Company granted five year options to employees to purchase 919,541 shares of its membership units, at an exercise price of $8.24, vesting over a three year term. Using the Black-Scholes model, the options were valued at $2,013,795, assuming a risk free interest rate of 4.76%, weighted average expected life of 3.5 years, and an expected volatility of 33%.

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

     In October 2007, the Company granted ten year options to purchase 10,000 shares of its common stock to each of the six outside independent members of its Board as compensation for services, with an exercise price of $5.00 per share, vesting over a three-year period and expiring in 2017. In addition, 750,000 options were granted in September 2007 to its chief executive officer as part of an employment agreement with an exercise price of $5.00 per share, vesting over a three-year period and expiring in 2017. Using the Black-Scholes model, the options were valued at $1,674,351, assuming a risk free interest rate of 4.66%, weighted average expected life of 6 years and an expected volatility of 33%.

     The Company recorded $1,238,778 and $286,528 of stock-based compensation for the three months ended March 31, 2008 and 2007, respectively. The unamortized deferred stock-based compensation balance as of March 31, 2008 was $9,275,311 and will be fully amortized through 2011.

     There were no option grants in the first three months of 2008. A summary of options (with retroactive effect given for the Exchange) outstanding as of March 31, 2008 is as follows:

Stock Options			Weighted	Weighted
		Weighted	Average	Average
	Number	Average	Grant	Remaining	Aggregate
	of	Exercise	Date	Contractual	Intrinsic
	Options	Price	Fair Value	Life	Value

Outstanding at December 31, 2007	6,088,072	$3.91	$1.04
Granted	--	--	--
Exercised,	--	--	--
Forfeited	--	--	--
Outstanding at March 31, 2008	6,088,072	$3.91	$1.04	4.9 Years	$537,107
Exercisable at March 31, 2008	2,928,657	$3.47	$0.81	4.7 Years	$537,107

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables detail the activity of restricted stock:

Restricted Stock		Weighted
		Average
	Number	Grant
	of	Date
	Shares	Fair Value

Balance at December 31, 2007	750,000	$5.00
Granted	1,470,238	2.28
Forfeited	--	--
Vested	(33,135)	2.28
Balance at March 31, 2008	2,187,103	$3.73

Total compensation cost associated with restricted stock was $517,710 for the three months ended March 31, 2008.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11– Subsequent Events

     On May 9, 2008, the Company entered into a definitive agreement to acquire the operating assets of COSCO Capital Management LLC and its related companies (“COSCO”), a leading private investment bank focused on the oil and gas sectors, principally in the United States and Canada. Under the terms of the transaction, the Company will pay cash and stock consideration of $10.1 million, with $8.1 million payable at closing and $2 million payable over the ensuing two years. Additionally, the Company will pay up to $4.0 million over the 21 month period following closing in respect of certain revenue earned, but not yet received, under contracts being acquired from COSCO, and certain other incremental payments based upon achieving performance targets during the two year period following closing. The transaction is expected to close during the second fiscal quarter.

     On May 12, 2008, the Company announced the formation of Aceras BioMedical LLC (“Aceras BioMedical”), a joint venture through which the Company, in partnership with Aceras Partners, LLC (“Aceras Partners”), an established team of biotech research and investment specialists, will make principal investments in early-stage biotechnology and life sciences companies. The founders of Aceras Partners were most recently at Paramount BioSciences, LLC. Collectively, the Aceras Partners team has completed numerous product licenses and acquisitions, leading to the formation of many notable private and public biotechnology companies, which produced significant returns to early-stage investors. In conjunction with the establishment of the joint venture, the Company has formed a new wholly-owned subsidiary, Rodman Principal Investments, LLC (“RPI”), which will hold a 50% stake in Aceras BioMedical and will going forward serve as the holding vehicle for all of the Company’s principal-related businesses. RPI has made an initial investment commitment to Aceras BioMedical of up to $30 million over five years to fund operations and the joint venture’s principal investments in life science companies. RPI will have a 50% economic interest in all investments made by Aceras.

tem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report.

Overview

     We are a full service investment bank dedicated to providing investment banking services to companies that have significant recurring capital needs due to their growth and development strategies, along with research and sales and trading services to institutional investor clients that focus on such companies. We are a leading investment banking firm to the biotechnology sector, a capital intensive market segment, as well as a leader in the PIPE (private investment in public equity) and RD (registered direct placements) transaction markets.

Our activities as an investment banking firm constitute a single business segment, with the following principal sources of revenue:

	investment banking fees, which are derived from corporate finance activities and strategic advisory services;

	realized and unrealized gains with respect to securities held for our own account;

	commissions on sales and trading activities;

	conference fees; and

	other miscellaneous sources of revenues, such as interest.

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

Business Environment

     Market conditions and valuations for companies in the life science sector, as well as general market conditions, can materially affect our financial performance. Declining valuations in the life science sector, unprecedented volatility and lack of liquidity in certain sectors of the capital markets, as well as a slowing of economic growth generally has led to declines in financing activity, smaller financing transactions, and a resulting decline in revenue from prior periods. It is not possible to predict whether, and to what degree, these conditions will continue, abate, or reverse, and capital markets activity for 2008 may not match the level of activity of 2007. In addition, the nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year-to-year and quarter-to-quarter depending on whether and when transactions are completed and the number, size and type of transactions completed.

Critical Accounting Policies

     The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and related notes. Actual results can and will differ from estimates. These differences could be material to the financial statements.

     We believe our application of accounting policies and the estimates required therein are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, actual results have not differed materially from those determined using necessary estimates.

     Our management believes our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most difficult, subjective or complex judgments) are our valuation of financial instruments, impairment of goodwill assessment and our use of estimates related to compensation and benefits during the year.

Valuation of Financial Instruments

     Our financial instruments are recorded at fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The use of fair value to measure financial instruments is fundamental to our financial statements and is our most critical accounting policy. Unrealized gains or losses are generally recognized in principal transactions in our Consolidated Statement of Income. Financial instruments are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.

We adopted FASB 157 and FASB 159 as of the beginning of 2008. See Notes 2 and 4 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on FASB 157 and FASB 159, including the impact of adoption.

Compensation and Benefits

     The use of estimates is important in determining compensation and benefits expenses for interim and year end periods. A substantial portion of our compensation and benefits represents discretionary bonuses, which are finalized at mid-year and year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix and our use of equity-based compensation programs. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to projected net revenues earned. Consequently, we have generally accrued interim compensation and benefits based on annual targeted compensation ratios.

Goodwill Impairment

     At least annually, we are required to assess whether goodwill has been impaired. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether an impairment charge is recorded and the magnitude of such a charge. We completed our last impairment test on goodwill as of March 31, 2008 when we recognized an impairment charge of $1.1 million related to our R&R TechBio, LLC and Techvest, LLC subsidiaries. The remaining goodwill after certain reclassifications and the impairment charge amounts to $7.5 million as of March 31, 2008 related solely to our acquisition of Miller Mathis & Co., LLC on March 24, 2008.

Results of Operations

The following table sets forth the results of operations for the three months ended March 31, 2008 and 2007:

Rodman & Renshaw Capital Group, Inc And Subsidiaries
Condensed Consolidated Statements of Operations

			For the Three
	For the Three		Months Ended
	Months Ended	% of net	March 31,	% of net
	March 31, 2008	Revenue	2007	Revenue
Revenues:
Investment banking	$8,902,176		$14,350,170
Principal transactions	4,341,699		3,179,166
Commissions	1,563,365		1,999,869
Conference fees	-		-
Interest and other income	373,772		93,521
Total revenues	$15,181,012		$19,622,726
Interest expense	-		198,215
Net revenues	$15,181,012		$19,424,511

Non-interest expenses:
Employee compensation and benefits	8,251,226	54%	10,036,163	52%
Other employee benefits	110,722	1%	93,640	0%
Conference fees	308,845	2%	175,631	1%
Broker dealer commissions	92,945	1%	43,888	0%
Professional and consulting fees	948,539	6%	514,975	3%
Business development	811,586	5%	584,610	3%
Communication and market research	560,127	4%	398,161	2%
Office	125,417	1%	193,951	1%
Occupancy and equipment rentals	317,996	2%	297,680	2%
Clearance and execution charges	76,854	1%	50,823	0%
Depreciation and amortization	137,239	1%	162,495	1%
Impairment of goodwill	1,065,000	7%	-	0%
Other	289,788	2%	252,891	1%
Total non-interest expenses	13,096,284	86%	12,804,908	66%
Income from continuing operations before income taxes	2,084,728	14%	6,619,603	34%

Income tax (expense) benefit	(987,285)		39,319

Income from continuing operations	1,097,443		6,658,922
Income from discontinued operations	-		161,940
Net income	$1,097,443		$6,820,862

Our net income for the three months ended March 31, 2008 and 2007 included the following non-cash items:

	Three Months Ended
	March	March
	31, 2008	31, 2007
Stock-based compensation	$1,238,778	$286,528
Depreciation and amortization	137,239	162,495
Impairment of goodwill	1,065,000	—
Total	$2,441,017	$449,023

Net Revenues

     We operate our business as a single segment. However, we derive revenues from two primary sources — investment banking and sales and trading.

     Net revenue for the quarter was $15.2 million, representing a decrease of 22% from $19.6 million in the first quarter of 2007. The decrease was primarily due to a $5.4 million, or 38%, decrease in investment banking revenues, partially offset by a $1.1 million, or 34%, increase in principal transaction revenues.

     The adoption of FASB 157, Fair Value Measurements, and dynamic market conditions prompted us to undertake a comprehensive review of our fair value accounting polices. Upon the completion of this review, we determined that warrants received as a part of our compensation for activities as underwriter or placement agent should be valued using the Black-Scholes Option Pricing Model rather than an alternative model. As a result of our change in this valuation technique, we recorded additional principal transaction revenue and investment banking revenue of $9.2 million and $1.5 million, respectively, during the first quarter of 2008.

Investment Banking Revenue

     Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March	March
	31, 2008	31, 2007
Revenue:
Private placement and underwriting	$8,173,368	$13,813,440
Financial advisory	728,808	536,730
Total investment banking revenue	$8,902,176	$14,350,170

Transaction Volumes:
Private placements and underwriting:
Capital raised (1)	$140,914,533	$1,764,833,670
Number of transactions	13	16
(1) Includes capital raised as co-agent.

     Investment banking revenue was $8.9 million for the quarter, which included $1.5 million of warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $14.4 million in the first quarter of 2007:

  Private placement and underwriting revenue for the quarter was $8.2 million, including $1.5 million of fair value related to warrants received, compared to $8.0 million in the fourth quarter of 2007. During the quarter, the Company completed 13 financing transactions with an average transaction size of $10.8 million, compared to 18 financing transactions with an average transaction size of $15.8 million in the fourth quarter of 2007.

  Strategic advisory fees for the quarter were $0.7 million, compared to $0.5 million for the first quarter of 2007.

Sales and Trading

     Commissions - Commissions revenues decreased $0.4 million, or 22%, to $1.6 million for the three months ended March 31, 2008, compared with $2.0 million for the three months ended March 31, 2007, with the difference primarily attributable to a large customer facilitation transaction that occurred in the first quarter of 2007.

     Principal Transactions - Principal transactions revenue increased $1.1 million to $4.3 million for the three months ended March 31, 2008 compared with revenue of $3.2 million for the three months ended March 31, 2007. The increase was primarily attributable to $9.2 million in additional revenue as a result of a change in valuation technique related to our underwriter warrant portfolio, partially offset by (1) unrealized losses on our warrant portfolio due to an extremely volatile U.S. micro-cap equity market, and (2) unrealized losses on certain cash-equity securities obtained through our investment banking activities; such securities have been written down to $0.

Compensation and Benefits

     Compensation and benefits decreased $1.8 million, or 18%, while net revenues decreased 43%. The ratio of compensation to net revenues was approximately 60.3% for 2008 as compared to 54.3% for 2007.

	Three Months Ended
	March	March
	31, 2008	31, 2007
Incentive compensation and discretionary bonuses	$4,600,789	$8,138,971
Salaries and wages	2,411,659	1,610,665
Pre-IPO stock based compensation	1,023,218	286,528
Post IPO stock based compensation	215,560	0
Total compensation and benefits	$8,251,226	$10,036,164
Total compensation and benefits expense as a percentage of net
revenue	54.4%	51.7%
Cash compensation and benefits expense as a percentage of net
revenue	46.2%	50.2%
Total compensation and benefits expense (excluding pre-IPO stock-
based compensation) as a percentage of net revenue	47.6%	50.2%

     The increase in cash compensation is primarily due to our growth initiatives, in terms of increased headcount, and a limited number of sign-on and guaranteed payments, and to severance expense associated with the departure of a senior investment banker. The increase in stock-based compensation is primarily due to the increase in the amortization of pre-IPO stock-based awards.

Non-Compensation Expenses

     Non-compensation expense was $4.8 million for the first quarter of 2008 versus $2.8 million for the prior year quarter, or 43% of net revenues for the first quarter of 2008 versus 14% of net revenues for the first quarter of 2007. Non-personnel expenses increased due to (1) an impairment charge of $1.1 million related to our R&R TechBio, LLC and Techvest, LLC subsidiaries, (2) incremental public company costs including legal, accounting and auditing and other consulting fees, (3) recruiting expenses related to the hiring of senior level employees, and (4) increased business development expenses.

Income Taxes

     Income tax expense was $987,285 for the three months ended March 31, 2008, which equals an effective tax rate of 47.36%, compared to a $39,000 tax benefit for the three months ended March 31, 2007. The current quarter effective tax rate was affected by a return-to-provision adjustment of $94,813. Absent this adjustment the effective tax rate would have been 42.81% .

Liquidity and Capital Resources

     We have historically satisfied our capital and liquidity requirements through cash generated internally from operations. In addition, in March 2007, we completed a $20 million private placement to accredited investors (the “Private Placement”), and in October 2007 we completed the Offering, which generated net proceeds of approximately $37.2 million.

     At March 31, 2008, we had liquid assets, consisting of cash and cash equivalents and due from clearing broker, of $39.8 million and working capital of $54.1 million. At December 31, 2007, we had liquid assets of $56.7 million and working capital of $58.6 million.

     The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, are generally paid semi-annually, although in some cases annually.

     As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the United States Securities and Exchange Commission (“SEC”) pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At March 31, 2008 and December 31, 2007, we had excess net capital of $7.0 million and $9.0 million, respectively. Regulatory net capital requirements may change based on investment and underwriting activities.

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

Cash Flows

     For the three months ended March 31, 2008, we had a net decrease in cash and cash equivalents of $16.1 million. Operating activities used cash of $9.5 million; investing activities used cash of $4.6 million; and financing activities used cash of $2.0 million. The primary components of cash used by operating activities were: (i) an increase of $1.6 million in “private placement and other fees receivables”; (ii) an unrealized gain on financial instruments of $7.9 million; (iii) an increase of $1.4 million in prepaid expenses; (iv) a decrease in accounts payable and accrued expenses of $1.7 million; (v) a decrease in accrued compensation payable of $3.0 million; offset by: (i) impairment of goodwill of $1.1 million; (ii) share based compensation of $1.2 million; (iii) a decrease in “due from clearing broker” of $0.9 million; (iv) net income of $1.1 million; and (v) a decrease in deferred taxes of $0.7million. The primary components of cash used by investing activities were $4.5 million in connection with the acquisition of Miller Mathis & Co., LLC. The primary components of cash used by financing activities were $0.6 million for purchasing of treasury stock and a $1.4 million distribution to former members.

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

Credit Risk

     Our Broker-Dealer places and executes customer orders. The orders are then settled by an unrelated clearing organization that maintains custody of customers’ securities and provides financing to customers.

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

Item 4T. Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

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

     The following constitute our material pending legal proceedings as of the date of this report:

     On or about October 18, 2006, we, as claimant, filed a statement of claim with FINRA against Matthew N. Murray (“Murray”), a former research analyst whom we terminated on March 2, 2006 for engaging in unprofessional conduct ( Rodman & Renshaw, LLC v. Mathew N. Murray, FINRA Dispute Resolution Arbitration No. 06–04643). The petition at that time asserted claims for defamation, tortious interference with business relations, breach of fiduciary duty, conversion, breach of contract, and prima facie tort. In that proceeding, we seek compensatory damages against Murray of at least $10 million, plus punitive damages of at least $15 million, together with certain injunctive relief. The claims relate to wrongful activities allegedly undertaken by Murray.

     On October 6, 2006, we and our senior officers filed an action (the “SDNY Action”) in the U.S. Federal District Court for the Southern District of New York ( Rodman & Renshaw, LLC, John Borer, Edward Rubin, Michael Vasinkevich, and Wesley K. Clark v. Mathew N. Murray, U.S. District Court, Southern District of New York, 06 CV 8210 (WHP)), alleging various claims for trademark dilution, trademark infringement, cybersquatting, cyberpiracy, and false designation of origin as a result of various websites allegedly created by or at the instance of Murray using, among other things, the given names and surnames of certain of our principals and high ranking employees. The action, among other things, sought permanent injunctive relief restraining Murray from continuing the acts complained of, as well as compensatory and punitive damages, each in the amount of at least $10,000,000. On October 6, 2006, we and the other plaintiffs moved for a temporary restraining order and preliminary injunction seeking an order enjoining Murray from continuing to maintain the offending websites and directing that the sites be taken down and the domain names transferred to us and to the other plaintiffs. Murray signed an order on October 10, 2006, effectively agreeing to all of our demands, which document was so-ordered by the Court on October 11, 2006. On or about October 17, 2006, Murray filed an answer and counterclaims, which he amended on November 14, 2006, for breach of contract, defamation, and declaratory relief, seeking at least $1,000,000 each in compensatory damages and punitive damages in an amount to be determined at trial. Murray also alleges that he was promised an option to purchase two percent “of Rodman” for “book value.”

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

     On April 9, 2007, the statement of claim in the FINRA proceeding was amended to include the claims first set forth in the complaint in the SDNY Action and to include the individual plaintiffs in the SDNY Action as additional claimants in the FINRA proceeding. On May 24, 2007, Murray filed a motion to dismiss the amended statement of claim, as well as an answer and three counterclaims. Two of the counterclaims seek damages for breach of contract of at least $1.0 million; the third counterclaim seeks damages for defamation of at least $1.0 million, plus additional, but unspecified, compensatory and punitive damages, plus expungement of the Form U-5 that we filed in connection with Murray’s termination. Murray also seeks a declaration concerning his rights and our conduct in connection with the allegations in his answer and counterclaims and in connection with our right to adjudicate our claims in the arbitration. On August 2, 2007, claimants filed a reply to Murray’s counterclaims, an opposition to Murray’s motion to dismiss claimants’ amended statement of claim and a motion to dismiss two of Murray’s counterclaims (the counterclaim seeking damages for breach of contract in connection with Murray’s claim that he had been promised an option to purchase two percent “of Rodman” for “book value” and the counterclaim seeking damages for defamation) as well as his claims for declaratory relief. On or about August 31, 2007, Murray filed an opposition to claimants’ motion to dismiss his counterclaims and claims for declaratory relief, as well as a reply in further support of his motion to dismiss the amended statement of claim. On December 6, 2007, claimants filed a reply in further support of their motion to dismiss the second and third counterclaims asserted by Murray. On January 14, 2008, claimants filed a second amended statement of claim. On January 16, 2008, Murray filed an answer and motion to dismiss the second amended statement of claim. In December 2007 and January 2008, the Panel denied both parties’ motions to dismiss. The Panel has set hearing dates (for the FINRA arbitration proceeding) for November 24 thru 26, 2008, inclusive, with additional hearing dates to be scheduled in the future.

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

     By letter dated April 10, 2006, FINRA advised us that it was reviewing matters related to the circumstances surrounding the termination of Mr. Murray and requested that we produce documents in connection with that review. By letter dated April 11, 2006, FINRA withdrew its request to avoid regulatory duplication upon learning that the SEC was also reviewing the same events. Thereafter, by letter dated May 1, 2007, following the SEC’s termination of its inquiry and in connection with its own investigation, FINRA requested the production of certain information and documentation. We have produced all information and documentation responsive to the May 1, 2007 letter. Subsequently, by letter dated July 24, 2007, FINRA requested additional information and documentation. We produced all information and documentation responsive to the July 24, 2007 letter. By letter dated August 6, 2007, FINRA requested the interviews of certain employees of our Broker-Dealer. We complied with the request for the interviews. Subsequently, by letter dated November 9, 2007, FINRA requested further information and documentation. We produced all information and documentation responsive to the November 9, 2007 letter. We have not received any further communication from FINRA since December 2007.

Item 1A. Risk Factors

RISK FACTORS

     Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 14, 2008. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities.

     In March 2008, we issued 100,000 restricted shares of our common stock to David Horin, our Chief Financial Officer, in connection with the commencement of his employment. The issuance of these shares was exempt from registration pursuant to Sections 4(2) and 4(6) or the Securities Act of 1933, as amended (the “Act”). The stock certificates representing these shares were imprinted with a legend restricted transfer unless pursuant to an effective registration statement or exemption under the Act.

Issuer Purchases of Equity Securities.

     On February 20, 2008, we announced that our Board of Directors had approved a stock repurchase plan in which we may buy back up to one million shares. The following table sets forth information with respect to purchases made under the plan during the quarter ended March, 31, 2008:

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
Period	Shares Purchased	Paid per Share	Publicly Announced Plan	Purchased Under the Plan

January 1 – 31, 2008	-	-

February 1 – 29, 2008	100,000	$2.30

March 1 – 31, 2008	198,000	$1.94

Total	298,000	$2.06	298,000	702,000

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.*

* Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2008

RODMAN & RENSHAW
CAPITAL GROUP, INC.

By:	/s/ Michael Lacovara
Name: Michael Lacovara
Title: Chief Executive
Officer
(Principal Executive Officer)

By:	/s/ David J. Horin
Name: David J. Horin
Title: Chief Financial
Officer
(Principal Financial Officer)