Form 10-Q
period 2008-06-30
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2008-08-12
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

1251 Avenue of the Americas
New York, New York 10020
(Address of principal executive offices)

Registrant’s telephone number: (212) 356-0500
1270 Avenue of the Americas New York, New York 10020
(Former Name, Former Address and Former Fiscal Year, if Changes Since Last Report)

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

     As of August 4, 2008, there were 35,809,876 shares of the registrant’s common stock outstanding.

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

i

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

ii

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition as of June 30, 2008 (unaudited)
and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash equivalents	$27,866,572	$54,834,189
Cash and cash equivalents segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	2,446,695	-
Financial instruments owned, at fair value	28,945,814	9,011,405
Private placement and other fees receivable	2,304,786	967,473
Due from clearing broker	3,186,739	1,888,854
Prepaid expenses	770,172	688,550
Deferred tax assets	-	2,258,301
Property and equipment, net	887,768	913,645
Other assets	3,479,195	244,790
Goodwill and other intangible assets	22,738,040	1,065,000

Total Assets	$92,625,781	$71,872,207

Liabilities and Stockholders’ Equity
Accrued compensation payable	$9,167,357	$6,140,839
Accounts payable and accrued expenses	7,535,001	2,929,072
Conference deposits	418,805	15,443
Financial instruments sold, not yet purchased, at fair value	1,262,073	147,663
Distributions payable	-	1,440,000
Due to affiliate	329,907	382,963
Income tax payable	-	48,067
Deferred tax liabilities	2,620,715	-

Total Liabilities	21,333,858	11,104,047

Commitments and contingencies (See note 7)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized;
36,341,376 and 33,750,000 issued as of
June 30, 2008 and December 31, 2007, respectively	36,341	33,750
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	-	-
Additional paid-in capital	66,612,769	62,345,072
Treasury Stock, 522,675 shares	(988,831)	-
Accumulated other comprehensive loss	-	(140,757)
Retained Earnings (Deficit)	5,631,644	(1,469,905)
Total Stockholders’ Equity	71,291,923	60,768,160

Total Liabilities and Stockholders’ equity	$92,625,781	$71,872,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the three month and six month periods ended June 30, 2008 and 2007 (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Investment banking	$22,283,045	$24,142,483	$31,185,221	$38,492,653
Principal transactions	4,439,738	(442,109)	8,781,438	2,737,057
Commissions	1,735,089	1,606,368	3,298,454	3,606,237
Conference fees	842,865	719,009	842,865	719,009
Interest and other income	231,323	285,226	605,094	378,747
Total revenues	$29,532,060	$26,310,977	$44,713,072	$45,933,703

Operating expenses:
Employee compensation and benefits	12,504,456	16,385,545	20,755,682	26,421,709
Other employee benefits	139,311	107,453	250,032	201,093
Conference fees	2,293,056	1,968,861	2,601,902	2,144,492
Broker dealer commissions	67,255	52,736	160,201	96,624
Professional and consulting fees	1,275,633	1,316,549	2,224,172	1,831,524
Business development	829,589	848,935	1,641,176	1,433,545
Communication and market research	603,451	491,246	1,163,578	889,407
Office	115,538	207,928	240,955	401,879
Occupancy and equipment rentals	587,293	307,718	905,288	605,398
Clearance and execution charges	146,733	47,027	223,587	97,850
Depreciation and amortization	316,617	162,318	453,855	324,813
Impairment of goodwill	-	-	1,065,000	-
Other	487,478	203,258	777,266	456,148
Total operating expenses	19,366,410	22,099,574	32,462,694	34,904,482

Operating income	10,165,650	4,211,403	12,250,378	11,029,221
Interest expenses	-	594,646	-	792,861

Income from continuing operations before income taxes	10,165,650	3,616,757	12,250,378	10,236,360
Income tax expense	(4,161,544)	(391,184)	(5,148,829)	(351,865)
Income from continuing operations	6,004,106	3,225,573	7,101,549	9,884,495
(Loss) income from discontinued operations	-	(19,330)	-	142,610
Net income	$6,004,106	$3,206,243	$7,101,549	$10,027,105

Weighted average common shares outstanding:
Basic	32,989,283	18,159,147	33,000,108	18,159,147
Diluted	34,109,190	24,218,617	34,327,527	24,203,713

Net income per share – basic
Income from continuing operations	$0.18	$0.18	$0.22	$0.54
Income from discontinued operations	-	-	-	0.01
Net income	$0.18	$0.18	$0.22	$0.55

Net income per share – diluted
Income from continuing operations	$0.18	$0.16	$0.21	$0.44
Income from discontinued operations	-	-	-	0.01
Net income	$0.18	$0.16	$0.21	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the six month period ended June 30, 2008 and 2007 (unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
Common Stock:
Balance, beginning of the period	$33,750	$18,159
Issuance of common stock	2,591	-
Balance, end of period	$36,341	$18,159

Additional Paid-in-capital:
Balance, beginning of the period	$62,345,087	$348,256
Issuance of warrants	-	1,134,615
Beneficial conversion features of debentures	-	1,134,657
Stock based compensation	2,771,489	735,640
Additional paid-in-capital	1,496,193	-
Balance, end of period	$66,612,769	$3,353,168

Retained earnings (Deficit):
Balance, beginning of the period	$(1,469,905)	$20,657,744
Distributions	-	(22,608,927)
Net income	7,101,549	10,027,105
Balance, end of period	$5,631,644	$8,075,922

Treasury Stock:
Balance, beginning of the period	$-	$-
Purchases	(988,831)	-
Balance, end of period	$(988,831)	$-

Accumulated other comprehensive (loss) income:
Balance, beginning of the period	$(140,757)	$1,001,664
Reclassification adjustment for unrealized gains (losses) on investments	140,757	(1,001,664)
Balance, end of period	$-	$-

Total Shareholders’ Equity	$71,291,923	$11,447,249

Comprehensive Income:
Net income	$7,101,549	$10,027,105
Other comprehensive income (loss)	140,757	(1,001,664)
Total comprehensive income	$7,242,306	$9,025,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

     RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2008 and 2007 (unaudited)

	For The Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,101,549	$10,027,105
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations	-	(142,610)
Depreciation and amortization	453,875	324,813
Cash and cash equivalent segregated and on deposit for regulatory purposes or deposited with
clearing and depository organizations	(2,446,695)
Stock based compensation	2,771,489	735,640
Realized loss (gain) on available for sale investments	140,758	(1,001,664)
Impairment of goodwill	1,065,000	-
Interest (amortization of debt discount and deferred financing costs)	-	792,861
Deferred taxes, net	4,879,016	(327,100)
Changes in operating assets and liabilities:
Financial instruments owned at fair value	(19,934,408)	993,240
Private placement and other fees receivable	(1,337,314)	(3,324,709)

Due from clearing broker	(1,297,885)	(3,416,280)

Prepaid expenses	(81,622)	(340,130)
Other assets	(3,234,405)	(2,368)
Financial instruments sold not yet purchased, at fair value	1,114,410	-
Accrued compensation payable	3,026,517	6,842,087
Accounts payable and accrued expenses	(344,055)	(435,290)
Due to affiliate	(53,057)	-
Income taxes payable	(48,067)	113,283
Conferences deposits	403,362	148,391
Net cash (used in) provided by operating activities	(7,821,532)	10,987,269

Cash flows from investing activities
Purchases of property and equipment	(254,005)	(89,284)
Acquisition of Miller & Mathis LLC	(4,508,065)	-
Purchases of trademark	(7,875)	-
Acquisition of COSCO Capital Management LLC	(6,947,309)	-
Purchase of customer relationship intangible asset	(5,000,000)	-
Net cash used in investing activities	(16,717,254)	(89,284)

Cash provided by (used in) financing activities
Proceeds from issuance of senior convertible debentures and warrants	-	20,000,000
Deferred financing costs	-	(1,070,039)
Purchase of treasury stock	(988,831)	-
Distributions to members	(1,440,000)	(12,475,000)
Net cash (used in) provided by financing activities	(2,428,831)	6,454,961

Net (decrease) increase in cash and cash equivalents	(26,967,617)	17,352,946
Cash and cash equivalents – beginning of period	54,834,189	10,386,868

Cash and cash equivalents – end of period	$27,866,572	$27,739,814

Supplemental disclosures of cash flow information
Income taxes paid	$175,000	$520,947

Non-cash investing and financing activities
Distribution of beneficial interest in securities	$-	$10,133,927
Accrued liabilities related to the Acquisitions of Miller Mathis and COSCO	$4,950,000	$-
Additional paid-in-capital related to acquisition of COSCO	$1,497,663	$-
Issuance of restricted stock to former equity holders of COSCO	$1,121	$-
Issuance of restricted stock to employees	$1,470	$-

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

Miller Mathis & Co., LLC Acquisition

     On March 24, 2008, the Company acquired Miller Mathis & Co., LLC (“Miller Mathis”), a leading independent mergers and acquisition advisor to the global steel industry. Miller Mathis, which is based in New York City, has retained its brand name and will continue to be led by its co-founder, Robert Miller, as a subsidiary of the Company. The total fixed consideration for the acquisition was $7.3 million, with $4.4 million paid in cash at closing, and the balance payable in on the first anniversary of the closing date. The Company, at its election, may pay up to $2.5 million of the deferred consideration in cash or common stock. Up to an additional $2.1 million of purchase price is payable in cash or common stock, or a combination thereof, on the second anniversary of the closing date, upon the achievement of significant growth targets. The Company recorded $7.5 million of goodwill as a result of this acquisition. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further explanation.

     The allocation of the purchase price is preliminary and estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and goodwill.

COSCO Capital Management, LLC Acquisition

     On June 2, 2008, the Company consummated the acquisition of all the operating assets of COSCO Capital Management LLC, COSCO Capital Texas LP and Private Energy Securities, Inc. (collectively, “COSCO”), related companies that provide investment banking services to the oil and gas sectors, principally in the United States and Canada.

     Under the terms of the acquisition agreement, the fixed purchase price was $10.1 million, $8.1 million of which was paid at closing by the delivery of $6.1 million in cash and 1,121,138 shares of restricted common stock of Rodman valued at $2.0 million. The $2.0 million balance of the fixed purchase price is payable over the two year period following the closing. Additionally, Rodman will pay (a) up to a maximum of $4.0 million over the 21 month period following the closing in respect of certain revenue earned, but not yet received, under contracts being acquired, and (b) certain other incremental payments based upon the acquired business achieving performance targets during the two year period following the closing.

     The acquisition of COSCO was accounted for using the purchase method under FASB No. 141, “Business Combinations,” and FASB No. 142, “Goodwill and other intangible assets”. The Company’s consolidated statements of financial condition at June 30, 2008 include the accounts of COSCO Capital Management LLC, COSCO Capital Texas LP and Private Energy Securities, Inc.

     The Company recorded $9.8 million of goodwill as a result of this acquisition. In addition, the acquisition of COSCO contained a 21 month contingency for additional contingent consideration to the selling shareholders, based on future revenues. This additional consideration will be paid in a mix of cash and equity annually. For the quarter ended June 30, 2008, the Company recorded an addition of $0.6 million of goodwill related to additional contingent consideration. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further explanation.

     The allocation of the purchase price is preliminary and estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and goodwill.

     The following table summarizes the amounts of the assets acquired and liabilities assumed, recognized at the acquisition date:

ASSETS ACQUIRED
Cash and cash equivalents	$99,190
Account receivable and other current assets	109,536
Fixed assets	72,551
Total Assets Acquired	$281,277

LIABILITIES ASSUMED
Accounts payable and other current liabilities	129,118
Net Assets Acquired	$152,159

     The results of COSCO revenue and earnings included in the Company’s consolidated statements of operations for the six months ended June 30, 2008 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2008, or January 1, 2007 are:

	Revenue	Earnings
Actual from January 1, 2008 – June 30, 2008	$44,713,072	$7,101,549
Supplemental pro forma from January 1, 2008 – June 30, 2008	$46,696,612	$7,370,365
Supplemental pro forma from January 1, 2007 – June 30, 2007	$50,754,949	$12,636,982

     The results of COSCO earning per share included in the Company ‘s earning per share for the six months ended June 30, 2008 and June 30, 2007 of the combined entity had the acquisition date been January 1, 2008, or January 1, 2007 are:

      Earning per share for the six months ended June 30, 2007:

            Basic - $0.68

            Diluted - $0.51

      Earning per share for the six months ended June 30, 2008:

            Basic - $0.22

            Diluted - $0.21

Aceras Partners LLC Formation

     On May 12, 2008, the Company formed Aceras BioMedical LLC (“Aceras BioMedical”), a joint venture through which the Company, in partnership with Aceras Partners, LLC (“Aceras Partners”), will make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company has formed a new wholly-owned subsidiary, Rodman Principal Investments, LLC (“RPI”), which will hold a 50% stake in Aceras BioMedical and will going forward serve as the holding vehicle for all of the Company’s principal-related businesses. RPI has made an initial investment commitment to Aceras BioMedical of up to $30 million over five years to fund operations and the joint venture’s principal investments in life science companies. RPI will have a 50% economic interest in all investments made by Aceras.

     Under the provisions of FIN 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”), as revised, the Company determined that Aceras Partners meets the definition of a variable interest entity (“VIE”). See Note 2 of Notes to Condensed Consolidated Financial Statements, Principles of Consolidation, for further explanation. The Company is the primary beneficiary of Aceras Partners.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, the changes in stockholders’ equity and comprehensive income for the six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2008.

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

Earnings Per Share

     The Company computes earnings per share (“EPS”) in accordance with FASB No. 128, Earnings per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, which includes restricted stock and restricted stock units (“RSUs”) for which service has been provided. Diluted EPS includes the components of basic EPS and also includes the dilutive effects of restricted stock and RSUs for which service has not yet been provided and employee stock options.

     The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the three and six month periods ended June 30, 2008 and 2007:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2008	2007	2008	2007

Common shares outstanding, basic	32,989,283	18,159,547	33,000,108	18,159,547
Common shares upon exercise of options	195,186	528,838	197,647	513,934
Common shares upon exercise of warrants	-	130,017	-	130,017
Common shares upon vesting of non-vested shares	-	-	205,051	-
Common shares upon vesting of non-vested RSU’s	924,721	-	924,721	-
Conversion of senior convertible debentures to common shares	-	5,400,215	-	5,400,215
Weighted average number of common shares outstanding, diluted	34,109,190	24,218,617	34,327,527	24,203,713

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Reclassifications

     Certain reclassifications have been made to previously reported balances to conform to the current presentation.

     Starting in 2008, the Company’s majority ownership interest in certain public “shell” companies (“shells”) is classified on the Condensed Consolidated Statements of Financial Condition as Financial instruments owned, at fair value, rather than goodwill. The Company’s investment in these shells is recorded as a component of financial instruments owned at fair value in accordance with the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. The Company believes that industry practice is not to consolidate majority-owned investee companies because control of such companies is likely to be temporary, particular where, as here, the investment is made with the intent to sell in a relatively short period of time, typically in connection with a reverse merger or similar transaction in which we have been retained as agent or advisor. This reclassification had the effect of reducing goodwill and increasing financial instruments owned at fair value by $1.0 million. The amounts involved are immaterial to the Condensed Consolidated Financial Statements.

     Starting in 2008, syndicate expenses associated with investment banking transactions are recorded net of revenue rather than as a component of expense in accordance with the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. This reclassification had the effect of reducing investment banking revenues and reducing professional and consulting fees by $0.2 million, $0.3 million, $0.3 million and $0.9 million for the three and six month periods ended June 30, 2008 and 2007, respectively.

     Principles of Consolidation

     The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock and has control except, as previously described, with regard to our ownership interest in shells. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), as revised, the Company consolidates entities which lack characteristics of an operating entity or business for which we are the primary beneficiary. Under FIN 46(R), the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied. In situations where we have significant influence but not control of an entity that does not qualify as a variable interest entity, we apply fair value accounting. As of June 30, 2008, the assets and liabilities held by VIEs which the Company consolidated were immaterial.

     All material intercompany accounts and transactions are eliminated in consolidation.

     Financial Instruments at Fair Value

     The Company adopted FASB 157, Fair Value Measurements, as of January 1, 2008. FASB 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. FASB 157 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date.” Additionally, FASB 157 disallows the use of block discounts on positions traded in an active market and nullifies certain guidance in Emerging Issues Task Force No. 02-3 regarding the recognition of inception gains on certain derivative transactions. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a complete discussion of FASB 157.

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

     Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying Consolidated Statements of Operations. Equity interests in certain private equity securities and limited partnership interests are reflected in the Consolidated Financial Statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents our best estimate of exit price as used in FASB 157. Generally, the carrying values of these securities will be increased based on company performance in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices.

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

     Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are warrants and convertible notes received in conjunction with our investment banking activities, private equity securities and limited partnership interests.

     Value of Underwriter and Placement Agent Warrants

     As a part of the Company’s compensation for its activities as underwriter or placement agent, it may receive warrants exercisable to purchase securities similar to those that are offered and sold in the financing transaction. The adoption of FASB 157 and recent dynamic market conditions prompted the Company to undertake a comprehensive review of its fair value accounting polices. Upon completion of this review, management determined that the Company’s warrants should be valued using the Black-Scholes Option Pricing Model (“Black-Scholes”), rather than a fair value model based on historical entity specific criteria. Management concluded that Black-Scholes provides a measurement tool that is consistent with the definition of “fair value” in accordance with FASB 157. The model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and price volatility. When the Company initially receives a new warrant in connection with, or prior to an initial public offering, its calculated volatility factor is based on the volatility of an index of comparable companies, since there is no price history for new publicly traded or private companies. As each warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. Management cannot assure that it ultimately will be able to liquidate any of the Company’s warrants in a way that will realize the value attributed to the warrants in the financial statements through the application of Black-Scholes.

     The change in estimate was being implemented in the first quarter of 2008. The impact as a result of the change will be accounted for on a prospective basis in accordance with FASB 154, “Accounting Changes and Error Corrections.” As a result of our change in this valuation technique, we recorded additional principal transaction revenue and investment banking revenue of $9.2 million and $1.5 million, respectively, during the first quarter of 2008.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Short Sales

     Beginning the second quarter the Company engaged in “short sales” through a third party managed fund in order to hedge the market risk associated with its warrant portfolio. Short selling is the practice of selling securities that are borrowed from a third party. The Company is required to return securities equivalent to those borrowed for the short sale at its prime broker’s demand. Pending the return of such securities, the Company deposits with the prime broker as collateral the proceeds of the short sale plus additional cash. The amount of the required deposit, which earns interest, is adjusted periodically to reflect any change in the market price of the securities that the Company is required to return to the prime broker. As of June 30, 2008, short sales were collateralized by $1.5 million of cash and cash equivalents based on the requirements of the prime broker.

     Revenue Recognition

     Investment Banking. Underwriting and placement agent revenues and fees from mergers and acquisitions and other financial advisory assignments are recognized in the Condensed Consolidated Statements of Operations when the services related to the underlying transaction are completed under the terms of the engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Underwriting and placement agent revenues are presented net of related expenses.

     When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments, in accordance with EITF 00-8, “Accounting by a Grantee for an Equity Instrument to be received in Conjunction with Providing Goods or Services.” Revenue from the receipt of warrants is recognized on the date the warrants are received based on the estimated fair value of the securities received as estimated using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the three and six months ended June 30, 2008:

	For the three months ended	For the six months ended
	June 30, 2008	June 30, 2008

Private placement – cash fees	$11,702,155	$18,291,348
Private placement – warrant and note fees	7,981,015	9,465,644
Advisory – cash fees	1,483,393	2,212,265
Underwriting – cash fees	1,116,482	1,215,964
Total investment banking revenue	$22,283,045	$31,185,221

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

     Goodwill and other intangible assets

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

     Customer relationship assets with finite lives are amortized over their expected useful lives, which approximates three years.

     Income Taxes

     Income tax expense was $4,161,544 and $5,148,829 for the three and six months ended June 30, 2008, respectively, which equals an effective tax rate of 40.9% for the 3 months ended and 42.0% for the six months ended, compared to tax expense of $391,184 and $351,865 for the three and six months ended June 30, 2007, respectively.

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

     Subsequent to the Exchange, the Company is subject to Federal and state corporate income taxes and an appropriate provision has been made based upon a projected 2008 annual effective tax rate of approximately 41.2% .

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

     Financial instruments sold but not yet purchased commit the Broker-Dealer to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, the Broker-Dealer must acquire the financial instruments at market prices, which may exceed the values reflected on the Condensed Consolidated Statements of Financial Condition.

     The Company maintains cash with major financial institutions. Cash is insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. The uninsured cash bank balances were approximately $20.4 million at June 30, 2008. The Company does not believe that it is exposed to any significant credit risks for cash.

     Forgivable Loans

     During the quarter ended June 30, 2008, the Company issued $3.1 million of forgivable loans as a retention vehicle to certain new employees. These notes are subject to a substantive service requirement by the employee and are amortized over a three year service period on a straight-line basis. As of June 30, 2008, the balance of the notes was $3.0 million which is included in other assets on the Condensed Consolidated Statements of Financial Condition. The Company recorded $0.1 million of compensation expense during the quarter ended June 30, 2008 related to the amortization of these forgivable loans.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - Recent Accounting Pronouncements

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

     FASB 160. In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). FASB 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the Consolidated Financial Statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will adopt FASB 160 effective January 1, 2009. The Company is currently evaluating the impact of FASB 160 on our consolidated financial statements.

     FASB 161. In March 2008, the FASB issued FASB 161, Disclosures about Derivative Instruments and Hedging Activities (“FASB 161”). FASB 161 amends and expands the disclosure requirements of FASB 133, Accounting for Derivative Instruments and Hedging Activities , and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. FASB 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of FASB 160 on our consolidated financial statements.

     FASB 162. In May 2008, the FASB issued FASB 162, The Hierarchy of Generally Accepted Accounting Principles (“FASB 162”). FASB 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within FASB 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS 69”). FASB 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 will not have a material effect on the Consolidated Financial Statements because the Company has utilized the guidance within SAS 69.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - Financial instruments, at fair value

      The following is a summary of the fair value of financial instruments owned and sold, not yet purchased:

	June 30, 2008
		Financial
	Financial	Instruments
	Instruments	Sold, Not Yet
	Owned	Purchased

Securities	$4,686,182	$1,262,073
Derivatives	18,906,957	-
Investment in private securities	627,309	-
Investments in shells	1,823,826	-
Loans and loan commitments	477,500	-
Investments at fair value	2,424,040	-
	$28,945,814	$1,262,073

      The following is a summary of our financial assets and liabilities that are accounted for at fair value as of June 30, 2008 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Financial instruments owned:
Securities	$2,439,040	$-	$2,874,451	$5,313,491
Derivatives	-	-	18,906,957	18,906,957
Investments in shells	-	-	1,823,826	1,823,826
Loans and loan commitments	-	-	477,500	477,500
Other investments	-	-	2,424,040	2,424,040
Total financial instruments owned	$2,439,040	$-	$26,506,774	$28,945,814

Liabilities:
Financial instruments sold, not yet purchased
	$1,262,073	$-	$-	$1,262,073
Total financial instruments sold, not yet purchased	$1,262,073	$-	$-	$1,262,073

      The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the six months ended June 30, 2008:

	Derivatives Instruments	Non-Derivatives
	Assets	Assets

Balance, January 1, 2008	$2,083,469	$5,807,096
Received/ issuances	8,191,584	1,454,060
Realized and unrealized gain (loss) (1)	8,631,904	338,661
Balance, June 30, 2008	$18,906,957	$7,599,817
Change in unrealized gains/losses relating to instruments
still held at June 30, 2008	$8,631,904	$139,232

(1) Realized and unrealized gains/ losses are reported in principal transactions in the Condensed Consolidated Statements of Earnings

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

     The Company’s ownership interest in the capital of RROF reflected a 7.34% interest as of December 31, 2007. Effective December 1, 2007, the Company had no significant influence over the entity’s partnership operating and financial policies and is accounting for its interest on the equity method of accounting in accordance with EITF D-46. As of June 30, 2008, the investment in RROF was $279,046 and, such amount is included in financial instruments as other investment at fair value in the accompanying Consolidated Statement of Financial Condition (see Note 4).

     The results of the discontinued operations for the three and six months ended June 30, 2007 are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Principal transactions	$(315,821)	$479,560
Interest and other income	(63,905)	(52,965)
	(379,726)	426,595
Operating expenses	51,402	(20,680)
Operating income	(328,324)	405,915
Income taxes benefit	20,832	14,085
Minority interest	288,162	(277,390)
Net income	$19,330	$142,610

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – Goodwill and other intangible assets

     Starting in 2008, the Company included its majority ownership interest in public shell companies is classified on the Condensed Consolidated Statements of Financial Condition as Financial instruments owned, at fair value, rather than goodwill, in accordance with the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. The Company believes that industry practice is not to consolidate majority-owned investee companies because control of such companies is likely to be temporary. The Company’s investment in these public shells is made with the intent to sell in a relatively short period of time, typically in connection with a reverse merger or similar transaction in which we have been retained as agent or advisor. The reclassification of our ownership in public shells had the effect of reducing goodwill by $984,690 and increasing financial instruments owned at fair value by $984,690. The amounts involved are immaterial to the Condensed Consolidated Financial Statements.

     In accordance with FASB 142, Goodwill and Other Intangible Assets, goodwill is not amortized; instead, it is reviewed, on at least an annual basis, for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the fourth quarter or at the time of a triggering event requiring re-evaluation, if one were to occur. In light of recent economic conditions, management performed a goodwill impairment test during the first quarter of 2008, which resulted in the recognition of an impairment charge of $1.1 million. The Company recognized an impairment charge of $250,000 and $815,000 related to its R&R TechBio, LLC and Techvest, LLC subsidiaries, respectively.

     On March 24, 2008, the Company acquired a 100% ownership interest in Miller Mathis & Co., LLC. The purchase price for the interest was $7.3 million. The total fixed consideration for the acquisition is $7.3 million, with $4.4 million paid in cash at the closing, and the balance payable in one year. The total amount of the purchase price of $7.3 million and the legal expenses associated with the acquisition of $158,065 was determined to be in excess of the value of the underlying assets acquired and was classified as $7.5 million goodwill. The allocation of the purchase price is preliminary and estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and goodwill.

     On June 2, 2008, the Company acquired all the operating assets of COSCO Capital Management LLC, COSCO Capital Texas LP and Private Energy Securities, Inc. (collectively, “COSCO”), related companies that provide investment banking services to the oil and gas sectors, principally in the United States and Canada. Under the terms of the acquisition agreement, the fixed purchase price is $10.1 million, $8.1 million of which was paid at closing by the delivery of $6.1 million in cash and 1,121,138 shares of restricted common stock of the Company valued at $2.0 million. The $2.0 million balance of the fixed purchase price is payable over the two year period following the Closing Date. On June 2, 2008 the Company recorded $9.8 million of goodwill which includes the total amount of the purchase price less a 26% discount due to a six-month selling restriction on the restricted shares using a protective put model and $0.2 million of legal and accounting fees associated with the acquisition. In addition, from June 2, 2008 to June 30, 2008, the Company recorded additional contingent consideration under the terms of the purchase agreement of $0.6 million payable in cash and common stock. The allocation of the purchase price is preliminary and estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and goodwill.

     On June 2, 2008, the Company acquired a customer relationship intangible asset for a total cash payment of $5.0 million. The Company will amortize this customer relationship intangible asset over the expected useful life of three years using the straight line method.

     On June 23, 2008 the Company purchased the “RODM” trademark for a cash payment of $7,875. The trademark will not be amortized until its useful life is no longer indefinite and will be tested for impairment if necessary in accordance with FASB 142.

     The following table represents a summary of the changes to goodwill and other intangible assets since January 1, 2007:

		Customer
	Goodwill	Relationship	Trademark	Total

Balance, January 1, 2007	$1,938,714	$-	$-	$1,938,714
Additions	486,693	-	-	486,693
Reclassification of shells	(984,690)	-	-	(984,690)
Write-off	(375,717)	-	-	(375,717)
Balance, December 31, 2007	1,065,000	-	-	1,065,000
Additions	17,904,158	5,000,000	7,875	22,912,033
Write-off	(1,065,000)	-	-	(1,065,000)
Amortization	-	(173,993)	-	(173,993)
Balance, June 30, 2008	$17,904,158	$4,826,007	$7,875	$22,738,040

     RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - Commitments and Contingencies

     Lease Commitments

     In June 1, 2008, the Company entered into a new lease agreement for approximately 40,300 square feet of office space on the 20th floor at 1251 Avenue of the Americas, New York, NY for a term which commenced in May 2008 and ends in October 2013. The monthly rental fee is $251,875, with the first monthly lease payment due six months after the lease commencement date. The monthly rent expense will be $228,625.

     Letter of Credit

     In connection with the lease for the 20th floor at 1251 Avenue of the Americas, New York, NY the Company issued a letter of credit in favor of the landlord in the sum of $755,625, as a security deposit. The letter of credit expires on February 2009 but is subject to automatic extension.

     Aceras Partners

     The Company, through RPI, has made an initial investment commitment to Aceras Partners of up to $30 million over five years to fund operations and the joint venture’s principal investments in life science companies.

     Litigation

     During the year ended December 31, 2006, as a result of actions taken by a former employee against the Company, the Company filed a proceeding against the former employee with FINRA and the United States District Court for the Southern District of New York (“SDNY”), in which it alleged various claims against the employee including but not limited to; trademark infringement and dilution, cyber-squatting, cyber-piracy, defamation and tortuous interference with business relations. In connection with each of these actions, the Company is seeking compensatory and punitive damages of approximately $75 million. In response to these actions filed against the former employee by the Company, the employee filed counterclaims with the SDNY seeking compensatory and punitive damages of approximately $3 million against the Company for breach of contract, defamation and declaratory relief. The Company is not in a position to predict or assess the likely outcome of these proceedings, nor is it in a position to estimate the range of any potential loss. As of June 30, 2008, there have been no material developments with respect to the litigation.

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

     At June 30, 2008, the Broker-Dealer had net capital of $5,586,327, which was $5,336,327 in excess of its required net capital of $250,000.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED

NOTE 9 - Income Taxes

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

     From May 23 through June 2, 2008, the Company granted to certain new employees a total of 3,252,338 of performance and service based restricted stock units in two tranches. In the first tranche, the Company granted 2,877,338 RSU’s which vest over a 20 month period; in the second tranche, the Company granted 375,000 of RSU’s which vest over a 27 month period. Both series are not sellable until August 2010. The fair value of these RSU’s is net of a 52% discount for lack of marketability based on a protective put method model.

     The Company recorded $1,532,726, $449,112, $2,771,489 and $735,640 of stock-based compensation for the three and six month periods ended June 30, 2008 and 2007, respectively. The unamortized deferred stock-based compensation balance as of June 30, 2008 was $10,919,176 and will be fully amortized through 2011.

As of June 30, 2008, there was $8,383,085 of total unrecognized compensation cost related to non vested share based awards, which is expected to be recognized over a remaining weight-average vesting period of approximately 2.3 years.

     There were no option grants in the first six months of 2008. A summary of options (with retroactive effect given for the Exchange) outstanding as of June 30, 2008 is as follows:

Stock Options			Weighted	Weighted
		Weighted	Average	Average
	Number	Average	Grant	Remaining	Aggregate
	of	Exercise	Date	Contractual	Intrinsic
	Options	Price	Fair Value	Life	Value

Outstanding at December 31, 2007	6,088,072	$3.91	$1.04
Granted	--	--	--
Exercised,	--	--	--
Forfeited	--	--	--
Outstanding at June 30, 2008	6,088,072	$3.91	$1.04	4.7 Years	$537,107
Exercisable at June 30, 2008	3,382,347	$3.55	$0.82	4.3 Years	$537,107

     Total compensation cost associated with stock option was $610,798 and $1,331,852 for the three and six months ended June 30, 2008, respectively.

The following tables detail the activity of restricted stock:

Restricted Stock		Weighted
		Average
	Number	Grant
	of	Date
	Shares	Fair Value

Balance at December 31, 2007	750,000	$5.00
Granted	1,470,238	2.27
Forfeited	--	--
Vested	(132,341)	2.28
Balance at June 30, 2008	2,087,897	$3.25

     Total compensation cost associated with restricted stock was $765,529 and $1,285,866 for the three and six months ended June 30, 2008, respectively.

Restricted Stock Units		Weighted
Average
	Number	Grant
	of	Date
	Shares	Fair Value

Balance at December 31, 2007	--	$--
Granted	3,252,338	0.98
Forfeited	--	--
Vested	--	--
Balance at June 30, 2008	3,252,338	$0.98

     Total compensation cost associated with RSU was $153,771 for the three and six months ended June 30, 2008.

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

     Our activities as an investment banking firm constitute a single business segment, with the following principal sources of revenue:

☐ investment banking fees, which are derived from corporate finance activities and strategic advisory services;

☐ realized and unrealized gains with respect to securities held for our own account;

☐ commissions on sales and trading activities;

☐ conference fees; and

☐ other miscellaneous sources of revenues, such as interest.

     Although, we have multiple sources of revenue, most of our revenue is derived from our investment banking services and consist of private placement, underwriting and strategic advisory fees earned upon the successful completion of financing or other types of corporate transactions, such as mergers, acquisitions and dispositions. We do not separately prepare report or analyze financial data or operating results, such as operating expenses, profit and loss or assets, for our various operating units. For example, our sales and trading unit generates commission revenues and incurs various expenses specifically related to its activities, such as execution and clearing charges. Similarly, our life science conferences generate fees from attendees and presenters but also have expenses related to facility usage, food and beverage, and entertainment.

Business Environment

     Market conditions and valuations for companies in the life science sector and other sectors in which we are active, as well as general market conditions, can materially affect our financial performance. Declining valuations in various sectors, notably the life science sector, unprecedented volatility and lack of liquidity in certain sectors of the capital markets, as well as a slowing of economic growth generally has led to declines in financing activity, smaller financing transactions, and a resulting decline in revenue from prior periods. It is not possible to predict whether, and to what degree, these conditions will continue, abate, or reverse, and capital markets activity for 2008 in unlikely to match the level of activity of 2007. In addition, the nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year-to-year and quarter-to-quarter depending on whether and when transactions are completed and the number, size and type of transactions completed.

Critical Accounting Policies

     The Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and related notes. Actual results can and will differ from estimates. These differences could be material to the financial statements.

     We believe our application of accounting policies and the estimates required therein are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, actual results have not differed materially from those determined using necessary estimates.

     Our management believes that our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most difficult, subjective or complex judgments) are our valuation of financial instruments, impairment of goodwill assessment and our use of estimates related to compensation and benefits during the year.

Valuation of Financial Instruments

     Our financial instruments are recorded at fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The use of fair value to measure financial instruments is fundamental to our financial statements and is our most critical accounting policy. Unrealized gains or losses are generally recognized in principal transactions in our Condensed Consolidated Statements of Operations. Financial instruments are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.

We adopted FASB 157 and FASB 159 as of the beginning of 2008. See Notes 2 and 4 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on FASB 157 and FASB 159, including the impact of adoption.

Compensation and Benefits

     The use of estimates is important in determining compensation and benefits expenses for interim and year end periods. A substantial portion of our compensation and benefits represents discretionary bonuses, which are finalized at mid-year and year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix and our use of equity-based compensation programs. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to net revenues earned or expected with confidence. Consequently, we generally accrue interim compensation and benefits based on annual targeted compensation amounts and interim revenues received.

Goodwill Impairment

     At least annually, we are required to assess whether goodwill has been impaired. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether an impairment charge is recorded and the magnitude of such a charge. We completed our last impairment test on goodwill as of March 31, 2008 when we recognized an impairment charge of $1.1 million related to our R&R TechBio, LLC and Techvest, LLC subsidiaries. The remaining goodwill after certain reclassifications and the impairment charge amounts to $17.9 million as of June 30, 2008 related solely to our acquisition of Miller Mathis & Co., LLC on March 24, 2008 and COSCO on June 2, 2008.

Results of Operations

     The following table sets forth the results of operations for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended
	June 30,
	2008		2007
		% of net		% of net
Revenues:		Revenue		Revenue
Investment banking	$22,283,045		$24,142,483
Principal transactions	4,439,738		(442,109)
Commissions	1,735,089		1,606,368
Conference fees	842,865		719,009
Interest and other income	231,323		285,226
Total revenues	$29,532,060		$26,310,977

Operating expenses:
Employee compensation and benefits	12,504,456	42.3%	16,385,545	62.3%
Other employee benefits	139,311	0.5%	107,453	0.4%
Conference fees	2,293,056	7.8%	1,968,861	7.5%
Broker dealer commissions	67,255	0.2%	52,736	0.4%
Professional and consulting fees	1,275,633	4.3%	1,968,861	5.0%
Business development	829,589	2.8%	848,935	3.2%
Communication and market research	603,451	2.0%	491,246	1.9%
Office	115,538	0.4%	207,928	0.8%
Occupancy and equipment rentals	587,293	2.0%	307,718	1.2%
Clearance and execution charges	146,733	0.5%	47,027	0.2%
Depreciation and amortization	316,617	1.1%	162,318	0.6%
Other	487,477	1.7%	203,258	0.8%
Total operating expenses	19,366,410	65.6%	22,099,574	84.0%

Operating income	10,165,650	34.4%	4,211,403	16.0%

Interest expenses	-		594,646
Income from continuing operations before income taxes	10,165,650		3,616,757

Income tax expense	(4,161,544)		(391,184)
Income from continuing operations	6,004,106		3,225,573
Income(loss) from discontinued operations	-		(19,330)
Net income	$6,004,106		$3,206,243

     Our net income for the three months ended June 30, 2008 and 2007 included the following non-cash items:

	Three Months Ended
	June 30, 2008	June 30, 2007

Stock-based compensation	$1,532,726	$449,112
Depreciation and amortization	316,617	162,318
Total	$1,849,343	$611,430

Total Revenues

     We operate our business as a single segment. However, we derive revenues from two primary sources — investment banking and sales and trading.

     Total revenue for the three months ended June 30, 2008 was $29.5 million, representing an increase of 12.2% from $26.3 million in the comparable period of 2007. The increase was primarily due to a $4.9 million increase in principal transactions revenues, partially offset by a $1.9 million, or a 7.7%, decrease in investment banking revenues.

Investment Banking Revenue

     Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30, 2008	June 30, 2007
Revenue:
Private placement and underwriting	$20,799,587	$21,891,991
Financial advisory	1,483,458	2,250,492
Total investment banking revenue	$22,283,045	$24,142,483

Transactions Volumes:
Private placement and underwriting
Capital raised	$316,468,648	$746,878,307
Number of transactions	14	25

     Investment banking revenue was $22.3 million for the three months ended on June 30, 2008, which included $8.0 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $24.1 million in the comparable period of 2007:

  Private placement and underwriting revenue for the quarter was $20.8 million, including $8.0 million of fair value related to warrants received, compared to $21.9 million in the comparable period of 2007. During the 2008 period, the Company completed 14 financing transactions with an average transaction size of $22.6 million.
  Strategic advisory fees for the three months ended June 30, 2008 were $1.5 million, compared to $2.3 million for the first quarter of 2007.

Sales and Trading

     Commissions - Commissions revenues increased by $0.1 million, or 8.0%, to $1.7 million for the three months ended June 30, 2008, compared with $1.6 million for the three months ended June 30, 2007.

     Principal Transactions - Principal transactions revenue increased $4.8 million to $4.4 million for the three months ended June 30, 2008 compared with a loss of $0.4 million for the three months ended June 30, 2007. The increase was primarily attributable to an unrealized gain in a single financial instrument obtained through an investment banking transaction during the second quarter of 2008.

Compensation and Benefits

     Compensation and benefits decreased $3.9 million, or 23.8%, the ratio of compensation to net revenues was 42.3% for three months ended at June 30, 2008 as compared to 62.3% for comparable period of 2007. The decrease in compensation and benefits is attributed to: (1) a migration from a fixed compensation structure to a variable compensation structure during the second quarter of 2008 whereby certain senior bankers are subject to draws rather than fixed salaries; (2) limitations on the granting of sign-on and guaranteed payments not based on service and performance; and (3) reduction in pay-out on non-cash based revenue.

Non-Compensation Expenses

     Non-compensation expense was $6.7 million for the three months ended June 30, 2008 versus $5.6 million for the prior year period, or 22.7% of net revenues for the 2008 period versus 21.3% of net revenues for the comparable period of 2007. Non-personnel expenses increased due to: (1) increases in conferences expenses due the expansion of our Monaco Global Healthcare Conference and increased exchange ratio between the EURO and the U.S. dollar; (2) increases in rental expenses due to the expansion of our platform and headcount; and (3) an increase in amortization expenses due to customer relationship intangible assets which the company purchased during second quarter of 2008.

     The following table sets forth the results of operations for the six months ended June 30, 2008 and 2007:

	For the six Months Ended
	June 30,
	2008		2007
		% of net		% of net
Revenues:		Revenue		Revenue
Investment banking	$31,185,221		$38,492,653
Principal transactions	8,781,438		2,737,057
Commissions	3,298,454		3,606,237
Conference fees	842,865		719,009
Interest and other income	605,094		378,747
Total revenues	$44,713,072		$45,933,703

Operating expenses:
Employee compensation and benefits	20,755,682	46.4%	26,421,709	57.5%
Other employee benefits	250,032	0.6%	201,093	0.4%
Conference fees	2,601,902	5.8%	2,144,492	4.7%
Broker dealer commissions	160,201	0.4%	96,624	0.2%
Professional and consulting fees	2,224,172	5.0%	1,831,524	4.0%
Business development	1,641,176	3.7%	1,433,545	3.1%
Communication and market research	1,163,578	2.6%	889,407	1.9%
Office	240,955	0.5%	401,879	0.9%
Occupancy and equipment rentals	905,288	2.0%	605,398	1.3%
Clearance and execution charges	223,587	0.5%	97,850	0.2%
Depreciation and amortization	453,855	1.0%	324,813	0.7%
Impairment of goodwill	1,065,000	2.4%	-	-
Other	777,265	1.7%	456,148	1.0%
Total operating expenses	32,462,694	72.6%	34,904,482	76.0%

Operating income	12,250,378	27.4%	11,029,221	24.0%

Interest expenses	-		792,861
Income from continuing operations before income taxes	12,250,378		10,236,360

Income tax expense	(5,148,829)		(351,865)
Income from continuing operations	7,101,549		9,884,495
Income(loss) from discontinued operations	-		142,610
Net income	$7,101,549		$10,027,105

     Our net income for the six months ended June 30, 2008 and 2007 included the following non-cash items:

	Six Months Ended
	June 30, 2008	June 30, 2007

Stock-based compensation	$2,771,489	$735,640
Depreciation and amortization	453,875	324,813
Impairment of goodwill	1,065,000	-
Total	$4,290,364	$1,060,453

Total Revenues

     We operate our business as a single segment. However, we derive revenues from two primary sources — investment banking and sales and trading.

     Total revenue for the six months ended June 30, 2008 was $44.7 million, representing a decrease of 2.6% from $45.9 million in the comparable six month period of 2007. The decrease was primarily due to a $7.3 million, or a 19.0%, decrease in investment banking revenues, partially offset by a $6.0 million increase in principal transaction revenues.

     Investment Banking Revenue

     Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue and transaction volumes from our investment banking activities for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30, 2008		June 30, 2007
Revenue:
Private placement and underwriting	$28,972,955		$35,705,432
Financial advisory	2,212,266		2,787,221
Total investment banking revenue	$31,185,221		$38,492,653

Transactions Volumes:
Private placement and underwriting
Capital raised	$457,383,181	(1)	$2,511,711,977
Number of transactions	27		41

(1) Includes capital raised as co-agent.

     Investment banking revenue was $31.2 million for the six months period ended June 30, 2008, which included $9.5 million of warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $38.5 million in comparable period of 2007:

  Private placement and underwriting revenue for the six month was $29.0 million, including $9.5 million of fair value related to warrants received, compared to $35.7 million in the comparable period of 2007. During the six month period ended June 30, 2008, the Company completed 27 financing transactions with an average transaction size of $16.9 million.
  Strategic advisory fees for the six months period of 2008 were $2.2 million, compared to $2.8 million for the comparable period of 2007.

Sales and Trading

     Commissions - Commissions revenues decreased $0.3 million, or 8.3%, to $3.3 million for the six months ended June 30, 2008, compared with $3.6 million for the six months ended June 30, 2007, with the difference primarily attributable to a large customer facilitation transaction that occurred in the first quarter of 2007.

     Principal Transactions - Principal transactions revenue increased $6.0 million to $8.8 million for the six months ended June 30, 2008 compared with revenue of $2.7 million for the six months ended June 30, 2007. The increase was primarily attributable to an unrealized gain in a single financial instrument obtained through an investment banking transaction during the 2nd quarter of 2008.

Compensation and Benefits

     Compensation and benefits decreased $5.7 million, or 21.4%, while net revenues decreased 1.2%for the first half of 2008. The ratio of compensation to net revenues was approximately 46.4% for 2008 period as compared to 57.5% for 2007 period. The decrease in compensation and benefits is attributed to: (1) a migration from a fixed compensation structure to a variable compensation structure during the second quarter of 2008 whereby certain senior bankers are subject to draws rather than fixed salaries; (2) limitations on the grant of sign-on and guaranteed payments not based on service and performance; and (3) reductions in the pay-outs on non-cash based revenue.

Non-Compensation Expenses

     Non-compensation expense was $11.5 million for the first six months of 2008 versus $8.3 million for the prior year period, or 25.7% of net revenues for the first six months of 2008 versus 18.1% of net revenues for the prior year period. Non-personnel expenses increased due to: (1) an impairment charge of $1.1 million related to our R&R TechBio, LLC and Techvest, LLC subsidiaries; (2) incremental public company costs including legal, accounting and auditing and other consulting fees; (3) recruiting expenses related to the hiring of senior level employees; (4) an increase in rental expenses due to expansion of our platform and headcount; (5) an increase in conferences expenses due to exchange ratio between the EURO and the U.S. dollar; and (6) an increase in amortization expenses due to customer relationship intangible assets which the Company purchased during second quarter of 2008.

Income Taxes

     Income tax expense were, respectively, $4.2 million and $5.1 million for the three and six months ended June 30, 2008. During the first half of 2008 we commenced an evaluation of our past state and local tax practices during which we determined that we should be incurring income taxes in the jurisdiction where the revenue is generated rather than the location of our employees. As a result of this state and local tax review, which we expect to complete during the third quarter of 2008, we have decreased our effective tax rate from 45% for the year ended 2007 to 42% for the first half of 2008.

Liquidity and Capital Resources

     We have historically satisfied our capital and liquidity requirements through cash generated internally from operations. In addition, in March 2007, we completed a $20 million private placement to accredited investors (the “Private Placement”), and in October 2007 we completed the Offering, which generated net proceeds of approximately $37.2 million.

     At June 30, 2008, we had liquid assets, consisting of cash and cash equivalents, cash segregated and due from clearing broker, of $31.1 million and working capital of $44.2 million. At December 31, 2007, we had liquid assets of $56.7 million and working capital of $58.6 million.

     The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, are generally paid semi-annually, although in some cases annually.

     As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the United States Securities and Exchange Commission (“SEC”) pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At June 30, 2008 and December 31, 2007, we had excess net capital of $5.3million and $9.0 million, respectively. Regulatory net capital requirements may change based on investment and underwriting activities.

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

Cash Flows

     For the six months ended June 30, 2008, we had a net decrease in cash and cash equivalents of $27.0 million. Operating activities used cash of $7.8 million; investing activities used cash of $16.8 million; and financing activities used cash of $2.4 million. The primary components of cash used by operating activities were: (a) an increase in financial instruments of $19.9 million; (b) an increased of $3.3 million in other assets; and (c) a $2.4 million increase in cash segregated offset by: (i) share based compensation of $2.8 million; (ii) an increase in accrued compensation payable of $3.0 million; (iii) net income of $7.1 million; and (iv) an increase in deferred taxes of $4.9million. The primary components of cash used by investing activities were: (i) $4.5 million in connection with the acquisition of Miller Mathis & Co. LLC; (ii) $7.0 million in connection with the acquisition of COSCO; and (iii) $5.0 million purchase of a customer list. The primary components of cash used by financing activities were $1.0 million for purchasing of treasury stock and a $1.4 million distribution to former members.

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

Equity Price Risk

     Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in both listed and OTC equity markets as well as our investment portfolio. We attempt to reduce the risk of loss inherent in our inventory of equity securities by establishing position limits and monitoring inventory turnover to mitigate our market risk profile. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security or warrant, securities of a single issuer, or securities of issuers engaged in a specific industry. Any downward price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that, if not successful, could result in losses.

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

     On April 9, 2007, the statement of claim in the FINRA proceeding was amended to include the claims first set forth in the complaint in the SDNY Action and to include the individual plaintiffs in the SDNY Action as additional claimants in the FINRA proceeding. On May 24, 2007, Murray filed a motion to dismiss the amended statement of claim, as well as an answer and three counterclaims. Two of the counterclaims seek damages for breach of contract of at least $1.0 million; the third counterclaim seeks damages for defamation of at least $1.0 million, plus additional, but unspecified, compensatory and punitive damages, plus expungement of the Form U-5 that we filed in connection with Murray’s termination. Murray also seeks a declaration concerning his rights and our conduct in connection with the allegations in his answer and counterclaims and in connection with our right to adjudicate our claims in the arbitration. On August 2, 2007, claimants filed a reply to Murray’s counterclaims, an opposition to Murray’s motion to dismiss claimants’ amended statement of claim and a motion to dismiss two of Murray’s counterclaims (the counterclaim seeking damages for breach of contract in connection with Murray’s claim that he had been promised an option to purchase two percent “of Rodman” for “book value” and the counterclaim seeking damages for defamation) as well as his claims for declaratory relief. On or about August 31, 2007, Murray filed an opposition to claimants’ motion to dismiss his counterclaims and claims for declaratory relief, as well as a reply in further support of his motion to dismiss the amended statement of claim. On December 6, 2007, claimants filed a reply in further support of their motion to dismiss the second and third counterclaims asserted by Murray. On January 14, 2008, claimants filed a second amended statement of claim. On January 16, 2008, Murray filed an answer and motion to dismiss the second amended statement of claim. In December 2007 and January 2008, the Panel denied both parties’ motions to dismiss. The Panel has set hearing dates (for the FINRA arbitration proceeding) for November 24 through 26, 2008, inclusive, December 2 through 4, 2008 inclusive, January 20 through 22, 2009 inclusive, with additional hearing dates to be scheduled in the future.

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

Item 1A. Risk Factors

RISK FACTORS

     Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 14, 2008. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. Other than as described below, there have been no material changes to the risk factors contained in our annual report.

Our results may be adversely affected in future periods by the volatility of securities in our portfolio.

      We may engage in large block trades in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. Any downward price movement in these securities could result in a reduction of our revenues and profits in the future. At June 30, 2008, we owned a warrant valued at $10.8 million in a single issuer which is 37.4% of our financial instruments value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities.

     On February 20, 2008, we announced that our Board of Directors had approved a stock repurchase plan in which we may buy back up to one million shares. The following table sets forth information with respect to purchases made under the plan during the three month period ended June, 30, 2008:

	Total Number of		Total Number of Shares	Maximum Number of
	Shares	Average Price	Purchased as Part of	Shares that May Yet Be
Period	Purchased	Paid per Share	Publicly Announced Plan	Purchased Under the Plan

April 1 – 30, 2008	137,500	$1.47
May 1 – 31, 2008	75,000	$1.96
June 1 – 30, 2008	12,175	$2.00

Total	224,675	$1.66	522,675	477,325

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.1

* Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2008

RODMAN & RENSHAW CAPITAL GROUP, INC.

By:	/s/ Michael Lacovara
Name: Michael Lacovara
Title: Chief Executive
Officer
(Principal Executive Officer)

By:	/s/ David Horin
Name: David J. Horin
Title: Chief Financial
Officer
(Principal Financial Officer)