Form 10-Q
period 2008-09-30
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2008-11-13
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q
_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

     As of November 7, 2008, there were 36,414,539 shares of the registrant’s common stock outstanding.

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

TABLE OF CONTENTS

ii

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Financial Condition as of September 30, 2008
(unaudited) and December 31, 2007	2
Condensed Consolidated Statements of Operations for the
three month and nine month periods ended September 30, 2008 and 2007 (unaudited)	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the nine month
periods ended September 30, 2008 and 2007 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine month periods ended
September 30, 2008 and 2007 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition as of September 30, 2008 (unaudited)
and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash equivalents
Unrestricted	$17,482,594	$54,834,189
Restricted	5,978,360	-
Total cash and cash equivalents	23,460,954	54,834,189
Financial instruments owned, at fair value	26,553,949	9,011,405
Private placement and other fees receivable	2,681,048	967,473
Due from clearing broker	5,574,985	1,888,854
Prepaid expenses	2,000,621	688,550
Deferred tax assets	-	2,258,301
Property and equipment, net	1,372,771	913,645
Other assets	2,988,461	244,790
Goodwill and other intangible assets	22,593,316	1,065,000

Total Assets	$87,226,105	$71,872,207

Liabilities and Stockholders’ Equity
Accrued compensation payable	$4,032,775	$6,140,839
Accounts payable and accrued expenses	8,021,064	2,929,072
Conference deposits	1,346,315	15,443
Financial instruments sold, not yet purchased, at fair value	2,143,160	147,663
Distributions payable	-	1,440,000
Due to affiliate	467,616	382,963
Income tax payable	-	48,067
Deferred tax liabilities	1,189,724	-

Total Liabilities	17,200,654	11,104,047

Commitments and contingencies (See note 7)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized;
36,414,539 and 33,750,000 issued as of
September 30, 2008 and December 31, 2007, respectively	36,414	33,750
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	-	-
Additional paid-in capital	68,219,775	62,345,072
Treasury Stock, 534,500 shares	(1,012,041)	-
Accumulated other comprehensive loss	-	(140,757)
Retained Earnings (deficit)	2,781,303	(1,469,905)
Total Stockholders’ Equity	70,025,451	60,768,160

Total Liabilities and Stockholders’ equity	$87,226,105	$71,872,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2008 and 2007 (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Investment banking	$11,924,042	$8,755,133	$43,109,263	$47,247,785
Principal transactions	(4,923,590)	(529,713)	3,857,846	2,207,345
Commissions	1,396,131	1,326,007	4,694,586	4,932,244
Conference fees	-	-	842,865	719,009
Interest and other income	166,053	94,008	771,148	472,755
Total revenues	$8,562,636	$9,645,435	$53,275,708	$55,579,138

Operating expenses:
Compensation and benefits	5,945,111	4,922,660	26,700,793	31,344,369
Other employee benefits	172,614	121,419	422,647	322,512
Conference fees	130,197	208,374	2,732,099	2,352,867
Broker dealer commissions	50,479	46,915	210,679	143,539
Professional and consulting fees	2,401,144	1,563,500	4,391,487	3,395,024
Business development	723,242	656,734	2,364,418	2,090,278
Advertising	356,417	-	590,245	-
Communication and market research	718,883	575,186	1,882,461	1,464,593
Office	150,635	139,681	391,590	541,560
Occupancy and equipment rentals	999,249	348,226	1,904,538	953,625
Clearance and execution charges	118,805	109,017	342,392	206,867
Depreciation and amortization	762,447	141,355	1,216,303	466,168
Impairment of goodwill	-	375,717	1,065,000	375,717
Other	298,464	206,032	1,075,729	662,179
Total operating expenses	12,827,687	9,414,816	45,290,381	44,319,298

Operating (loss) income	(4,265,051)	230,619	7,985,327	11,259,840

Interest expenses	-	(2,978,709)	-	(3,771,570)

(Loss) Income from continuing operations before income taxes	(4,265,051)	(2,748,090)	7,985,327	7,488,270
Income tax benefit (expense)	1,414,710	(849,579)	(3,734,119)	(1,201,443)
(Loss) Income from continuing operations	(2,850,341)	(3,597,669)	4,251,208	6,286,827
(Loss) income from discontinued operations	-	(97,522)	-	45,088
Net (loss) income	$(2,850,341)	$(3,695,191)	$4,251,208	$6,331,915

Weighted average common shares outstanding:
Basic	33,732,827	24,330,826	33,224,150	20,239,245
Diluted	33,732,827	24,330,826	34,861,772	21,328,663

Net (loss) income per share – basic
(Loss) income from continuing operations	$(0.08)	$(0.15)	$0.13	$0.31
(Loss) income from discontinued operations	-	-	-	-
Net (loss) income	$(0.08)	$(0.15)	$0.13	$0.31

Net (loss) income per share – diluted
(Loss) income from continuing operations	$(0.08)	$(0.15)	$0.12	$0.30
(Loss) income from discontinued operations	-	-	-	-
Net (loss) income	$(0.08)	$(0.15)	$0.12	$0.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the Nine month periods ended September 30, 2008 and 2007 (unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
Common Stock:
Balance, beginning of the period	$33,750	$18,159
Issuance of common stock	2,664	7,591
Balance, end of period	$36,414	$25,750

Additional Paid-in-capital:
Balance, beginning of the period	$62,345,087	$348,256
Issuance of warrants	-	1,134,615
Beneficial conversion features of debentures	-	1,134,657
Stock based compensation	4,109,818	1,660,373
Contribution of tax benefit to the corporation by the LLC members	-	2,075,316
Accumulated deficit at the time of the exchange	-	(2,921,775)
Stock issued for conversion of debentures	-	20,426,288
Stock issued for investment in RRCG	-	2,034,466
Additional paid-in-capital	1,766,340	-
Issuance of restricted stock	(1,470)	(750)
Balance, end of period	$68,219,775	$25,891,446

(Deficit) retained earnings:
Balance, beginning of the period	$(1,469,905)	$20,657,744
Accumulated deficit at the time of the exchange	-	2,921,425
Distributions	-	(29,807,906)
Net income	4,251,208	6,331,915
Balance, end of period	$2,781,303	$103,178

Treasury Stock:
Balance, beginning of the period	$-	$-
Purchases	(1,012,041)	-
Balance, end of period	$(1,012,041)	$-

Accumulated other comprehensive (loss) income:
Balance, beginning of the period	$(140,757)	$1,001,664
Reclassification adjustment for unrealized gains (losses) on investments	140,757	(1,001,664)
Unrealized loss on investments, net of income tax	-	(352,191)
Balance, end of period	$-	$(352,191)

Total Shareholders’ Equity	$70,025,451	$25,668,183

Comprehensive Income:
Net income	$4,251,208	$6,331,915
Other comprehensive income (loss)	140,757	(1,353,855)
Total comprehensive income	$4,391,965	$4,978,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows for the Nine month periods ended September 30,
2008 and 2007 (unaudited)

	For The Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$4,251,208	$6,331,915
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations	-	(45,088)
Depreciation and amortization	1,216,303	466,167
Restricted cash	(5,978,360)	-
Stock based compensation	4,109,818	1.660,373
Realized gain on available for sale investments	140,757	(1,001,664)
Impairment of goodwill	1,065,000	375,717
Interest (amortization of debt discount and deferred financing costs)	-	3,771,569
Deferred taxes, net	3,448,027	(507,549)
Changes in operating assets and liabilities:
Financial instruments owned, at fair value	(17,542,245)	232,329
Private placement and other fees receivable	(1,713,576)	2,265,329
Due from clearing broker	(3,686,131)	184,349
Prepaid expenses	(1,312,072)	(767,328)
Other assets, net	(2,743,671)	(3,465)
Financial instruments sold not yet purchased, at fair value	1,995,496	4,494
Accrued compensation payable	(2,108,048)	(3,995,229)
Accounts payable and accrued expenses	141,991	(1,613,891)
Due to affiliate	84,652	-
Income taxes payable	(48,067)	1,113,283
Conferences deposits	1,330,872	1,219,191
Net cash (used in) provided by operating activities	(17,348,346)	9,690,502

Cash flows from investing activities
Purchases of property and equipment	(938,368)	(128,176)
Acquisition of Miller & Mathis LLC	(4,508,065)	-
Purchases of trademark	(7,875)	-
Acquisition of COSCO Capital Management LLC	(7,096,900)	-
Purchase of Newtown Lane	-	(463,748)
Investment in RRCG	-	159,815
Purchase of customer relationship intangible asset	(5,000,000)	-
Net cash used in investing activities	(17,551,208)	(432,109)

Cash provided by (used in) financing activities
Proceeds from issuance of senior convertible debentures and warrants	-	20,000,000
Deferred financing costs	-	(1,070,039)
Purchase of treasury stock	(1,012,041)	-
Distributions to members	(1,440,000)	(18,923,979)
Net cash (used in) provided by financing activities	(2,452,041)	5,982

Net (decrease) increase in cash and cash equivalents	(37,351,595)	9,264,375
Cash and cash equivalents – beginning of period	54,834,189	10,386,868

Cash and cash equivalents – end of period	$17,482,594	$19,651,243

Supplemental disclosures of cash flow information
Income taxes paid	$175,000	$520,947
Non-cash investing and financing activities
Distribution of beneficial interest in securities	$-	$10,133,927
Accrued liabilities related to the acquisitions of Miller Mathis and COSCO	$4,950,000	$-
Additional paid-in-capital related to acquisition of COSCO	$1,766,340	$-
Issuance of restricted stock to former equity holders of COSCO	$1,194	$-
Estimated distribution with respect to pre-exchange member’s income taxes	$-	$750,000
Public offering costs	$-	$222,000
Conversion of senior convertible debentures and accrued interest	$-	$20,432,258
Contribution of income taxes benefit to the corporation from the LLC members	$-	$2,075,316
Issuance of restricted stock to employees	$1,470	$750

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

Miller Mathis & Co., LLC Acquisition

     On March 24, 2008, the Company acquired Miller Mathis & Co., LLC (“Miller Mathis”), a leading independent mergers and acquisition advisor to the global steel industry. The total fixed consideration for the acquisition was $7.3 million, with $4.4 million paid in cash at closing, and the balance payable in on the first anniversary of the closing date. The Company, at its election, may pay up to $2.5 million of the deferred consideration in cash or common stock. Up to an additional $2.1 million of purchase price is payable in cash or common stock, or a combination thereof, on the second anniversary of the closing date, upon the achievement of significant growth targets. The Company recorded $7.5 million of goodwill and other intangible assets as a result of this acquisition. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further explanation.

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

     The Company recorded $10.1 million of goodwill and other intangible assets as a result of this acquisition. In addition, the acquisition of COSCO contained a 21 month contingency for additional contingent consideration to the selling shareholders, based on future revenues. This additional consideration will be paid annually in a mix of cash and equity. As of September 30, 2008, the Company issued additional consideration of $0.8 million representing an additional cost of acquiring COSCO and allocated to goodwill. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further explanation.

     The allocation of the purchase price is preliminary and estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and goodwill.

Aceras Partners LLC Formation

     On May 12, 2008, the Company formed Aceras BioMedical LLC (“Aceras BioMedical”), a joint venture through which the Company, in partnership with Aceras Partners, LLC (“Aceras Partners”), will make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed a new wholly-owned subsidiary, Rodman Principal Investments, LLC (“RPI”), which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of the Company’s principal-related businesses. RPI has made an initial investment commitment to Aceras BioMedical of up to $30 million over five years to fund operations and the joint venture’s principal investments in life science companies. RPI will have a 50% economic interest in all investments made by Aceras.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, the changes in stockholders’ equity and comprehensive income for the nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2008.

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

Earnings Per Share

     The Company computes earnings per share (“EPS”) in accordance with FASB No. 128, Earnings per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, which includes restricted stock and restricted stock units (“RSU’s”) for which service has been provided. Diluted EPS includes the components of basic EPS and also includes the dilutive effects of restricted stock and RSUs for which service has not yet been provided and employee stock options.

     The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the three and nine month periods ended September 30, 2008 and 2007:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2008	2007	2008	2007

Common shares outstanding, basic	33,732,827	24,330,826	33,224,150	20,239,245
Common shares upon exercise of options	-	-	197,078	973,255
Common shares upon exercise of warrants	-	-	-	100,488
Common shares upon vesting of non-vested shares	-	-	-	15,675
Common shares upon vesting of non-vested RSU’s	-	-	1,440,544	-
Weighted average number of common shares outstanding, diluted	33,732,827	24,330,826	34,861,772	21,328,663

     Due to the fact the Company had a net loss for the three month period ended September 30, 2008, the outstanding shares for calculation of basic EPS and diluted EPS for that period are the same.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Reclassifications

     Certain reclassifications have been made to previously reported balances to conform to the current presentation.

     Starting in 2008, the Company’s majority ownership interest in certain public “shell” companies (“shells”) is classified on the Condensed Consolidated Statements of Financial Condition as Financial instruments owned, at fair value, rather than goodwill. The Company’s investment in these shells is recorded as a component of financial instruments owned at fair value in accordance with the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. The Company believes that appropriate accounting is not to consolidate majority-owned investee companies because control of such companies is likely to be temporary, particularly where, as here, the investment is made with the intent to sell in a relatively short period of time, typically in connection with a reverse merger or similar transaction in which the Company has been retained as agent or advisor. This reclassification had the effect of reducing goodwill and increasing financial instruments owned at fair value by $1.0 million for the periods ended September 30, 2008 and December 31, 2007.

     Starting in 2008, syndicate expenses associated with investment banking transactions are recorded net of revenue rather than as a component of expense in accordance with the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. This reclassification had the effect of reducing investment banking revenues and reducing professional and consulting fees by $0.1 million, $0.4 million, $0.3 million and $1.2 million for the three and nine month periods ended September 30, 2008 and 2007, respectively.

     Principles of Consolidation

     The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock and has control except, as previously described, with regard to our ownership interest in shells. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), as revised, the Company consolidates entities which lack characteristics of an operating entity or business for which we are the primary beneficiary. Under FIN 46(R), the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied. In situations where the Company has significant influence but not control of an entity that does not qualify as a variable interest entity, the Company applies fair value accounting. As of September 30, 2008, the assets and liabilities held by VIEs which the Company consolidated were immaterial.

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

     Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying Consolidated Statements of Operations. Equity interests in certain private equity securities and limited partnership interests are reflected in the Consolidated Financial Statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents our best estimate of exit price as used in FASB 157. Generally, the carrying values of these securities will be increased or decreased based on company performance in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices.

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

     The change in estimate was being implemented in the first quarter of 2008. The impact as a result of the change was accounted for on a prospective basis in accordance with FASB 154, “Accounting Changes and Error Corrections.” As a result of the Company’s change in this valuation technique, it recorded additional principal transaction revenue and investment banking revenue of $9.2 million and $1.5 million, respectively, during the first quarter of 2008.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Short Sales

     Beginning the second quarter of 2008 the Company engaged in “short sales” through a third party managed fund in order to hedge the market risk associated with its warrant portfolio. Short selling is the practice of selling securities that are borrowed from a third party. The Company is required to return securities equivalent to those borrowed for the short sale at its prime broker’s demand. Pending the return of such securities, the Company deposits with the prime broker as collateral the proceeds of the short sale plus additional cash. The amount of the required deposit, which earns interest, is adjusted periodically to reflect any change in the market price of the securities that the Company is required to return to the prime broker. As of September 30, 2008, short sales were collateralized by $3.5 million of restricted cash based on the requirements of the prime broker.

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

     When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments, in accordance with EITF 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” Revenue from the receipt of warrants is recognized on the date the warrants are received based on the estimated fair value of the securities received as estimated using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the three and nine months ended September 30, 2008:

	For the three months ended	For the nine months ended
	September 30, 2008	September 30, 2008

Private placement – cash fees	$6,797,613	$25,088,961
Private placement – warrant and note fees	1,638,742	11,104,386
Advisory – cash fees	3,487,687	5,699,952
Underwriting – cash fees	-	1,215,964
Total investment banking revenue	$11,924,042	$43,109,263

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

     Goodwill and other intangible assets

     In accordance with FASB 142, Goodwill and Other Intangible Assets, goodwill is not amortized; instead, it is reviewed, on at least an annual basis, for impairment. The Company operates as a single reporting unit. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the third quarter or at the time of a triggering event requiring re-evaluation, if one were to occur. In light of market conditions, management performed a goodwill impairment test during the first quarter of 2008 which resulted in the recognition of an impairment charge of $1.1 million.

     Customer relationship assets with finite lives are amortized over their expected useful lives, which approximates three years.

     Income Taxes

     Income tax (benefit) expense were, respectively, $(1.4) million and $3.7 million for the three and nine months ended September 30, 2008, which equals an effective tax rate of 33.2% for the three months ended and 46.8% for the nine months ended, compared to tax expense of $0.8 million and $1.2 million for the three and nine months ended September 30, 2007, respectively.

     Included above in the effective tax rate and income tax expense amounts for the three month and nine month periods ended September 30, 2008 is $349,000 in net tax expense related to adjustments to the Company’s prior year current taxes payable and deferred income tax assets as a result of completion of the Company’s income tax returns for the 2007 tax year and its analysis of its state and local income tax filing positions. Excluding the impact of these discrete items, the Company’s effective tax rate would be 42.4% for both for the three month and nine-month periods ended September 30, 2008.

     The Company does not have any material unrecognized tax benefits and has not recorded any material changes to the amount of unrecognized tax benefits for the three-month and nine-month periods ended September 30, 2008.

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

     In June 2006, the FASB issued Interpretation No. 48, Accounting of Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. The

Company adopted FIN 48 effective with its 2007 year. Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company’s financial statements. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provision. Holding and its subsidiaries have filed annual federal and various state partnership tax returns beginning with the year ended December 31, 2004 through the short year ended July 10, 2007. These income tax returns have not been examined by federal and state tax authorities and the applicable federal and state statutory periods to assess taxes, penalties and interest remain open. The Company and its subsidiaries filed various federal and state partnership returns, federal corporate consolidated returns, and appropriate state corporate tax returns, for the period beginning July 11, 2007 through December 31, 2007. This period also remains open to the assessment of taxes, penalties and interest by federal and state tax authorities.

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

     Forgivable Loans

     As of September 30, 2008, the Company had issued $3.3 million of forgivable loans as a retention vehicle to certain new employees. These loans are subject to a substantive service requirement by the employee and are amortized over a three year service period on a straight-line basis. As of September 30, 2008, the balance of the loans was $2.8 million which is included in other assets on the Condensed Consolidated Statements of Financial Condition. The Company recorded $0.3 million of compensation expense during the quarter ended September 30, 2008 related to the amortization of these loans.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - Recent Accounting Pronouncements

     FASB 141 (revised). In December 2007, the FASB issued Statement No. 141(revised), “Business Combinations” (FASB 141(R)), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces FASB 141, “Business Combinations”. FASB 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in FASB 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in FASB 141(R) are: (1) acquisition costs and restructuring costs would now be expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and noncontractual contingencies that meet the more-likely-than not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings. Noncontractual contingencies that do not meet the more likely- than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets & liabilities, including the minority interest portion, and goodwill is recorded as if a 100% interest was acquired. FASB 141(R) is effective January 1, 2009. The Company will evaluate the impact of FASB 141(R) on its consolidated financial statements when a future business acquisitions occur.

     FASB 160. In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). FASB 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the Consolidated Financial Statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will adopt FASB 160 effective January 1, 2009. The Company is currently evaluating the impact of FASB 160 on its consolidated financial statements.

     FASB 161. In March 2008, the FASB issued FASB 161, Disclosures about Derivative Instruments and Hedging Activities (“FASB 161”). FASB 161 amends and expands the disclosure requirements of FASB 133, Accounting for Derivative Instruments and Hedging Activities , and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. FASB 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of FASB 160 on its consolidated financial statements.

     FASB 162. In May 2008, the FASB issued FASB 162, The Hierarchy of Generally Accepted Accounting Principles (“FASB 162”). FASB 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities (the “Hierarchy”). The Hierarchy within FASB 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS 69”). FASB 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 will not have a material effect on the Consolidated Financial Statements because the Company has utilized the guidance within SAS 69.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - Financial instruments, at fair value

      The following is a summary of the fair value of financial instruments owned and sold, not yet purchased:

	September 30, 2008
		Financial
	Financial	Instruments
	Instruments	Sold, Not Yet
	Owned	Purchased

Securities	$5,239,098	$2,143,160
Derivatives	16,954,054	-
Investment in private securities	627,309	-
Investments in shells	1,823,826	-
Loans and loan commitments	477,500	-
Other investments	1,432,162	-
	$26,553,949	$2,143,160

The following is a summary of our financial assets and liabilities that are accounted for at fair value as of September 30, 2008 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Financial instruments owned:
Securities	$2,166,720	$-	$3,699,687	$5,866,407
Derivatives	-	-	16,954,054	16,954,054
Investments in shells	-	-	1,823,826	1,823,826
Loans and loan commitments	-	-	477,500	477,500
Other investments	-	-	1,432,162	1,432,162
Total financial instruments owned	$2,166,720	$-	$24,387,229	$26,553,949

Liabilities:

Financial instruments sold, not yet purchased	$2,143,160	$-	$-	$2,143,160
Total financial instruments sold, not yet purchased	$2,143,160	$-	$-	$2,143,160

The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the nine months ended September 30, 2008:

	Derivatives Instruments	Non-Derivatives
	Assets	Assets

Balance, January 1, 2008	$2,083,469	$5,807,096
Received/ issuances	9 ,830,326	2,954,060
Realized and unrealized gain (loss) (1)	5,040,259	(1,327,981)
Balance, September 30, 2008	$16,954,054	$7,433,175
Change in unrealized gains/losses relating to instruments
still held at September 30, 2008	$5,040,259	$(1,765,410)
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

     The Company’s ownership interest in the capital of RROF reflected a 7.34% interest as of December 31, 2007. Effective December 1, 2007, the Company had no significant influence over the entity’s partnership operating and financial policies and is accounting for its interest on the equity method of accounting in accordance with EITF D-46. As of September 30, 2008, the investment in RROF was $179,231 and, such amount is included in financial instruments as other investment in the accompanying Consolidated Statement of Financial Condition (see Note 4).

      The results of the discontinued operations for the three and nine months ended September 30, 2007 are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September,30 2007

Principal transactions	$(1,273,945)	$(794,385)
Interest and other income	76,470	2,825
	(1,197,475)	(791,560)
Operating expenses	-	-
Operating income	(1,197,475)	(791,560)
Income taxes benefit	15,104	29,189
Minority interest	1,084,849	807,459
Net income	$(97,522)	$45,088

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – Goodwill and other intangible assets

     In accordance with FASB 142, Goodwill and Other Intangible Assets, goodwill is not amortized; instead, it is reviewed, on at least an annual basis, for impairment. The Company operates as a single reporting unit. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the third quarter or at the time of a triggering event requiring re-evaluation, if one were to occur. In light of recent economic conditions, management performed a goodwill impairment test during the first quarter of 2008, which resulted in the recognition of an impairment charge of $1.1 million. The Company recognized an impairment charge of $250,000 and $815,000 related to its R&R TechBio, LLC and Techvest, LLC subsidiaries, respectively.

     Goodwill was tested again for impairment as of September 30, 2008 and based on this analysis goodwill was not considered to be impaired. We will continue to monitor the relationship of the Company’s market capitalization to both its book value and tangible book value, and to evaluate the carrying value of goodwill and other intangible assets. We attribute the decline in market capitalization to both financial services industry-wide and to Company specific factors.

     If the Company’s common stock price continues trades below book value per common share, the Company may have to recognize an impairment of all, or some portion of, its goodwill and other intangible assets. The market capitalization of the Company has generally declined over the past four quarters and there is no assurance that the market capitalization of the Company will increase in the near term. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the book equity value, exceeds the Company’s market value.

     On March 24, 2008, the Company acquired a 100% ownership interest in Miller Mathis & Co., LLC. The purchase price for the interest was $7.3 million. The total fixed consideration for the acquisition is $7.3 million, with $4.4 million paid in cash at the closing, and the balance payable in one year. The total amount of the purchase price of $7.3 million and the legal expenses associated with the acquisition of $0.2 million was determined to be in excess of the value of the underlying assets acquired and was classified as $7.5 million of goodwill and other intangible assets. The allocation of the purchase price is preliminary and estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and goodwill. The Company estimates that the allocation to other intangible assets which are subject to amortization will be 10% of the total purchase price and will be amortized over five years.

     On June 2, 2008, the Company acquired all the operating assets of COSCO Capital Management LLC, COSCO Capital Texas LP and Private Energy Securities, Inc. (collectively, “COSCO”), related companies that provide investment banking services to the oil and gas sectors, principally in the United States and Canada. Under the terms of the acquisition agreement, the fixed purchase price is $10.1 million, $8.1 million of which was paid at closing by the delivery of $6.1 million in cash and 1,121,138 shares of restricted common stock of the Company valued at $2.0 million. The $2.0 million balance of the fixed purchase price is payable over the two year period following the closing date. The Company recorded $10.1 million of goodwill and other intangible assets which included the total amount of the purchase price less a 20% discount due to a two-month selling restriction on the restricted shares using a protective put model and $0.4 million of legal and accounting fees associated with the acquisition. In addition, from June 2, 2008 to September 30, 2008, the Company recorded additional contingent consideration under the terms of the purchase agreement of $0.8 million payable in cash ($0.6 million) and common stock ($0.2 million). The allocation of the purchase price is preliminary and estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and goodwill. The Company estimates that the allocation to other intangible assets which are subject to amortization will be 10% of the total purchase price and will be amortized over five years.

     On June 2, 2008, the Company acquired a customer relationship intangible asset for a total cash payment of $5.0 million. The Company will amortize this customer relationship intangible asset over the expected useful life of three years using the straight line method. As of September 30, 2008 there is no indication or trigger events which would required the other intangible assets to be tested as impaired.

     The following table represents a summary of the changes to goodwill and other intangible assets since January 1, 2007:

	Goodwill	Customer Relationship	Trademark	Total

Balance, January 1, 2007	$1,938,714	$-	$-	$1,938,714
Additions	486,693	-	-	486,693
Reclassification of shells	(984,690)	-	-	(984,690)
Impairment	(375,717)	-	-	(375,717)
Balance, December 31, 2007	1,065,000	-	-	1,065,000
Additions	16,490,251	6,832,251	7,875	23,330,377
Impairment	(1,065,000)	-	-	(1,065,000)
Amortization	-	(737,061)	-	(737,061)
Balance, September 30, 2008	$16,490,251	$6,095,190	$7,875	$22,593,316

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - Commitments and Contingencies

     Lease Commitments

     On June 1, 2008, the Company entered into a new lease agreement for approximately 40,300 square feet of office space on the 20th floor at 1251 Avenue of the Americas, New York, NY for a term which commenced in May 2008 and ends in October 2013. The monthly rental fee is $251,875, with the first monthly lease payment due six months after the lease commencement date. The monthly rent expense will be $228,625.

     Letter of Credit

     In connection with the lease for the 20th floor at 1251 Avenue of the Americas, New York, NY the Company issued a letter of credit in favor of the landlord in the sum of $755,625, as a security deposit. The letter of credit expires on February 2009 but is subject to automatic extension.

     Aceras Partners

     The Company, through RPI, has made an initial investment commitment to Aceras Partners of up to $30 million over five years to fund operations and the joint venture’s principal investments in life science companies. As of September 30, 2008 the entire $30 million commitment remains unfunded.

     Litigation

     During the year ended December 31, 2006, as a result of actions taken by a former employee against the Company, the Company filed a proceeding against the former employee with FINRA and the United States District Court for the Southern District of New York (“SDNY”), in which it alleged various claims against the employee including but not limited to: trademark infringement and dilution; cyber-squatting; cyber-piracy; defamation; and tortuous interference with business relations. In connection with each of these actions, the Company is seeking compensatory and punitive damages of approximately $75 million. In response to these actions filed against the former employee by the Company, the employee filed counterclaims with the SDNY seeking compensatory and punitive damages of approximately $3 million against the Company for breach of contract, defamation and declaratory relief. The Company is not in a position to predict or assess the likely outcome of these proceedings, nor is it in a position to estimate the range of any potential recovery or loss. As of September 30, 2008, there have been no material developments with respect to this litigation.

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

     At September 30, 2008, the Broker-Dealer had net capital of $14,001,309, which was $13,751,309 in excess of its required net capital of $250,000.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED

NOTE 9 - Income Taxes

     Through the Exchange Date, the Company was an LLC, subject only to New York City Unincorporated Business Tax income taxes at a 4% effective tax rate. Beginning July 11, 2007, the Company is subject to Federal and State corporate income taxes. Holding has filed partnership tax returns for the periods beginning on January 1, 2007 and ending on the Exchange Date and the Company has filed corporate tax returns for the period beginning July 11, 2007 and ending on December 31, 2007.

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

     The Company and its subsidiaries filed Federal and various state partnership income tax returns in which the initial period of tax reporting for these entities occurred during the year ended December 31, 2004. These income tax returns have not been examined by the applicable Federal and state tax authorities.

NOTE 10 - Stock-Based Compensation

     Effective January 1, 2006, the Company adopted FASB 123R, Stock Based Compensation, and adopted the modified prospective method with respect to its accounting for the transition to FASB 123R.

     During August, 2008, the Company granted to certain employees a total of 807,842 of performance and service based RSU’s. The RSU’s vest over a three years period and are not saleable for an additional two years subsequent to vesting. The fair value of these RSU’s is net of a 49% discount, for lack of marketability based on a protective put method model.

     The Company recorded $1,338,329, $4,109,818, $924,733 and $1,660,373 of stock-based compensation for the three and nine month periods ended September 30, 2008 and 2007, respectively. The unamortized deferred stock-based compensation balance as of September 30, 2008 was $9,402,213 and will be fully amortized through 2011.

As of September 30, 2008, there was $7,548,209 of total unrecognized compensation cost related to non vested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.0 years.

           A summary of options (with retroactive effect given for the Exchange) outstanding as of September 30, 2008 is as follows:

Stock Options			Weighted	Weighted
		Weighted	Average	Average
	Number	Average	Grant	Remaining	Aggregate
	of	Exercise	Date	Contractual	Intrinsic
	Options	Price	Fair Value	Life	Value

Outstanding at December 31, 2007	6,088,072	$3.91	$1.04
Granted	--	--	--
Exercised,	--	--	--
Canceled	(860,655)	3.78	-
Outstanding at September 30, 2008	5,227,417	$3.90	$1.06	4.7 Years	$537,107
Exercisable at September 30, 2008	3,592,077	$3.60	$0.82	3.9 Years	$537,107

     Total compensation cost associated with stock option was $415,066 and $1,746,918 for the three and nine months ended September 30, 2008, respectively.

The following tables detail the activity of restricted stock:

Restricted Stock		Weighted
		Average
	Number	Grant
	of	Date
	Shares	Fair Value

Balance at December 31, 2007	750,000	$5.00
Granted	1,470,238	2.27
Forfeited	(329,365)	2.28
Vested	(132,341)	2.28
Balance at September 30, 2008	1,758,532	$3.43

     Total compensation cost associated with restricted stock was $428,869 and $1,714,735 for the three and nine months ended September 30, 2008, respectively.

Restricted Stock Units		Weighted
Average
	Number	Grant
	of	Date
	Shares	Fair Value

Balance at December 31, 2007	-	$-
Granted	4,060,180	0.98
Forfeited	-	-
Vested	-	-
Balance at September 30, 2008	4,060,180	$0.98

     Total compensation cost associated with RSU’s was $494,394 and $648,165 for the three and nine months ended September 30, 2008, respectively.

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

     Although, we have multiple sources of revenue, most of our revenue is derived from our investment banking services and consist of private placement, underwriting and strategic advisory fees earned upon the successful completion of financing or other types of corporate transactions, such as mergers, acquisitions and dispositions. We do not separately prepare reports or analyze financial data or operating results, such as operating expenses, profit and loss or assets, for our various operating units. For example, our sales and trading unit generates commission revenues and incurs various expenses specifically related to its activities, such as execution and clearing charges. Similarly, our life science conferences generate fees from attendees and presenters but also has expenses related to facility usage, food and beverage, and entertainment.

Business Environment

     Market conditions and valuations for companies in the life science sector and other sectors in which we are active, as well as general market conditions, can materially affect our financial performance. Declining valuations in various sectors, notably the life science sector, unprecedented volatility and lack of liquidity in certain sectors of the capital markets, as well as a slowing of economic growth generally has led to declines in financing activity, smaller financing transactions, and a resulting decline in revenue from prior periods. It is not possible to predict whether, and to what degree, these conditions will continue, abate, or reverse, and the level of capital markets activity is expected to remain uncertain for the foreseeable future. In addition, the nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year-to-year and quarter-to-quarter depending on whether and when transactions are completed and the number, size and type of transactions completed.

Critical Accounting Policies

     The Condensed Consolidated Financial Statements are prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and related notes. Actual results can and will differ from estimates. These differences could be material to the financial statements.

     We believe our application of accounting policies and the estimates required therein are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, actual results have not differed materially from those determined using necessary estimates.

     Our management believes that our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most difficult, subjective or complex judgments) are our valuation of financial instruments, valuation of goodwill and our use of estimates related to compensation and benefits during the year.

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

Goodwill Impairment

     At least annually, we are required to assess whether goodwill has been impaired. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether an impairment charge is recorded and the magnitude of such a charge. We completed our last impairment test on goodwill as of September 30, 2008. Based on this impairment analysis goodwill was not considered to be impaired. We recorded a total of $16.5 million of goodwill as of September 30, 2008 related solely to our acquisition of Miller Mathis on March 24, 2008 and COSCO on June 2, 2008.

Results of Operations

The following table sets forth the results of operations for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended
		September 30,
	2008		2007
		% of net		% of net
Revenues:		Revenue		Revenue
Investment banking	$11,924,042		$8,755,133
Principal transactions	(4,923,590)		(529,713)
Commissions	1,396,131		1,326,007
Conference fees	-		-
Interest and other income	166,053		94,008
Total revenues	$8,562,636		$9,645,435

Operating expenses:
Employee compensation and benefits	5,945,111	69.4%	4,922,660	51.0%
Other employee benefits	172,614	2.0%	121,419	1.3%
Conference fees	130,197	1.5%	208,374	2.2%
Broker dealer commissions	50,479	0.6%	46,915	0.5%
Professional and consulting fees	2,401,144	28.0%	1,563,500	16.2%
Business development	723,242	8.4%	656,734	6.8%
Communication and market research	718,883	8.4%	575,186	6.0%
Advertising	356,417	4.2%	-	-
Office	150,635	1.8%	139,681	1.4%
Occupancy and equipment rentals	999,249	11.7%	348,226	3.6%
Clearance and execution charges	118,805	1.4%	109,017	1.1%
Depreciation and amortization	762,447	8.9%	141,355	1.5%
Impairment of goodwill	-	-	375,717	3.9%
Other	298,464	3.5%	206,031	2.1%
Total operating expenses	12,827,687	149.8%	9,414,816	97.6%

Operating (loss) income	(4,265,051)	(49.8%)	230,619	2.4%

Interest expenses	-		(2,978,709)
Loss from continuing operations before income taxes	(4,265,051)		(2,748,090)

Income tax benefit (expense)	1,414,710		(849,579)
Income from continuing operations	(2,850,341)		(3,597,669)
Loss from discontinued operations	-		(97,522)
Net loss	$(2,850,341)		$(3,695,191)

      Our net income for the three months ended September 30, 2008 and 2007 included the following non-cash items:

	Three Months Ended
	September 30, 2008	September 30, 2007

Stock-based compensation	$1,338,329	$924,733
Depreciation and amortization	762,447	141,355
Impairment of goodwill	-	375,717
Total	$2,100,776	$1,441,805

Revenues

     We operate our business as a single segment. However, we derive revenues from two primary sources — investment banking and sales and trading.

     Total revenue for the three months ended September 30, 2008 was $8.6 million, representing a decrease of 11.2% from $9.6 million in the comparable period of 2007. The decrease was primarily due to a $4.5 million decrease in principal transactions revenues, partially offset by a $3.1 million, or a 36.2%, increase in investment banking revenues.

Investment Banking Revenue

     Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30, 2008	September 30, 2007
Revenue:
Private placement and underwriting	$8,436,355	$6,426,937
Financial advisory	3,487,687	2,328,196
Total investment banking revenue	$11,924,042	$8,755,133

Transactions Volumes:
Private placement and underwriting
Capital raised	$148,625,406	$145,728,270
Number of transactions	13	9

     Investment banking revenue was $11.9 million for the three months ended on September 30, 2008, which included $1.6 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $8.8 million in the comparable period of 2007:

  Private placement and underwriting revenue for the quarter was $8.4 million, including $1.6 million of fair value related to warrants received, compared to $6.4 million in the comparable period of 2007. During the 2008 period, we completed 13 financing transactions with an average transaction size of $11.4 million. These results are noteworthy given the unprecedented lack of capital market activity and lack of general industry-wide completed deal volume during this period.
  Strategic advisory fees for the three months ended September 30, 2008 were $3.5 million, compared to $2.3 million for comparable period of 2007. The increase in advisory fees is due to continued expansion beyond our core “PIPE” practice into different verticals and product offerings.

Sales and Trading

     Commissions - Commissions revenues increased by $0.1 million, or 5.2%, to $1.4 million for the three months ended September 30, 2008, compared with $1.3 million for the three months ended September 30, 2007.

     Principal Transactions - Principal transactions revenue decreased $4.4 million to $4.9 million loss for the three months ended September 30, 2008 compared with a loss of $0.5 million for the three months ended September 30, 2007. The decrease was negatively affected by unusual volatility in a few concentrated small capitalization warrant positions received in connection with our investment banking activities.

Compensation and Benefits

     Compensation and benefits increased $1.1 million, or 20.8%, and the ratio of compensation to net revenues was 69.4% for the three months ended at September 30, 2008 as compared to 51.0% for the comparable period of 2007. The increase in compensation and benefits is attributed to: (1) an increase in stock based compensation expenses primarily due to the granting of performance based equity awards to new employees; and (2) amortization of forgivable loans which we issued during 2008, offset by the reversal of accrued bonuses as a result of the termination of a senior employee and reductions in the pay-outs on non-cash based revenue.

Non-Compensation Expenses

     Non-compensation expense was $6.7 million for the three months ended September 30, 2008, versus $4.4 million for the prior year period, or 78.4% of net revenues for the 2008 period versus 45.8% of net revenues for the comparable period of 2007. Non-personnel expenses increased due to: (1) an increases in professional and consulting fees due to change in accounting firm and increases in legal fees due to an upcoming arbitration proceeding ; (2) increases in rental expenses due to the expansion of our platform and headcount; and (3) an increase in amortization expenses due to a customer relationship intangible assets which we purchased during the second quarter of 2008.

Interest expense

     Interest expense for the three months ended September 30, 2007 was $3.0 million, a non-recurring charge representing the unamortized portion of the debt discount and beneficial conversion feature on the Debentures written off to interest expense in connection with the Exchange. There was no interest expense for the corresponding 2008 period.

     The following table sets forth the results of operations for the nine months ended September 30, 2008 and 2007:

	For the nine Months Ended
	September 30,
	2008		2007
		% of net		% of net
Revenues:		Revenue		Revenue
Investment banking	$43,109,263		$47,247,785
Principal transactions	3,857,846		2,207,345
Commissions	4,694,586		4,932,244
Conference fees	842,865		719,009
Interest and other income	771,148		472,755
Total revenues	$53,275,708		$55,579,138

Operating expenses:
Employee compensation and benefits	26,700,793	50.1%	31,344,369	56.4%
Other employee benefits	422,647	0.8%	322,512	0.6%
Conference fees	2,732,099	5.1%	2,352,867	4.2%
Broker dealer commissions	210,679	0.4%	143,539	0.3%
Professional and consulting fees	4,391,487	8.2%	3,395,024	6.1%
Business development	2,364,417	4.4%	2,090,278	3.8%
Communication and market research	1,882,461	3.5%	1,464,593	2.6%
Advertising	590,245	1.1%	-	-
Office	391,590	0.7%	541,560	1.0%
Occupancy and equipment rentals	1,904,538	3.6%	953,625	1.7%
Clearance and execution charges	342,392	0.6%	206,867	0.4%
Depreciation and amortization	1,216,303	2.3%	466,168	0.8%
Impairment of goodwill	1,065,000	2.0%	375,717	0.7%
Other	1,075,729	2.0%	662,179	1.2%
Total operating expenses	45,290,381	85.0%	44,319,298	79.7%

Operating income	7,985,327	15.0%	11,259,840	20.3%

Interest expenses	-		(3,771,570)
Income from continuing operations before income taxes	7,985,327		7,488,270

Income tax expense	(3,734,119)		(1,201,443)
Income from continuing operations	4,251,208		6,286,827
Income from discontinued operations	-		45,088
Net income	$4,251,208		$6,331,915

Our net income for the nine months ended September 30, 2008 and 2007 included the following non-cash items:

	Nine Months Ended
	September 30, 2008	September 30, 2007

Stock-based compensation	$4,109,818	$1,660,373
Depreciation and amortization	1,216,303	466,168
Impairment of goodwill	1,065,000	375,717
Total	$6,391,121	$2,502,258

Revenues

     We operate our business as a single segment. However, we derive revenues from two primary sources — investment banking and sales and trading.

     Total revenue for the nine months ended September 30, 2008 was $53.3 million, representing a decrease of 4.1% from $55.6 million in the comparable nine month period of 2007. The decrease was primarily due to a $4.1 million, or 8.7%, decrease in investment banking revenues, partially offset by a $1.7 million increase in principal transaction revenues.

Investment Banking Revenue

     Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue and transaction volume from our investment banking activities for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30, 2008		September 30, 2007
Revenue:
Private placement and underwriting	$37,409,311		$42,132,368
Financial advisory	5,699,952		5,115,417
Total investment banking revenue	$43,109,263		$47,247,785

Transactions Volumes:
Private placement and underwriting
Capital raised	$606,008,587	(1)	$2,657,440,247
Number of transactions	40		50

(1)	Includes capital raised as co-agent.

     Investment banking revenue was $43.1 million for the nine month period ended September 30, 2008, which included $11.1 million of warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $47.2 million in comparable period of 2007:

  Private placement and underwriting revenue for the nine months ended September 30, 2008 was $37.4 million, including $11.1 million of fair value related to warrants received, compared to $42.1 million in the comparable period of 2007. During the nine month period ended September 30, 2008, we completed 40 financing transactions with an average transaction size of $15.2 million.
  Strategic advisory fees for the nine month period of 2008 were $5.7 million, compared to $5.1 million for the comparable period of 2007. The increase in advisory fees reflects our continued expansion beyond our core “PIPE” practice into different verticals and product offering.

Sales and Trading

     Commissions - Commissions revenues decreased by $0.2 million, or 4.1%, to $4.7 million for the nine months ended September 30, 2008, compared with $4.9 million for the nine months ended September 30, 2007, with the difference primarily attributable to a large customer facilitation transaction that occurred in the first quarter of 2007.

     Principal Transactions - Principal transactions revenue increased by $1.7 million to $3.9 million for the nine months ended September 30, 2008 compared with revenue of $2.2 million for the nine months ended September 30, 2007. The increase was primarily attributable to an unrealized gain in a single financial instrument obtained through an investment banking transaction during the second quarter of 2008 partially offset by unusual volatility in a few concentrated small capitalization warrant positions received in connection with our investment banking activities.

Compensation and Benefits

     Compensation and benefits decreased $4.5million, or 14.3%, while net revenues decreased 4.1%for the first nine months of 2008. The ratio of compensation to net revenues was approximately 50.1% for the first nine months of 2008 as compared to 56.4% for the comparable 2007 period. The decrease in compensation and benefits is attributed to: (1) a migration from a fixed compensation structure to a variable compensation structure during the second quarter of 2008 whereby certain senior bankers are subject to draws rather than fixed salaries; (2) limitations on the grant of sign-on and guaranteed payments not based on service and performance; and (3) reductions in the pay-outs on non-cash based revenue.

Non-Compensation Expenses

     Non-compensation expenses were $18.2 million for the first nine months of 2008 versus $12.7 million for the prior year period, or 34.1% of net revenues for the first nine months of 2008 versus 22.8% of net revenues for the prior year period. Non-personnel expenses increased due to: (1) an impairment charge of $1.1 million related to our R&R TechBio, LLC and Techvest, LLC subsidiaries; (2) incremental public company costs including legal, accounting and auditing and other consulting fees; (3) recruiting expenses related to the hiring of senior level employees; (4) an increase in rental expenses due to expansion of our platform and headcount; and (5) an increase in amortization expenses due to a customer relationship intangible asset which we purchased during second quarter of 2008.

Interest expense

     Interest expense for the nine months ended September 30, 2007 was $3.8 million, of which $3.0 represents the unamortized portion of the debt discount and beneficial conversion feature on the Debentures that was written off in connection with the Exchange and $0.8 million reflects accrued interest on the Debentures from March 1, 2007, the date of issuance, through July 10, 2007, the date of the Exchange. There was no interest expense for the corresponding 2008 period.

Income Taxes

     Income tax (benefit) expense were, respectively, $(1.4) million and $3.7 million for the three and nine months ended September 30, 2008, which equals an effective tax rate of 33.2% and 46.8% for the three and nine months ended September 30, 2008, respectively, compared to tax expense of $0.8 million and $1.2 million for the three and nine months ended September 30, 2007, respectively.

      Included above in the effective tax rate and income tax expense amounts for the three month and nine month periods ended September 30, 2008 is $349,000 in net tax expense related to adjustments to our prior year current taxes payable and deferred income tax assets as a result of completion of our income tax returns for the 2007 tax year and its analysis of its state and local income tax filing positions. Excluding the impact of these discrete items, our effective tax rate would be 42.4% for both for the three month and nine month periods ended September 30, 2008.

     We do not have any material unrecognized tax benefits and have not recorded any material changes to the amount of unrecognized tax benefits for the three-month and nine-month periods ended September 30, 2008.

Liquidity and Capital Resources

     We have historically satisfied our capital and liquidity requirements through cash generated internally from operations. In addition, in March 2007, we completed a $20 million private placement to accredited investors (the “Private Placement”), and in October 2007 we completed the Offering, which generated net proceeds of approximately $37.2 million.

     At September 30, 2008, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level I” assets, current private placement and other fees receivable and due from clearing broker, of $31.9 million. At December 31, 2007, we had liquid assets of $56.7.

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

     As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At September 30, 2008 and December 31, 2007, we had excess net capital of $13.8 million and $9.0 million, respectively. Regulatory net capital requirements may change based on investment and underwriting activities.

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

     The losses from our warrant portfolio have no effect on our cash position or on the regulatory capital position of the broker-dealer.

Cash Flows

     For the nine months ended September 30, 2008, we had a net decrease in cash and cash equivalents of $37.4 million. Operating activities used cash of $17.3 million; investing activities used cash of $17.6 million; and financing activities used cash of $2.5 million. The primary components of cash used by operating activities were: (a) an increase in financial instruments of $17.8 million; (b) an increase of $2.7 million in other assets; and (c) a $6.0 million increase in restricted cash offset by: (i) share based compensation of $4.1million; and (ii) net income of $4.3 million. The primary components of cash used by investing activities were: (i) $4.5 million in connection with the acquisition of Miller Mathis; (ii) $7.1 million in connection with the acquisition of COSCO; and (iii) the $5.0 million purchase of a customer list. The primary components of cash used by financing activities were $1.0million for purchasing of treasury stock and a $1.4 million distribution to former members.

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

     We are currently designing and implementing a sensitivity analysis in accordance with Item 305(a), Instruction 3A, that illustrates the sensitivity of the fair value of our equity and derivative securities to selected hypothetical changes in interest rates and equity prices. We expect to provide incremental information based upon this analysis in our periodic reports beginning with our Annual Report on Form 10-K for the period ending December 31, 2008.

Equity Price Risk

     Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in both listed and OTC equity markets as well as our warrant portfolio. We attempt to reduce the risk of loss inherent in our inventory of equity securities and warrants by establishing position limits and monitoring inventory turnover to mitigate our market risk profile and engaging in “short sales” through a third party managed fund in order to hedge the market risk associated with our warrant portfolio. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security or warrant, securities of a single issuer, or securities of issuers engaged in a specific industry. Any downward price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that, if not successful, could result in losses.

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

     Most of our cash is held in two depository institutions. Our accounts are insured by the U.S. government but only up to a maximum of $250,000 per account. Our cash balances vary from time to time based on a variety of factors but in most cases are significantly in excess of the insurable limit. As a result, we have exposure on these accounts in the event these financial institutions become insolvent.

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

     On April 9, 2007, the statement of claim in the FINRA proceeding was amended to include the claims first set forth in the complaint in the SDNY Action and to include the individual plaintiffs in the SDNY Action as additional claimants in the FINRA proceeding. On May 24, 2007, Murray filed a motion to dismiss the amended statement of claim, as well as an answer and three counterclaims. Two of the counterclaims seek damages for breach of contract of at least $1.0 million; the third counterclaim seeks damages for defamation of at least $1.0 million, plus additional, but unspecified, compensatory and punitive damages, plus expungement of the Form U-5 that we filed in connection with Murray’s termination. Murray also seeks a declaration concerning his rights and our conduct in connection with the allegations in his answer and counterclaims and in connection with our right to adjudicate our claims in the arbitration. On August 2, 2007, claimants filed a reply to Murray’s counterclaims, an opposition to Murray’s motion to dismiss claimants’ amended statement of claim and a motion to dismiss two of Murray’s counterclaims (the counterclaim seeking damages for breach of contract in connection with Murray’s claim that he had been promised an option to purchase two percent “of Rodman” for “book value” and the counterclaim seeking damages for defamation) as well as his claims for declaratory relief. On or about August 31, 2007, Murray filed an opposition to claimants’ motion to dismiss his counterclaims and claims for declaratory relief, as well as a reply in further support of his motion to dismiss the amended statement of claim. On December 6, 2007, claimants filed a reply in further support of their motion to dismiss the second and third counterclaims asserted by Murray. On January 14, 2008, claimants filed a second amended statement of claim. On January 16, 2008, Murray filed an answer and motion to dismiss the second amended statement of claim. In December 2007 and January 2008, the Panel denied both parties’ motions to dismiss. The Panel has set hearing dates (for the FINRA arbitration proceeding) for December 2 through 4, 2008, inclusive, January 13 through 15, 2009 inclusive, January 20 through 22, 2009 inclusive, with additional hearing dates to be scheduled in the future.

     The actions concerning Murray are at a pre-trial stage, and although we believe that claimants will prevail on their claims and that they have meritorious defenses to Murray’s counterclaims, we are not in a position at this stage to predict or assess the likely outcome of these proceedings.

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

      We may engage in large block trades in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. Any downward price movement in these securities could result in a reduction of our revenues and profits in the future. At September 30, 2008, we owned a warrant valued at $7.5 million in a single issuer which is 27.9% of our financial instruments value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities.

     On February 20, 2008, we announced that our Board of Directors had approved a stock repurchase plan in which we may buy back up to one million shares. The following table sets forth information with respect to purchases made under the repurchase plan during the three month period ended September, 30, 2008:

	Total Number of		Total Number of Shares	Maximum Number of
	Shares	Average Price	Purchased as Part of	Shares that May Yet Be
Period	Purchased	Paid per Share	Publicly Announced Plan	Purchased Under the Plan

July 1 – 31, 2008	10,500	$1.67
August 1 – 31, 2008	3,500	1.71
September 1 – 30, 2008	-	-

Total	14,000	$1.68	534,500	465,500

     During the quarter ended September 30, 2008, the repurchase plan was terminated.

Item 4. Submission of Matters to a Vote of Security Holders

     On October 27, 2008, we held our Annual Meeting of Stockholders at which the stockholders were presented with proposals to: (i) elect a board of directors to serve until our next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified; and (ii) approve an amendment to our 2007 Stock and Incentive Plan to increase the number of shares available for issuance thereunder from 5,250,000 to 10,000,000 (the “Amendment”).

     The stockholders approved both of the proposals. The number of votes cast for, against or withheld and the number of abstentions with respect to each matter voted upon, as applicable, is set forth below.

1) The following sets forth the results of the election of directors:
		Against/
Nominee	For	Withheld
Wesley K. Clark	31,707,988	153,058
Edward Rubin	31,679,990	181,056
Richard M. Cohen	31,679,994	181,052
Mark L. Friedman	31,708,194	152,852
Michael Vasinkevich	31,708,190	152,856
John J. Borer III	31,680,490	180,556
Peter F. Drake	31,708,694	152,352
Michael Lacovara	31,708,690	152,356
Winston Churchill	31,680,494	180,552
Sam Dryden	31,708,694	152,352
Marvin I. Haas	31,708,694	152,352
2) The Amendment was approved by stockholders as follows:
For	Against	Abstain
25,182,461	929,928	39,530

Item 6. Exhibits

Exhibit No. Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley

32.1	Act of 2002.*

* Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2008

RODMAN & RENSHAW
CAPITAL GROUP, INC.

By:	/s/ Michael Lacovara
Name: Michael Lacovara
Title: Chief Executive
Officer
(Principal Executive Officer)

By:	/s/ David Horin
Name: David J. Horin
Title: Chief Financial
Officer
(Principal Financial Officer)