Form 10-K
period 2008-12-31
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2009-03-12
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-33737

Rodman & Renshaw Capital Group, Inc.
(Exact name of Company as specified in its charter)

Delaware	84-1374481
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1251 Avenue of the Americas, New York, NY	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
212-356-0500

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐               Accelerated Filer ☐                Non-accelerated filer ☒                Smaller Reporting Company ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $35,632,000.

      The number of shares outstanding of the registrant's common stock, $.001 par value, as of March 10, 2009 was 35,044,670 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information in response to Part III, Items 10,11,12,13 and 14 of this Report are incorporated herein by reference to the Registrant’s Definitive Proxy Statement, to be filed on or before April 30, 2009, with respect to its 2009 Annual Meeting of Stockholders.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Business	2
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	24

	PART II
Item 5.	Market Price of Registrant’s Common Stock, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market
	Risk	38
Item 8.	Financial Statements and Supplementary Data	39

Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	39
Item 9A(T).	Controls and Procedures	39
Item 9B.	Other Information	40

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	40
Item 11.	Executive Compensation	40
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	40
Item 13.	Certain Relationships and Related Transactions, and Director
	Independence	40
Item 14.	Principal Accounting Fees and Services	40

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	41

Signatures		43

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

PART I

Item 1. Business

(a) General Development of Business

     Rodman & Renshaw Capital Group, Inc. (“RRCG”) is a Delaware holding company which was organized on December 20, 2006. RRCG, through its various subsidiaries, is engaged in the investment banking business. RRCG’s principal operating subsidiary is Rodman & Renshaw, LLC (“R&R”), a Delaware limited liability company organized on June 20, 2002. R&R is a broker dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”). RRCG and its subsidiaries, including R&R, are collectively referred to herein as “Company,” “we,” “our” or “us”.

Overview

     We are a full service investment bank dedicated to providing corporate finance, strategic advisory and related services to companies that have significant recurring capital needs due to their growth and development strategies. We also provide research and sales and trading services to institutional investors.

     In October 2007, we consummated an underwritten public offering (the “October 2007 financing”) of our common stock in which we realized net proceeds of $36.3 million.

     Through December 31, 2008, we deployed a portion of the proceeds from the October 2007 financing to consummate the following transactions:

  In March 2008, we acquired Miller Mathis & Co, LLC (“Miller Mathis”), a mergers and acquisitions advisor to the global steel industry, for a total consideration of $7.5 million, including acquisition costs, with $4.4 million paid in cash at closing, and the balance payable on the first anniversary of the closing date. The Company, at its election, may pay up to $2.5 million of the deferred consideration in cash or common stock. Up to an additional $2.1 million of purchase price is payable in cash or common stock, or a combination thereof, on the second anniversary of the closing date, upon the achievement of significant growth targets;

  In May 2008, we created our Global Capital Markets group (“GCM Group”) and hired a team of nine professionals and administrative and support personnel, with wide ranging and significant experience in the origination of both initial public offerings (“IPOs”) and follow-on public offerings, and strategic advisory engagements, as well as substantial experience with Special Purpose Acquisition Company (“SPAC”) financing transactions;

  In May 2008, we formed Aceras BioMedical LLC (“Aceras BioMedical”), a joint venture with an established team of biotech research and investment specialists (“Aceras Partners, LLC”), to make principal investments in promising products and early-stage companies in the biotechnology and life science sectors. Under the Aceras BioMedical joint venture agreement, we committed to funding up to $30.0 million overthe next five years for acquiring promising compounds and/or making investments in early-stagebiotechnology companies and Aceras BioMedical’s working capital requirements; and

  In June 2008, we acquired COSCO Capital Management LLC (“COSCO”), a private investment bank focused on the energy sector. The fixed purchase price was $10.1 million, $8.1 million of which was paid at closing by the delivery of $6.1 million in cash and 1,121,138 shares of restricted common stock of the Company valued at $2.0 million. The $2.0 million balance of the fixed purchase price is payable over the two year period following the closing date. Additionally, we will pay (a) up to a maximum of $4.0 million over the 21 month period following the closing in respect of certain revenue earned, but not yet received, under contracts acquired (of which $1.7 million was paid through December 31, 2008), and (b) certain other incremental payments based upon the acquired business achieving performance targets during the two year period following the closing. In addition, the acquisition of COSCO contained a 21 month contingency for additional contingent consideration to the selling shareholders, based on future revenues. This additional consideration, if earned, will be paid annually in a mix of cash and equity.

     Our strategic goal is to become a leading full-service investment banking firm for companies with significant and recurring capital needs. Our primary vehicles for achieving this goal have been strategic acquisitions, new hires and joint ventures.

Business Environment

     Despite the U.S. government’s recent stimulus plan in response to the economic and market turmoil that has been predominant since mid-2008, there is no assurance that the U.S. or global economy will recover in the near-term. As a result, it is difficult for us to predict how our business will perform during the current economic crisis. However, the recurring financing needs of our core client base generally require those clients to access the capital markets on a regular basis, not just opportunistically. In addition, we are not burdened with exposure to commercial paper or real estate risk and hold no investments in structured products or vehicles that have undergone client revaluations, such as collateralized debt obligations and credit default swaps, which have triggered the recent upheaval in the financial services industry.

(b) Financial Information about Industry Segments

     RRCG operates in only one industry segment. Revenues generated from operations, measures of profit or loss and total assets of RRCG are reported in “Item 8. Financial Statements and Supplementary Data.”

(c) Narrative Description of Business

Overview

     We are a full service investment bank dedicated to providing investment banking services to companies that have significant recurring capital needs due to their growth and development strategies. We also provide research and sales and trading services to institutional investor clients.

     Our current business began in 2002. Our strategy was to build an integrated investment banking platform focused on the life science sector, particularly biotechnology companies. In furtherance of this strategy, we recruited investment bankers, research analysts, traders and institutional sales people with expertise in the biotechnology sector from other investment banks, from academia and from companies that operate in that sector. As a result, since 2003, we have been a leading investment banking firm to biotechnology companies, a capital intensive market segment, as well as a leader in the Private Investment in Public Equity (“PIPE”) and Registered Direct (“RD”) Placements transaction markets.

     As we continued to expand our capital raising efforts for biotechnology companies, we concluded that many of the financing strategies and transaction structures that we have developed for biotechnology companies could be equally effective for companies operating in other sectors of the economy. However, expanding into new sectors of the economy would require significant amounts of capital. To that end, in October 2007 we consummated a public offering for the purpose of applying the net proceeds to the following: (i) expanding our presence in the life science sector; (ii) developing integrated investment banking platforms for other sectors that have characteristics similar to those of life science (i.e., high-risk, high-yield businesses with significant and recurring capital requirements); (iii) enhancing our investment banking expertise and broadening our product and service offerings, with a particular emphasis on underwritten public offerings; (iv) developing platforms for principal business investment that leverage off of our sector expertise; and (v) establishing a physical presence in other major markets both in the United States and abroad. As of December 31, 2008, we have made significant progress on each of these objectives.

  We expanded our presence within the life science sector.

  Through acquisitions, we established investment banking platforms in two significant sectors – metals/mining and energy.

  We created the GCM Group, hiring professionals and administrative and support personnel, to focus on IPOs and follow-on public offerings.

  We formed a joint venture with experts in the biotechnology sector to make principal investments in that area.

  We added offices in Houston, Texas, and Calgary, Alberta, Canada.

Our Business

     Our business consists of: (a) investment banking, which includes corporate finance and strategic advisory services; (b) sales and trading; (c) equity research; and (d) principal transactions.

     Investment Banking

     Our investment banking professionals focus on providing corporate finance and strategic advisory services to public and private companies. As of December 31, 2008, our investment banking group consisted of 16 senior managing directors and managing directors, who focus on originating, structuring and placing transactions. Nine of these senior bankers were hired in 2008. A significant majority of our investment banking revenues is earned from public companies with a market capitalization below $500 million. We aim to provide these companies with capital origination services and strategic advice throughout their various stages of development.

     Corporate Finance

     We are corporate finance specialists and plan to continue to focus primarily on financing transactions. Our in-depth knowledge of a particular sector enables us to develop financing strategies, transaction structures and financing instruments that simultaneously address issuers’ needs for capital and the investment community’s need to balance risk and reward. We offer our clients a broad range of financing alternatives including private placements, PIPEs, RDs and underwritten public offerings.

  Private Placements. These transactions involve sales of unregistered securities. In most cases the issuer is a private company, although public companies can undertake private placements as well.
  The securities sold may be common or preferred equity, debt, convertible debt, or derivatives,such as warrants. The debt could be secured or unsecured, senior, mezzanine or subordinated.Many of these transactions involve units, which include more than one class of securities.

  Private Investment in Public Equity, or “PIPE.” In these transactions, a publicly-traded reporting company sells unregistered securities of a class, and/or convertible or exchangeable for a class, that is already publicly traded. Generally, the issuer is obligated to register the securities within a specified period after the transaction closes.

  Registered Direct Offerings, or “RD.” These transactions are direct placements of securities that have been registered under a “shelf” registration statement and, therefore, are immediately tradable.

  Public Offerings. These transactions involve securities that have been registered and that are listed or traded on an exchange. The offering may constitute an “initial public offering” by a private company or a “follow-on offering” by an existing public company.

     In 2008, we completed 50 financing transactions. The aggregate amount raised in these financing transactions was $699.0 million, which generated $43.5 million of investment banking revenues for the Company. In a majority of these transactions we were either the lead investment bank or the only investment bank. In addition, we are a recognized industry leader in PIPE and RD financing transactions. From January 1, 2003 through December 31, 2008, we executed over 240 PIPE and RD financing transactions in the aggregate, which raised in excess of $3.8 billion in the aggregate.

     Strategic Advisory Services

     We also provide strategic advisory services on a broad range of transactions including mergers, acquisitions and asset sales. We are involved at each stage of these transactions, from initial structuring to final execution.

     Sales and Trading

     As of December 31, 2008, our sales and trading unit included seven sales people, four sales traders and two traders. They focus on executing trades for institutional investor clients in the United States and Europe. As of December 31, 2008, we were a market-maker for 249 stocks.

     Equity Research

     As of December 31, 2008, our research department included ten senior analysts: six who cover the life science sector; one who covers the metals/mining sector; one who covers the energy sector; and two who cover other sectors. These senior analysts are supported by 12 associate analysts. As of December 31, 2008, the research department covered 139 companies.

     Principal Transactions

     To date, our merchant banking efforts have been comprised primarily of making limited principal investments in several PIPE and RD financing transactions where we also acted as the placement agent, and obtaining equity ownership stakes in publicly-traded “shell” companies, i.e., reporting companies that have no active trade or business and nominal assets, that were subsequently merged with operating private companies through reverse mergers or CAPs® (Collateralized Acquisition Pools®) arranged by us. Under the Aceras BioMedical joint venture agreement, we committed to funding up to $30.0 million over five years for acquiring promising compounds and/or making investments in early-stage biotechnology companies and Aceras BioMedical’s working capital requirements.

     Industry Leading Conferences

     Our investment conferences are industry-leading events that bring together companies, institutional investors, business development executives and experts from our targeted sectors. The conferences are designed to facilitate interactions of companies in our targeted sectors with potential investors and strategic partners. The conferences also provide an opportunity to exchange ideas and build relationships and provide an opportunity for the participating companies and investors to build relationships.

     At our most recent conference held in New York City in November 2008, we had 520 presenting companies and over 3,400 attendees and at our conference held in Monaco in May 2008, we had 150 presenting companies and over 550 attendees. Our conferences emphasize “small-cap” and “mid-cap” companies and bring together company executives, scientists, industry specialists, venture capitalists and other institutional investors and feature company presentations, panel discussions and one-on-one meetings between company managements and investors.

Business Model

     As previously discussed, our business strategy is to provide corporate finance, strategic advisory and related services to companies that have significant recurring capital needs due to their growth and development strategies. Currently, we focus primarily on three sectors:

  life sciences, including biotechnology, medical device, pharmaceutical and healthcare services companies;

  metals and mining, including steel (manufacturing and distribution) and natural resource exploration companies; and

  energy, including oil and gas and alternative energy companies.

     Historically, we have been one of the leaders in the PIPE and RD transaction markets, particularly for biotechnology companies. More recently, we have expanded our product offerings to include underwritten public offerings and have created the GCM Group to focus on these types of financing transactions.

     PIPE and RD Financing Transactions

     PIPE and RD financing transactions provide public companies with effective and viable alternatives to raising capital through public follow-on offerings. In a PIPE, a public reporting company sells unregistered securities to investors in a private placement transaction and obligates itself to file, and process to effectiveness, a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) covering the resale of the securities by the investors within a specified period after the financing closes. The investors cannot sell the securities until the registration statement becomes effective, or an exemption from registration is available for the resale of the securities. In a RD, a public reporting company sells directly to investors securities that are covered by what is commonly referred to as a “shelf” registration statement (a registration statement that was previously declared effective by the SEC) in a financing transaction commonly referred to as a “shelf takedown.” Since these securities are issued pursuant to an effective registration statement, the investors can immediately resell them after the completion of the transaction. We believe that both PIPE and RD financing transactions offer the advantages of greater speed, lower cost and more efficient execution over public follow-on offerings.

     Use of PIPE and RD financing transactions as alternatives to public follow-on offerings has grown significantly in recent years. From 2003 through 2007, the number of PIPE and RD financing transactions increased every year. Since 2003, the amount of capital raised using PIPE and RD financing transactions has increased every year. Sagient Research Systems, the leading provider of research, data, and analytics covering PIPE and RD financing transactions, and a widely quoted and used industry resource, publishes “PlacementTracker,” which aggregates PIPE and RD financing transactions together for the purposes of its league tables and other statistical data. The following statistical data related to PIPE and RD financing transactions is taken from PlacementTracker. In 2003, there were in the aggregate 947 PIPE and RD financing transactions completed raising more than $14.4 billion in the aggregate. In 2004, there were in the aggregate 1,314 PIPE and RD financing transactions completed raising more than $17.1 billion in the aggregate. In 2005, there were in the aggregate 1,353 PIPE and RD financing transactions completed raising more than $20.7 billion in the aggregate. In 2006 there were in the aggregate 1,377 PIPE and RD financing transactions completed raising more than $28.6 billion in the aggregate. In 2007, there were in the aggregate 1,448 PIPE and RD financing transactions completed raising more than $83.5 billion in the aggregate. In 2008, there were in the aggregate 1,040 PIPE and RD financing transactions completed raising more than $121.6 billion in the aggregate.

     We completed our first PIPE and RD financing transactions in 2002 and since then have become a leader in this space. The table below sets forth the number of PIPE and RD transactions completed by us and the aggregate amount raised by us in those transactions from 2003-2008. The information in the table below is derived from data published by PlacementTracker.

	Number of	Dollars Raised (In
Period	Transactions	millions)
2003	31	>$400
2004	38	>$590
2005	29	>$460
2006	45	>$850
2007	53	>$930
2008	44	>$580

     According to PlacementTracker, in each of calendar years 2003, 2005, 2006, 2007 and 2008, we were the leading investment bank in terms of the aggregate number of PIPE and RD financing transactions completed, and in calendar year 2004 we were the number two investment bank in terms of the aggregate number of PIPE and RD financing transactions completed.

     We believe there is a significant opportunity for continued growth in this space given issuers’ continuing desire to identify and pursue faster and less costly financing alternatives to traditional follow-on public offerings and institutional investors’ continuing interest in participating in these financing transactions. This is particularly true in the current economic climate where the public capital markets are not readily accessible.

     We focus on those sectors of the economy that have significant and recurring financing needs, requiring the companies that operate within those sectors to access the capital markets on a regular basis, not just opportunistically. For example, biotechnology companies require new capital on a regular basis to develop and fund new products and services. We believe that similar dynamics apply to the metals/mining and energy sectors, which we entered in 2008.

Competitive Strengths

     Sector Focus

     We believe that our approach of creating integrated investment banking platforms that focus on specific sectors of the economy enables us to establish ourselves as one of the leading investment banks to these sectors. An integrated platform includes investment bankers, research analysts, traders and institutional sales people, all devoted to companies operating in the specific sector. Team members are all knowledgeable and, in some cases, experts in this area. We believe this specialization produces a combination of financial and technical expertise, allowing us to better understand and service the strategic and financing needs of our clients and deliver differentiated advice that our clients require and appreciate when addressing complex financing issues and making important strategic decisions.

     Our strengths include:

Focus on financing transactions. With the expansion of our GCM Group, we have the added ability to offer our clients a broad range of financing transactions across a variety of sectors, including private placements, PIPEs, RDs, IPOs and follow-on underwritten public offerings.

Development of innovative solutions. Our in-depth knowledge of the sector enables us to develop financing strategies, transaction structures and financing instruments that simultaneously address issuers’ needs for capital and the investment community’s need to balance risk and reward.

Focused equity research. Our sector-focused research teams look to uncover market opportunities and develop recommendations that will enhance our clients’ investment returns.

Industry leading conferences. Our industry-leading investment conferences bring together issuers, institutional investors, business development executives and industry and sector experts. Our conferences are an effective marketing tool for us and provide an opportunity for us to facilitate relationship building between the participating companies and investors.

     Experienced Professionals with Deep Knowledge and Broad Skills

     We have created an entrepreneurial, performance-oriented corporate culture that attracts professionals who share a reputation for sector expertise, strong execution skills and a history of successful transactions. We have fielded for years a team of professionals with extensive track records of success in the biotechnology sector and with PIPE and RD financing transactions. As a result of our acquisition of Miller Mathis and COSCO, we now also boast a team of highly knowledgeable professionals in the metals/mining and energy sectors. In addition, in May 2008 we hired nine people, including professionals and support personnel, for our GCM Group. As a result, we now have a team of highly knowledgeable professionals experienced in underwritten public financing transactions.

     Strong Client Relationships

     We place great emphasis on developing and nurturing long-term relationships with both our clients and the investment community, such as hedge funds, venture capital funds and private equity funds. Our investment banking professionals have established relationships with senior executives at many of the companies and institutions that we target. Consequently, we have been able to expand our distribution and placement capabilities, enabling us to raise significant amounts of capital for our clients. We strive to build lasting relationships with clients by providing services appropriate to each stage of a company’s development. We believe our strong client relationships are a result of the high level of service we provide. We provide our clients with frequent and consistent interaction with our senior professionals who are actively involved in all stages of our client engagements. This senior level of involvement enables us to apply our collective judgment and experience to achieve an optimal result in the context of a client’s objectives.

Competition

     All aspects of our business are intensely competitive. Our competitors are other investment banks, brokerage firms, merchant banks and financial advisory firms. We consider our primary competitors to include the following firms:

Canaccord Adams, Inc.	Leerink Swann & Co.

Cowen Group, Inc	Merriman Curhan Ford Group, Inc.

Jefferies Group, Inc.	Oppenheimer & Co. Inc.

JMP Group, Inc	Piper Jaffray Companies.

Ladenburg Thalmann Financial Services, Inc.	Roth Capital Partners, LLC

Lazard Ltd.	Thomas Weisel Partners Group, Inc.

     In addition, if we continue to expand into new sectors, we are likely to face competition from other firms.

     We compete on a national, regional and local level as well as on product and business-line bases. Some of our competitors have teams that specifically focus on the same sectors, and some of them specialize in the same types of financing transactions that we specialize in – namely, private placements, PIPEs, RDs, IPOs and follow-on public offerings. We do not believe that our competitors have the same level of expertise as we do with PIPE and RD financing transactions or in our target sectors. Many of our competitors, however, have substantially greater capital and resources than we do and offer a broader range of financial products. We believe that the principal factors affecting competition in our business include client relationships, reputation, quality and price of our products and services, market focus and the experience of our professionals.

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

Government Regulation

     Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of participants in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. R&R, our wholly-owned subsidiary, is registered as a broker-dealer with the the SEC and FINRA and in 49 states. Accordingly, R&R is subject to regulation and oversight by the SEC and FINRA, a self-regulatory organization, which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms. State securities regulators also have regulatory or oversight authority over R&R. Our business may also be subject to regulation by foreign governmental and regulatory bodies and self-regulatory authorities in other countries.

     Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, R&R is subject to the SEC’s uniform net capital rule, Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. The SEC has adopted rule amendments that establish alternative net capital requirements for broker-dealers that are part of a consolidated supervised entity. As a condition to its use of the alternative method, a broker-dealer’s ultimate holding company and affiliates (referred to collectively as a “consolidated supervised entity”) must consent to group-wide supervision and examination by the SEC. If we elect to become subject to the SEC’s group-wide supervision, we will be required to report to the SEC computations of our capital adequacy.

     The research areas of investment banks have been and remain the subject of increased regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in Sarbanes-Oxley Act of 2002 (“SOX”), the SEC, the the New York Stock Exchange (“NYSE”), NASDAQ and FINRA adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. In addition, in 2003 and 2004, a number of securities firms in the United States reached a settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into their equity research analysts’ alleged conflicts of interest. Under this settlement, to which we were not a party, the firms have been subject to certain restrictions and undertakings. In addition, the settlement imposes restrictions on the interaction between research and investment banking departments, and these securities firms are required to fund the provision of independent research to their customers. In connection with the research settlement, the firms also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in public offerings to executives and directors of public companies. The SEC has proposed amendments to Regulation M that would further affect the manner in which securities are distributed and allocated in registered public offerings, and FINRA has proposed similar rulemaking in this area. We cannot fully predict the practical effect that such restrictions or measures will have on our business. Furthermore, the SEC, the NYSE, NASDAQ and FINRA may, in the future, adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest in the future.

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

     During 2006, 2007 and 2008, we have received ongoing inquiries from FINRA relating to our participation in resale registration offerings that register securities placed in private placement financing transactions in which we acted as placement agent. The inquiries have focused on whether the offerings contemplated by such resale registration statements are subject to the filing requirements set forth in Rule 5110 of FINRA Conduct Rules (“Rule 5110”) and FINRA Notice to Members 88-101. A Rule 5110 filing seeks approval from FINRA as to the fairness of the compensation received, or to be received, by a member in a financing transaction covered by the rule. The rule generally covers a member that is “participating” in a public offering, the definition of which is currently the subject of industry discussion and debate. We have responded to each such inquiry, and to our best knowledge, such responses have been to the satisfaction of the inquiring party. We expect that FINRA may seek further information from us. We have never been advised by FINRA that we are, or were, a target in connection with any inquiry or investigation relating to Rule 5110.

Risk Management and Compliance

     Risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and expose participants to a variety of risks. The principal risks we face are credit, market, liquidity, legal, reputation and operational risks. We consider risk management to be of paramount importance in our day-to-day operations. Consequently, we devote significant resources, including investments in personnel and technology, to the measurement, analysis and management of risk. While risk cannot be eliminated, we seek to mitigate it through a strong internal control environment, with multiple overlapping and reinforcing elements. We developed policies and procedures to identify, measure and monitor the risks involved in our sales and trading and investment banking activities. We apply sound practical judgment before transactions occur to ensure appropriate risk mitigation is in place. We accomplish this objective by allocating the use of capital to each of our business units, establishing trading limits and setting credit limits for individual counterparties.

     The challenge is balancing risk versus return. Our objective is to achieve adequate returns from each of our business units commensurate with the risks inherent in those units. Nonetheless, the effectiveness of our approach to managing risks can never be completely assured. For example, unexpected large or rapid movements or disruptions in one or more markets or other unforeseen developments could have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in the value of our portfolio of securities and warrants and increases in our credit exposure to customers and trading counterparties and general systemic risk.

Employees

     As of February 28, 2009, we had approximately 130 full-time employees, of which all but 11 are based in our principal offices in New York City. We are not a party to any collective bargaining agreements and we have not had any work stoppages. We consider our relations with our employees to be good.

Corporate Information

     Our principal executive office is located at 1251 Avenue of Americas, 20th Floor, New York, New York 10020, and our telephone number is (212) 356-0500. We also have offices in Houston, Texas, Boston, Massachusetts, and Calgary, Alberta, Canada. Our corporate website address is www.rodm.com. Information contained on our website is not incorporated by reference into this report and you should not consider information contained on, or accessible through, our website as part of this report.

(d) Financial Information About Geographic Areas

     In 2008 and 2007, RRCG derived certain revenues from business outside of the United States; however, such revenues were not material. In 2006, RRCG derived all of its revenues from business within the United States. Financial information concerning RRCG’s operations is reported in Item 8, Financial Statements and Supplementary Data.

(e) Available Information

     RRCG’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments are available on the SEC’s internet website at www.sec.gov.

     The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 Fifth Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. As noted above, the SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

Item 1A. Risk Factors

     The following are certain risk factors that could affect our business, financial position and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you buy our common stock or other securities, you should know that making such an investment involves risks, including the risks described below. The risks that have been highlighted below are not necessarily the only risks of our business. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock or other securities could decline, and you may lose all or part of your investment. Certain risk factors that could cause actual results to differ materially from our forward-looking statements include the following:

Risks Related to Our Business

We have limited cash and cash equicalents and rely on cash flow from operations to operate our business.

     At February 28, 2009 we had cash and cash equilavents of approximately $12.5 million ($21.8 million at December 31, 2008). Our capital requirements have been and will continue to be significant. Historically, we have relied upon cash flow from operations to fund our working capital needs. In light of current market and economic conditions it is difficult, if not impossible, to predict the timing or likelihood of generating revenues. In the event that we do not generate adequate cash flow from operations to fund our working capital needs we will need to raise working capital through a debt or equity financing, if available, or curtail operations.

Limitations on our access to capital could impair our ability to expand our businesses.

     Liquidity, or ready access to funds, is essential to financial services firms, including ours. R&R, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC, FINRA and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to expand our business. Furthermore, there are laws that authorize regulatory bodies to block or reduce R&R’s ability to distribute funds to us. As a result, regulatory actions could impede our access to funds that we need to make payments on obligations or dividend payments. In addition, because we hold equity interests in our subsidiaries, our rights as an equity holder to the assets of these subsidiaries may not materialize, if at all, until the claims of the creditors of these subsidiaries are satisfied.

We derive a significant portion of our revenues from the life science sector, primarily from biotechnology companies. Adverse developments or a decline in investor interest in this sector could harm our business.

     In 2008, 2007 and 2006, 59.0%, 70.0% and 60.4%, respectively, of our revenues were derived from the life science sector. Although this percentage may decrease over time, we anticipate that the life science sector (primarily biotechnology companies) will continue to account for the largest portion of our revenues in the foreseeable future. The life science sector is known for its volatility due to a number of factors including the following:

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

Despite our expansion into other sectors, our revenue and net profits will continue to be subject to the volatility of the life science sector, which could have a detrimental impact on our results of operations.

Our growth may depend on our ability to complete acquisitions and integrate operations of acquired businesses and personnel.

     We deployed a significant portion of the net proceeds of the October 2007 financing to acquire businesses and to hire additional bankers and research analysts. We cannot assure you that any of the transactions that we have already completed or that we may complete in the future will be successful and we may not realize the anticipated benefits of these transactions. In fact, these transactions may cause margin fluctuation or otherwise have a material adverse effect upon our operating results.

     Achieving the benefits of acquisitions and new hiring depends on the timely, efficient and successful execution of a number of post-transaction events, including, in the case of acquisitions, integrating the acquired business, personnel, systems and operations into our business platform, operations and reporting and information systems. In the case of new hires and joint ventures, the post-transaction challenges include integrating the new people into our corporate culture and managing them properly. Our ability to integrate new businesses and new hires may be adversely affected by many factors, including the size of the business acquired, the number of and the personality of the people involved and the allocation of our limited management resources among various integration efforts. Integration and management issues may also require a disproportionate amount of our management’s time and attention and distract our management from running our historical businesses.

     In connection with future acquisitions, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions and hiring new personnel. For example, in the case of acquisitions, our results of operations will be impacted by expenses, including legal and accounting fees, incurred in connection with the transaction, amortization of acquisition-related intangible assets with definite lives and by additional depreciation expense attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities may be limited. Our ability to make any future acquisitions may depend upon obtaining additional financing. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

A principal transaction platform, in which we will invest our own capital, will expose us to a significant risk of capital loss.

     Principal investing involves numerous risks, including illiquidity, loss of invested capital and revaluation. In the past, we have used a portion of our own capital in a variety of principal investment activities, including purchasing “shell” companies to be used in connection with future financing transactions. From time to time we also purchase securities offered in financing transactions for which we are acting as placement agent. We also hold a portfolio of equity securities, including stock and warrants that we received as part of our compensation in connection with investment banking assignments. Recently, we committed ourselves to investing up to $30 million over five years in Aceras BioMedical, which will use those funds to purchase promising compounds or equity securities in early stage companies in the life science and/or biotechnology sectors and for working capital. Other principal investing activities may involve purchasing securities in other high-risk financings of early-stage, pre-public, mezzanine or turn-around companies. These securities are likely to be restricted as to resale and may in any event, be highly illiquid. For example, in the case of investments in marketable securities, principal investments could be significant relative to the overall capitalization of the company in which we invest. Resale of a significant amount of these securities might adversely affect their market and/or sales price. Moreover, the companies in which we invest may rely on new or developing technologies or novel business models or concentrate on markets which have not yet developed and which may never develop sufficiently to support successful operations. Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that general market conditions will not cause the market value of our investments to decline. For example, an increase in interest rates, currency fluctuations, a general decline in the stock markets, or other market conditions adverse to companies of the type in which we may invest could result in a decline in the value of our investments or a total loss of our investment. This could materially and adversely impact our financial results and the price of our common stock.

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

We derive most of our revenues from investment banking engagements, including placement agent and underwriting fees and strategic advisory fees, which also have higher profit margins than our other categories of revenue. For the years 2008, 2007 and 2006, investment banking transactions accounted for 84.3%, 84.5% and 85.3%, respectively, of our revenues excluding principal transactions. In addition, a significant portion of our investment banking revenue derives from publicly-traded companies in the life science sector. In 2008, we acted as sole or lead manager in connection with 44 financing transactions, of which 30 were on behalf of companies in the life science sector. Most of our investment banking clients are public companies and many of them have little or no revenue. From January 1, 2003 through December 31, 2008, our corporate finance transactions ranged from $1.0 million to $163.0 million.

     Our future growth still largely depends on our ability to generate significant placement agent and underwriting fees. To do so, we must: (i) continue to build up our expertise in the life sciences, metals/mining and energy sectors and consider expansion into new sectors; (ii) increase the volume of corporate finance transactions in which we act as sole or lead manager; and (iii) actively solicit engagements for larger transactions. Significant factors affecting this strategy include our relatively small size and competition from larger investment banks. We cannot assure you that we will be able to compete effectively for new investment banking engagements. If we are unable to increase our investment banking revenue, our rate of growth will be adversely affected, which may cause the price of our common stock to decline.

Our future success depends on our ability to continue to expand our investment banking services into sectors of the economy other than biotechnology.

     For the years 2008, 2007 and 2006, investment banking revenues from companies in sectors other than biotechnology and life science were 41.0%, 30.0% and 39.6%, respectively, of our total revenues. Since we did not have any particular expertise in sectors other than biotechnology prior to the second quarter of 2008, we relied, in part, on our relationships with institutional investors and private equity funds to introduce us to companies that need capital and on our own ability to identify opportunities to which we can apply our corporate finance know-how. We cannot assure you that we will be able to continue to receive referrals from institutional investor sources or that our recent expansion into the metals/mining and energy sectors will result in additional investment banking revenues or that our recently hired investment banking teams will be successful in generating new investment banking assignments.

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

     Market conditions and valuations for companies in the life science, metals/mining and energy sectors, as well as general market conditions, can materially affect our financial performance. The nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make our future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year-to-year and quarter-to-quarter depending on whether and when transactions are completed and the number, size and type of transactions completed. In particular, recent volatility in the capital markets may lead to disruptions that delay or eliminate revenue opportunities.

Our results may be adversely affected in future periods by the volatility of financial instruments in our portfolio.

     We may engage in large block trades in a single security or maintain large position concentrations in a single security or warrant, securities or warrants of a single issuer, or securities or warrants of issuers engaged in a specific industry. Any downward price movement in these securities or warrants could result in a reduction of our revenues and profits in the future.

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

We depend on the services of a limited number of key executives and the loss of their services would have a material adverse effect on us.

     We depend on the efforts and reputations of Michael Vasinkevich, our Vice Chairman, Edward Rubin, our Chief Executive Officer and President, and John J. Borer III, Head of Investment Banking. Their reputations and relationships with clients and potential clients are critical elements in expanding our business, and we believe our historical and future performance is strongly correlated to their involvement to date and their continued involvement in our operations. The loss or reduction of the services of any of Messrs. Vasinkevich, Rubin and/or Borer, due to death, disability, termination of employment or regulatory restriction, could have a material adverse effect on our operations, including our ability to attract new company clients and to raise capital from institutional investors.

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

The investment banking industry is highly competitive. If we fail to address the challenges posed by this competition, we could lose our leading position in these areas, causing our operating results to suffer.

     The investment banking industry is intensely competitive, particularly in those areas in which we specialize (i.e., biotechnology and life science, metals/mining and energy, and PIPE and RD transactions), and we expect it to remain so for the foreseeable future. We have experienced intense price competition in our various businesses. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, could adversely affect our revenues, even as the size and number of our investment banking transactions may increase. Many of our competitors are larger, have greater financial and other resources and longer operating histories than we have, giving them a significant competitive advantage. We consider our principal competitors to include Canaccord Adams, Inc., Cowen Group, Inc, Jefferies Group, Inc., JMP Group, Inc, Ladenburg Thalmann Financial Services, Inc., Lazard Ltd., Leerink Swann & Co., Merriman Curhan Ford Group, Inc., Oppenheimer & Co., Inc., Piper Jaffray Companies, Roth Capital Partners, LLC, and Thomas Weisel Partners Group, Inc. If we expand our business into new sectors and new business lines, we will face competition from other firms as well. We compete on the basis of a number of factors, including the scope and quality of services, price, market focus and industry knowledge, client relationships and reputation. Larger firms provide a broader range of investment banking services to their clients than we do. If we do not address these competitive factors successfully, we may not be able to execute our strategy or even maintain our existing market share. In either case, our operating results would suffer as would the price of our common stock.

We will likely face competition from larger investment banking firms. In order to compete with them, we may have to increase our operating expenses significantly and/or make larger commitments of capital in our trading and underwriting business. This increases the potential for capital loss, which could adversely impact our operating results.

     We are a relatively small investment bank. Primarily because of the types of transactions in which we specialize and the relatively small size of those transactions, historically we have tried to avoid competing with larger investment banks. However, we expect this to change as we pursue investment banking opportunities with larger companies and engagements for larger transactions. Larger investment banks not only offer a broader range of products and services than we do, they also have significantly greater financial and marketing resources than we do, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and may have more established relationships with clients than we have. Thus, they are better able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share. For example, many of our larger competitors have the ability to support investment banking with commercial banking, insurance and other financial services, which has resulted, and could further result, in pricing pressure in our businesses.

     In addition, financial services firms have begun to make larger and more frequent commitments of capital in many of their activities. In order to win business, they are increasingly committing to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is typically completed before an investment bank commits to purchase securities for resale. They are willing to provide debt financing out of internal funds, often giving them a significant competitive advantage. Because we do not have the resources to match these investment banking firms, we may be unable to compete as effectively for larger clients and larger transactions. In that case, we may not be able to execute that part of our strategy, which could have an adverse impact on our operations and financial condition.

Our ability to retain our senior professionals and recruit additional professionals is critical to our strategy and our failure to do so may adversely affect our reputation, business, results of operations and financial condition.

     Our ability to obtain and successfully execute the transactions that generate a significant portion of our revenues depends upon the reputation, judgment, business generation capabilities and project execution skills of our senior professionals. The reputations of our senior professionals and their relationships with our clients are a critical element in obtaining and executing client engagements. Accordingly, retaining these particular employees is critical to our future success and growth. In addition, we may add investment bankers and other financial professionals. However, turnover in the investment banking industry is high and we encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds and private equity funds. We have experienced departures of investment banking and other professionals in the past and losses of key employees may occur in the future. As a result of such departures, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. We cannot assure you that our efforts to recruit and retain the required personnel will be successful as the market for qualified financial professionals is extremely competitive. Similarly, we cannot assure you that our compensation arrangements and non-competition and non-solicitation agreements with our key employees are broad or effective enough to deter or prevent employees from resigning, joining or forming competitors or soliciting our clients. Further, we cannot assure you that we could successfully enforce our rights under those agreements. If we are unable to retain our senior professionals and/or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected.

Our compensation policy may adversely affect our ability to recruit, retain and motivate our senior managing directors and other key employees, which in turn could adversely affect our ability to compete effectively and to grow our business.

     The target for our total compensation and benefits expense is currently 55% of total consolidated cash revenues. This target includes equity, equity-based incentives and other non-cash employee benefits. Our reliance on equity and equity-based incentives for a significant portion of the compensation package we pay to our senior executives may not be effective, especially if the market price of our common stock continues to decline, as it has over the last year. This compensation policy could adversely impact the overall compensation our key employees, including our senior executive officers and managing directors, may receive. Our senior executives and managing directors may receive less compensation under this formula than they otherwise would receive at other firms, which would make it more difficult for us to retain our key employees, including our senior executives and managing directors, and attract new key employees.

If we are unable to manage our growth successfully, we may not be able to sustain profitability. Continued growth may place significant demands on our operational, administrative and financial resources.

     Our rapid growth has caused, and if it continues, will continue to cause, significant demands on our operational, administrative and financial infrastructure and increase our expenses. If we do not effectively manage our growth, the quality of our services could suffer, which would adversely affect our operating results and our reputation. If we continue to grow, we will have to hire, train and manage a larger work force and improve our financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may incur significant additional expenditures to address these issues, further impairing our financial condition and profitability. We cannot assure you that we will be able to manage growth effectively and any failure to do so could adversely affect our ability to generate revenues and control expenses.

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

     We outsource various aspects of our technology infrastructure, including data centers, disaster recovery systems, and wide area networks, as well as some trading applications. We depend on our technology providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have experienced disruptions on occasion, none of which has been material to our operations or results. However, we cannot assure you that future disruptions with these providers will not occur or that their impact would not be material.

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

     In connection with our conversion from a limited liability company to a corporation, we entered into agreements that provide for us to indemnify our former members against certain tax liabilities relating to periods before we effected the exchange on July 10, 2007 (the “Exchange”). If we are required to make payments under these indemnification agreements, our financial condition could be adversely affected.

Risks Related to Our Industry

Difficult market conditions can adversely affect our business in many ways, which could materially reduce our revenue or income.

     Our business, operating results and financial condition has been materially and adversely affected by adverse conditions in the global financial markets and adverse economic conditions throughout the world since the third quarter of 2007. 2008 was particularly difficult, marked by the failure or near failure of a number of large and prestigious firms in the financial services industry. We expect that these conditions will persist well into 2009 and possibly beyond. We have no control over the political events and the global and local economic developments that influence market conditions and dynamics.

     Our revenues are directly related to the volume and value of investment banking transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and size of these transactions decrease, thereby reducing the demand for our services and increasing price competition among financial services companies seeking those engagements. Our results of operations have been adversely affected by reductions in the volume and size of corporate finance transactions. Similarly, weakness in equity markets and diminished trading volume of securities have adversely impacted our sales and trading business. Finally, the general decline in the value of securities has adversely impacted our investment portfolio. Our profitability has also been adversely affected by our fixed costs and our inability to scale back other costs within a time frame sufficient to match any decreases in revenue relating to market and economic conditions.

Significantly expanded corporate governance and public disclosure requirements may result in fewer public offerings and discourage companies from engaging in capital market transactions, which may reduce the number of investment banking opportunities available for us to pursue.

     Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted the U.S. Congress, the SEC, NYSE and NASDAQ to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forego public offerings or elect to be listed on foreign markets, our underwriting business may be adversely affected. In addition, provisions of SOX and the corporate governance rules imposed by self-regulatory organizations and stock exchanges have diverted the attention of many companies away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that either are or are planning to become public companies are incurring significant expenses in complying with the SEC reporting requirements relating to internal controls over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

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

     Financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted, and regularly review and update, various policies, controls and procedures to address or limit actual or perceived conflicts. However, appropriately addressing conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to appropriately address conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs and additional operational personnel. Failure to adhere to these policies and procedures may result in regulatory sanctions or litigation against us. For example, the research operations of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking professionals at securities firms. A number of securities firms in the United States reached a global settlement in 2003 and 2004 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into the alleged conflicts of interest of research analysts, which resulted in rules that have imposed additional costs and limitations on the conduct of our business.

PIPE transactions have been subject to intense regulatory scrutiny over the last few years. To the extent the investor interest is reduced as a result, our business will be adversely affected.

     A significant factor in our growth to date has been our leading position as placement agent in PIPE transactions. These transactions usually can be accomplished in less time and at less cost than registered public offerings. Various regulatory and governmental agencies, including the SEC, have been reviewing PIPE transactions. Periodically, we receive requests for information from the SEC and other regulatory and governmental agencies regarding PIPEs in general or regarding specific transactions. In most cases, these communications include a request for copies of transaction documents. We always comply with these requests. If the SEC or any other regulatory agency promulgates regulations that make it more difficult or expensive to consummate PIPE transactions, investors and issuers may prefer other financing strategies, such as registered public offerings. Since underwriting registered public offerings has not historically been a significant source of revenue for us, any decline in the number of PIPE transactions could have a material adverse impact on our business, operations and financial condition, which may cause the price of our common stock to decline.

Our exposure to legal liability is significant, and damages and other costs that we may be required to pay in connection with litigation and regulatory inquiries, and the reputational harm that could result from legal action against us, could adversely affect our businesses.

     We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been significant. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, employment claims, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements.

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

     Over the past number of years, there have been a number of highly-publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that adversely affects our business. For example, we often deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. The violation of these obligations and standards by any of our employees would adversely affect us and our clients. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our business could be adversely affected.

Risks Related to Our Common Stock

Historically, there has been a limited public market for our common stock. We cannot assure you that an active trading market for our common stock will ever develop or be sustained.

     Since October 16, 2007, our common stock has been listed on the NASDAQ Global Market, trading under the symbol “RODM”. Our stock is thinly traded. We cannot assure you that an established and liquid trading market for our stock will ever develop or continue if it does develop. Accordingly, investors should consider the potential lack of liquidity and the long-term nature of an investment in our common stock prior to investing.

The market price of our common stock may be volatile.

     Since October 16, 2007, the day our stock commenced trading on the NASDAQ Global Market, through March 10, 2009, the closing sales price of our common stock has fluctuated from $6.25 to $0.19. This wide range could be attributable to a number of factors including one or more of the following:

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

     As a result, shares of our common stock may trade at prices significantly below the price you paid to acquire them. Furthermore, declines in the price of our common stock may adversely affect our ability to conduct future offerings or to recruit and retain key employees, including our managing directors and other key professional employees.

If we are unable to satisfy Nasdaq’s Maintenance Requirements, including a bid price of not less than $1.00 that we are currently out of compliance with, our common stock may be delisted from Nasdaq, which could impair the liquidity and the value of our common stock.

     While the shares of our common stock met current Nasdaq listing requirements when initially listed and are currently included on Nasdaq, there can be no assurance that we will meet the criteria for continued listing. Continued listing on Nasdaq generally requires that (i) we maintain at least $2,500,000 in stockholders equity, or $35,000,000 in market capitalization, or $500,000 in net income for either the last fiscal year, or two out of the last three fiscal years, (ii) the minimum bid price of our common stock be $1.00 per share, (iii) there be at least 500,000 shares in the public float valued at $1,000,000 or more, (iv) our common stock has at least two active market makers, and (v) our common stock be held by at least 300 holders. In December 2008, in response to market conditions, Nasdaq announced a moratorium on delisting proceedings against listed companies based solely on the failure to maintain compliance with the minimum $1.00 bid price requirement. This moratorium is in effect until April 20, 2009 and there is no assurance that Nasdaq will extend it. Our common stock is currently traded under $1.00, and if we are unable to satisfy Nasdaq’s maintenance requirements, our securities may be delisted from The Nasdaq Global Market. In that event, trading, if any, in our common stock would be conducted in the over-the-counter market in the so-called “pink sheets” or the NASD’s “OTC Bulletin Board.” Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of us, and lower prices for our securities than might otherwise be obtained.

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

     As of February 28, 2009, our largest stockholder, Paul Revere, LLC (“Revere”), owns approximately 36% of our outstanding common stock. Revere is owned one-third by our Chief Executive Officer and President and two-thirds by a trust, the beneficiaries of which are the wife and children of our Vice Chairman. In addition, our other senior executive officers collectively own approximately 7% of our common stock. As a result, our public stockholders have limited influence over the election of directors, management, company policies or major corporate decisions that require the consent of stockholders owning a majority of our issued and outstanding shares of common stock, such as mergers, consolidations and the sale of all or substantially all of our assets. This could adversely impact the market value of our common stock.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     Our corporate headquarters are located in New York City on the 20th floor at 1251 Avenue of the Americas, where we sublease 40,300 square feet under a lease that expires in October 2013. In addition, we have offices in Houston, Texas, Boston, Massachusetts and Calgary, Alberta, Canada.

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

     The following constitute our material pending legal proceedings as of the date of this report:

     On or about October 18, 2006, we, as claimant, filed a statement of claim with FINRA against Matthew N. Murray (“Murray”), a former research analyst whom we terminated on March 2, 2006 for engaging in unprofessional conduct (Rodman & Renshaw, LLC v. Mathew N. Murray, FINRA Dispute Resolution Arbitration No. 06–04643). The petition at that time asserted claims for defamation, tortious interference with business relations, breach of fiduciary duty, conversion, breach of contract, and prima facie tort. In that proceeding, we seek compensatory damages against Murray of at least $10 million, plus punitive damages of at least $15.0 million, together with certain injunctive relief. The claims relate to wrongful activities allegedly undertaken by Murray.

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

      On or about November 17, 2006, the plaintiffs in the SDNY Action moved to sever and dismiss Murray’s counterclaims and Murray moved to stay and preliminarily enjoin the FINRA proceeding or, in the alternative, to stay the SDNY Action. The court heard oral argument on the motions on December 21, 2006, and issued an order dated December 22, 2006, declining to stay the FINRA proceeding; declining to sever and dismiss Murray’s counterclaims; and directing that the SDNY Action be stayed pending the full adjudication of the FINRA proceeding.

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

     Trial hearings began in December 2008, and continued in January and March 2009 and are scheduled to continue in April and June, 2009.

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

     By letter dated March 27, 2006, the SEC advised us that it was undertaking an inquiry of us and it requested that we produce documents in connection with that inquiry. Although the letter from the SEC does not specifically reference either Rule 2711 or Reg AC, the documents they requested and our counsel’s conversation with the SEC staff indicated that the focus of the inquiry was Murray’s allegations. We responded to the SEC inquiry and produced responsive documents to the SEC. In addition, we produced our chief compliance officer for an interview at the SEC.

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

     By letter dated April 10, 2006, FINRA advised us that it was reviewing matters related to the circumstances surrounding the termination of the former employee and requested that we produce documents in connection with that review. By letter dated April 11, 2006, FINRA withdrew its request, to avoid regulatory duplication, upon learning that the SEC was also reviewing the same events. However, in 2007 we received certain letters from FINRA requesting certain information, documentation and interviews. We produced all information and documentation requested, complied with the request for interviews and continue to cooperate fully with FINRA’s investigation. We have not received any further communication from FINRA since December 2007.

Item 4. Submission of Matters to a Vote of Security Holders

     The information called for by this item is incorporated by reference to our disclosure in response to Part II, Item 4 of our Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed with the SEC on November 13, 2008.

PART II

Item 5. Market Price of Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Through October 15, 2007, our common stock was listed on the OTC Bulletin Board and traded under the symbol “RDRN.OB.” Since October 16, 2007, our common stock has been listed on the NASDAQ Global Market and traded under the symbol “RODM.” The following table sets forth for the periods indicated the high and low sales prices per share for our common stock, as reported on NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Sales Closing Price
	High	Low
Fiscal year 2008
First Quarter	$3.25	$1.57
Second Quarter	2.19	1.40
Third Quarter	2.55	1.40
Fourth Quarter	1.66	0.86

Fiscal year 2007
First Quarter	0.51	0.51
Second Quarter	1.50	0.26
Third Quarter	9.50	0.51
Fourth Quarter	7.00	3.20

     As of February 28, 2009, we had approximately 315 stockholders of record.

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

     Information concerning RRCG’s equity compensation plans required by Item 201(d) of Regulation S-K appears in Note 15 to RRCG’s Consolidated Financial Statements and will be in Part III, Item 11 when filed.

Unregistered Sales of Equity Securities

     In August 2008, the Company awarded an aggregate of 807,842 restricted stock units (“RSUs”) to 32 of its employees, including two executive officers. The majority of RSUs (i) were granted under the Company’s 2007 Equity and Incentive Plan, (ii) cover a number of shares equal to the dollar amount of the grant divided by the fair market value of a share of common stock on the date of grant net of a discount for lack of marketability; (iii) vest over a three year period following the date of grant; and (iv) have a selling restriction for two years following the date of grant. In addition, in October 2008, the Company awarded an aggregate of 58,608 RSUs to the six independent members of our Board of Directors as part of their annual compensation.

     These issuances of RSUs were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof for transactions by an issuer not involving any public offering.

Use of Proceeds

     On October 16, 2007 we sold 8,000,000 shares of common stock in an underwritten public offering pursuant to a registration statement on Form S-1, commission file number 333-144684, declared effective by the SEC on that date. The managing underwriter of the offering was Sandler O’Neill + Partners, L.P. and the co-managers were Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC and Paulson Investment Company, Inc. The public offering price per share was $5.00 and, after underwriting discounts, and other expenses of the offering, the net proceeds to us were approximately $36.3 million. As of December 31, 2008, all of the net proceeds have been used by the Company for working capital purposes, and for the acquisitions of COSCO and Miller Mathis.

STOCKHOLDER RETURN PERFORMANCE GRAPH

     Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock, based on the market price of the Company’s Common Stock with the total return of companies included within the Nasdaq Composite Stock Market Index and a peer group of companies engaged in the investment banking business (the “Peer Industry Index”) for the period commencing July 11, 2007 and ending December 31, 2008. The members of the Peer Industry Index are Cowen Group, Inc., Jefferies Group, Inc., JMP Group, Inc., Ladenburg Thalmann Financial Services, Inc., Merriman Curhan Ford Group, Inc. and Thomas Weisel Partners Group, Inc. The calculation of total cumulative return assumes a $100 investment in the Company’s Common Stock, the Nasdaq Stock Market Index and the Peer Industry Index on July 11, 2007, the first day of trading of the Company’s Common Stock after the Exchange, and the reinvestment of all dividends.

[The following is the data to be set forth in graph form]

	7.11.07	12.31.07	12.31.08

Rodman & Renshaw Capital Group, Inc.	100.00	59.09	15.64
Peer Industry Index	100.00	80.19	41.67
NASDAQ Composite Stock Market Index	100.00	100.02	59.47

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The following table summarizes our selected historical consolidated financial data for the periods and at the dates indicated. You should read this information in conjunction with our audited consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Form 10-K. We derived our selected historical consolidated financial data as of December 31, 2008, 2007, 2006, 2005 and 2004 and for the years ended December 31, 2008, 2007, 2006 and 2005 and for the nine months ended December 31, 2004, from our audited consolidated financial statements. We derived our selected historical consolidated financial data for the year ended March 31, 2004 from our unaudited consolidated financial statements which are not included in this report. The results of operations for certain businesses that the Company no longer owns are reported as discontinued operations.

	Years				Nine Months	Year
	Ended				Ended	Ended
	December 31				December 31	March 31,
	2008	2007	2006	2005	2004	2004
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)	(Unaudited)
	(in thousands, except earnings per share information)
Consolidated Statement of Operations
Data:

Revenues:
Investment banking(1)	$52,473	$55,829	$43,081	$17,887	$16,669	$32,207
Principal transactions	(13,048)	3,872	10,809	7,357	827	5,580
Commissions(2)	6492	6,914	5,161	2,429	2,140	673
Conference fees	2,395	2,472	2,093	1,488	1,112	-
Interest and other income(3)	876	883	187	102	129	555
Total Revenues	49,188	69,970	61,331	29,273	20,877	39,015
Operating Expenses:
Employee compensation and related benefits	34,639	41,333	25,889	15,345	14,448	33,744
Other employee benefits	764	498	410	279	142	152
Broker Dealer commissions	304	197	587	-	-	-
Conference fees	6,223	5,903	4,748	3,673	2,957	876
Professional fees	6,276	4,731	6,181	1,492	1,026	765
Business development	2,926	3,006	1,880	765	410	356
Communication and market research	2,646	1,981	1,452	671	282	132
Impairment of goodwill and other intangible
assets	21,719	376	-
Other operating expenses	8,646	3,871	3,124	2,144	1,819	1,173
Total Operating Expenses	84,143	61,896	44,271	24,369	20,584	37,198
Operating (loss) income from continuing
operations	(34,955)	8,074	17,060	4,904	293	1,817
Interest expense	-	3,772	-	-	-	-
(Loss) Income from continuing operations
before income taxes	(34,955)	4,302	17,060	4,904	293	1,817
Income taxes expense (benefit)	2,482	(440)	880	395	19	392
(Loss) Income from continuing operations	(37,437)	4,742	16,180	4,509	274	1,425
Income from discontinued operations	-	17	338	-	-	-
Net (loss) income	$(37,437)	$4,759	$16,518	$4,509	$274	$1,425
Unrealized (loss) gain on investments, net of
income taxes	-	(141)	1,002	-	-	-
Reclassification adjustment for realized gains
on investments	141	(1,002)	-	-	-	-
Comprehensive (loss) income	$(37,296)	$3,616	$17,520	$4,509	$274	$1,425

Basic Income Per Share:
From continuing operations	$(1.12)	$0.21	$0.89	$0.25
From discontinued operations	-	-	0.02	-
Net income	$(1.12)	$0.21	$0.91	$0.25
Diluted Income Per Share:
From continuing operations	$(1.12)	$0.20	$0.88	$0.25
From discontinued operations	-	-	0.02	-
Net income	$(1.12)	$0.20	$0.90	$0.25
Weighted average number of shares
outstanding:
Basic	33,375,012	23,039,216	18,159,547	18,159,547
Diluted	33,375,012	24,023,897	18,484,688	18,159,547

_________________

(1)

Includes fees earned in connection with private placement and underwritten financing transactions and advisory fees earned in connection with mergers, acquisitions, divestitures and similar transactions.

(2)	Amounts paid by our investor clients from brokerage transactions in equity and other types of securities.

(3)	Interest and dividend income.

Consolidated Balance Sheet Data:

	As of December 31,
	2008	2007	2006	2005	2004
	(Audited)
	(in thousands)

Cash and cash equivalents	$21,754	$54,834	$10,387	$1,946	$4,716
Financial instruments owned, at fair value	$13,872	$9,011	$14,156	$2,460	$1,304
Total assets	$47,682	$71,872	$38,106	$9,682	$9,709
Total liabilities	$17,148	$11,104	$16,080	$1,378	$5,567
Shareholders’ equity	$30,535	$60,768	$22,026	$8,304	$4,142

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

Overview

     We are a full service investment bank dedicated to providing corporate finance, strategic advisory and related services to companies that have significant recurring capital needs due to their growth and development strategies. We also provide research and sales and trading services to institutional investors.

     Our strategic goal is to become a leading full-service investment banking firm for companies with significant and recurring capital needs. Our primary vehicles for achieving this goal have been strategic acquisitions, new hires and joint ventures.

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

  conference fees; and

  other miscellaneous sources of revenues, such as interest.

     Although we have multiple sources of revenue, most of our revenue is derived from our investment banking services and consists of private placement, underwriting and strategic advisory fees earned upon the successful completion of financing or other types of corporate transactions, such as mergers, acquisitions and dispositions. We do not separately prepare reports or analyze financial data or operating results, such as operating expenses, profit and loss or assets, for our various operating units. For example, our sales and trading unit generates commission revenues and incurs various expenses specifically related to its activities, such as execution and clearing charges. Similarly, our conferences generate fees from attendees and presenters but also have expenses related to facility usage, food and beverage, and entertainment.

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

Critical Accounting Policies

     Our Consolidated Financial Statements are prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and related notes. Actual results can and will differ from estimates. These differences could be material to the financial statements.

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

Valuation of Financial Instruments

     Our financial instruments are recorded at fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The use of fair value to measure financial instruments is fundamental to our financial statements and is our most critical accounting policy. Unrealized gains or losses are generally recognized in principal transactions in our Consolidated Statements of Operations. Financial instruments are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.

     We adopted Statement of Financial Accounting Standard (“SFAS”) 157, Fair Value Measurements as of the beginning of 2008. See Notes 2 and 5 of the Notes to the Consolidated Financial Statements for further information on SFAS 157, including the impact of adoption.

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

Goodwill and Other Intangible Assets Impairment

     At least annually, we are required to assess goodwill for impairment by comparing the estimated fair value of the reporting unit with its net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether an impairment charge is recorded and the magnitude of such a charge. We estimate the fair value of the reporting unit based on valuation methodologies we believe market participants would use, including the market value of the Company’s common stock which we believe to be the most relevant indicator of value. A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of the Company with the fair value of the Company. If the carrying value of the Company exceeds the fair value of the Company, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill as determined in accordance with SFAS 142, Goodwill and Other Intangible Assets. Goodwill impairment is recognized if its carrying value exceeds its implied fair value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable exchange listed corporations, and the trading price of our common shares. In light of market conditions, we performed an impairment test during the first quarter of 2008 which resulted in the recognition of a goodwill impairment charge of $1.1 million, of which $ 0.3 million and $0.8 million are related to its TechBio, LLC and Techvest, LLC subsidiaries, respectively. In addition, we performed an impairment test of goodwill as of December 31, 2008. This impairment test resulted in recognition of an impairment charge of $16.8 million related to COSCO and Miller Mathis, representing the entire amount of goodwill related to these acquisitions..

     Pursuant to the provisions of SFAS 142, we review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. In light of market conditions, we performed an impairment test of our intangible assets as of December 31, 2008, which resulted in the recognition of impairment charge of $3.8 million of intangible assets related to our acquisition of Miller Mathis on March 24, 2008, COSCO on June 2, 2008 and GCM Group’s customer relationships on June 2, 2008.

Income Taxes

     We compute our provision for income tax expense in accordance with the principles of FAS 109 and associated interpretaions and pronouncements.

     Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     In accordance with FAS 109, at least quarterly we evaluate the realizability of the aforementioned deferred tax assets and liabilities and evaluate the need to record a valuation allowance. The evaluation includes weighing all the available positive and negative evidence in ascertaining whether it is “more likely than not” that its deferred tax assets will be realized. In the fourth quarter of 2008, we determined that it was not “more likely than not” that its deferred tax assets would be realized and accordingly we recorded a valuation allowance fully offsetting our net deferred tax assets and liabilities, reducing them to zero.

     In June 2006, the FASB issued Interpretation No. 48, Accounting of Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. We adopted FIN 48 effective with its 2007 year. Management on an ongoing basis, at least quarterly, evaluates our tax positions and ascertains whether those tax positions that may be uncertain require de-recognition or re-measurement. Management does not believe that the Company has any material uncertain tax position requiring de-recognition or measurement in accordance with the provisions of FIN 48.

Results of Operations

2008 compared to 2007

The following table sets forth the results of operations for the years ended December 31, 2008 and 2007:

	For the Year Ended
	December 31,
	2008		2007
		% of total		% of total
Revenues:		Revenues		Revenues
Investment banking	$52,473,187		$55,829,294
Principal transactions	(13,048,463)		3,872,162
Commissions	6,491,981		6,913,476
Conference fees	2,395,375		2,472,013
Interest and other income	876,316		883,071
Total revenues	49,188,396		69,970,016

Operating expenses:
Employee compensation and benefits	34,638,783	70.4%	41,332,945	59.1%
Other employee benefits	764,289	1.6%	498,032	0.7%
Conference fees	6,223,308	12.7%	5,903,295	8.4%
Broker dealer commissions	304,332	0.6%	196,725	0.3%
Professional and consulting fees	6,275,641	12.8%	4,731,834	6.8%
Business development	2,925,523	5.9%	3,005,706	4.3%
Advertising	809,311	1.6%	-	-
Communication and market research	2,645,701	5.4%	1,980,612	2.8%
Office supplies	569,347	1.2%	717,052	1.0%
Occupancy and equipment rentals	2,910,129	5.9%	1,085,393	1.6%
Clearance and execution charges	424,590	0.9%	504,789	0.7%
Depreciation and amortization	2,384,115	4.8%	604,868	0.9%
Impairment of goodwill and other intangible			375,717
assets	21,719,282	44.2%		0.5%
Other	1,548,586	3.1%	959,307	1.4%
Total operating expenses	84,142,937	171.1%	61,896,275	88.5%

Operating (loss) income	(34,954,541)	(71.1%)	8,073,741	11.5%

Interest expenses	-		(3,771,570)
(Loss) Income from continuing operations
before income taxes	(34,954,541)		4,302,171

Income tax benefit (expense)	(2,482,494)		440,066
(Loss) Income from continuing
operations	(37,437,035)		4,742,237
(Loss) Income from discontinued	-		16,596
operations
Net (loss) Income	$(37,437,035)		$4,758,833

     Our operating (loss) income for the years ended December 31, 2008 and 2007 included the following non-cash expenses:

	For the Year Ended
	December 31, 2008	December 31, 2007

Stock-based compensation	$5,604,576	$2,541,193
Depreciation and amortization	2,384,115	604,868
Impairment of goodwill and other intangible assets	21,719,282	375,717
Total	$29,707,973	$3,521,778

Revenues

     We operate our business as a single segment. However, we derive revenues from two primary sources -investment banking and sales and trading.

     Total revenue for the year ended December 31, 2008 was $49.2 million, representing a decrease of 29.7% from $70.0 million for 2007. The decline was primarily attributable to a $16.9 million decrease in principal transactions revenues, as well as a $3.4 million decrease in investment banking revenues.

Investment Banking Revenue

     Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the years ended December 31, 2008 and 2007:

	Year Ended
	December 31, 2008	December 31, 2007
Revenue:
Private placement and underwriting	$43,489,558	$50,002,583
Financial advisory	8,983,629	5,826,711
Total investment banking revenue	$52,473,187	$55,829,294

     Investment banking revenue was $52.5 million for the year ended December 31, 2008, which included $13.7 million related to warrants and notes received as compensation for activities as underwriter or placement agent at fair value, as compared to revenue of $55.8 million for 2007:

  Private placement and underwriting revenue for the year was $43.5 million, including $13.7 million warrants and a note received, compared to $50.0 million for 2007. The decrease in private placements and underwriting revenue, excluding warrants received, was due to the general industry wide decrease in capital markets acitivty.

  Strategic advisory fees for the year ended December 31, 2008 were $9.0 million, compared to $5.8 million for 2007. The increase in advisory fees is due to continued expansion beyond our “PIPE” practice into different verticals and product offerings.

Sales and Trading

     Commissions - Commissions revenues decreased by $0.4 million, or 6.1%, to $6.5 million for the year ended December 31, 2008, compared with $6.9 million for the year ended December 31, 2007. The difference is primarily attributable to a large customer facilitation transaction that occurred in the first quarter of 2007.

Principal Transactions

     Principal Transactions - Principal transactions revenue decreased by $16.9 million to a $13.0 million loss for the year ended December 31, 2008 compared with revenue of $3.9 million for the year ended December 31, 2007. The decrease was attributed to unprecedented market instability, lack of liquidity and issuer specific events.

Compensation

     Compensation expense decreased $6.7 million, or 16.2%, while net revenues decreased 29.7% for the year ended December 31, 2008. The ratio of compensation to net revenues was approximately 70.4% for 2008 as compared to 59.1% for 2007. The decrease in compensation expense is attributed to: (1) a migration from a fixed compensation structure to a variable compensation structure starting in the second quarter of 2008 whereby certain bankers are subject to draws rather than fixed salaries; (2) limitations on the grant of sign-on and guaranteed payments not based on service and performance; and (3) reductions in the pay-outs on revenue.

Non-Compensation Expenses

     Non-compensation expense was $49.5 million for the year ended December 31, 2008, versus $20.6 million for the prior year period, or 100.6% of net revenues for the 2008 period versus 29.4% of net revenues for 2007. Non-compensation expenses increased due to: (1) an impairment charge of $21.8 million related to goodwill and other intangible assets; (2) incremental public company costs including legal, accounting and auditing and other consulting fees; (3) recruiting expenses related to the hiring of senior level employees; (4) an increase in rental expenses due to expansion of our platform and headcount; and (5) an increase in amortization due to intangible assets purchased as part of our acquisitions during the first and second quarters of 2008.

Interest expense

     There was no interest expense for 2008. Interest expense for the year ended December 31, 2007 was $3.8 million, of which $3.0 million represents the unamortized portion of the debt discount and beneficial conversion feature on the debentures that was written off in connection with the Exchange, and $0.8 million reflects accrued interest on the debentures from March 1, 2007, the date of issuance, through July 10, 2007, the date that the Exchange was consummated.

Income Taxes

     Income tax expense was $2.5 million for the year ended December 31, 2008, which equals an effective tax rate of 7.1% compared to an income tax benefit of $0.4 million for 2007, which equals an effective tax rate of 10.2% .

     Included above in the effective tax rate and income tax expense amount for the year ended December 31, 2008 is: (1) $0.5 million in net tax expense related to adjustments to our prior year current taxes payable and deferred income tax assets as a result of completion of our income tax returns for the 2007 tax year and its analysis of its state and local income tax filing positions; and (2) a $15.5 million valuation allowance against our consolidated deferred tax asset due to uncertainty regarding its realization. Excluding the impact of these discrete items, our effective tax rate for 2008 would be 39.1% .

     We do not have any material unrecognized tax benefits and have not recorded any material changes to the amount of unrecognized tax benefits for the year ended December 31, 2008.

2007 compared to 2006

     The following table sets forth the results of operations for the years ended December 31, 2007 and 2006:

	For the Year Ended
	December 31,
	2007		2006
		% of total		% of total
Revenues:		Revenues		Revenues
Investment banking	$55,829,294		$43,080,933
Principal transactions	3,872,162		10,809,358
Commissions	6,913,476		5,160,576
Conference fees	2,472,013		2,092,591
Interest and other income	883,071		187,419
Total revenues	69,970,016		61,330,877

Operating expenses:
Employee compensation and benefits	41,332,945	59.1%	26,254,509	42.8%
Other employee benefits	498,032	0.7%	410,495	0.7%
Conference fees	5,903,295	8.4%	4,748,330	7.7%
Broker dealer commissions	196,725	0.3%	221,147	0.4%
Professional and consulting fees	4,731,834	6.8%	6,181,207	10.1%
Business development	3,005,706	4.3%	1,879,982	3.1%
Communication and market research	1,980,612	2.8%	1,451,894	2.4%
Office supplies	717,052	1.0%	577,195	0.9%
Occupancy and equipment rentals	1,085,393	1.6%	827,964	1.3%
Clearance and execution charges	504,789	0.7%	417,943	0.7%
Depreciation and amortization	604,868	0.9%	538,353	0.9%
Impairment of goodwill	375,717	0.5%	-	0.0%
Other	959,307	1.4%	762,172	1.2%
Total operating expenses	61,896,275	88.5%	44,271,191	72.2%

Operating income	8,073,741	11.5%	17,059,686	27.8%

Interest expenses	(3,771,570)		-
Income from continuing operations
before income taxes	4,302,171		17,059,686

Income tax benefit (expense)	440,066		(879,390)
Income from continuing operations	4,742,237		16,180,296
Loss from discontinued operations	16,596		338,052
Net income	$4,758,833		$16,518,348

     Our operating income for the years ended December 31, 2007 and 2006 included the following non-cash expenses:

	For the Year Ended
	December 31, 2007	December 31, 2006

Stock-based compensation	$2,541,193	$366,415
Depreciation and amortization	604,868	538,353
Impairment of goodwill	375,717	-
Total	$3,521,778	$904,768

Revenues

     We operate our business as a single segment. However, we derive revenues from two primary sources -investment banking and sales and trading.

     Total revenue for the year ended December 31, 2007 was $70.0 million, representing an increase of 14.1% from $61.3 million for 2006. The increase was primarily due to a $12.7 million increase in investment banking revenues, partially offset by a $6.9 million, or a 64.2%, decrease in principal transactions revenues.

Investment Banking Revenue

     Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the years ended December 31, 2007 and 2006:

	Year Ended
	December 31, 2007	December 31, 2006
Revenue:
Private placement and underwriting	$50,002,583	$42,266,524
Financial advisory	5,826,711	814,409
Total investment banking revenue	$55,829,294	$43,080,933

     Investment banking revenue was $55.8 million for the year ended December 31, 2007, as compared to revenue of $43.1 million for 2006:

  Private placement and underwriting revenue for 2007 was $50.0 million compared to $42.3 million for 2006. The increase in our private placement and underwriting revenues was primarily attributable to larger and more profitable financing transactions.

  Strategic advisory fees for the year ended December 31, 2007 were $5.8 million, compared to $0.8 million for 2006. The increase in advisory fees is due to continued expansion beyond our core “PIPE” practice into different verticals and product offerings.

Sales and Trading

     Commissions - Commissions revenues increased by $1.8 million, or 34.0%, to $6.9 million for the year ended December 31, 2007, compared with $5.2 million for the year ended December 31, 2006. The increase was primary attributable to a large customer facilitation transaction that occurred in the first quarter of 2007 as well as an increase in the volume of shares traded for our customers, which, in turn, is attributable to a number of factors, including the overall strength of the capital markets in the first half of 2007, an increase in the number of traders and institutional sales personnel and increasing investor interest in our research products.

Principal Transactions

     Principal Transactions - Principal transactions revenue decreased by $6.9 million to $3.9 million for the year ended year ended December 31, 2007 compared to $10.8 million for the year ended December 31, 2006. The decrease was primary attributable to a distribution of our beneficial interests in certain equity securities, which we held in 62 companies, to our former members.

Compensation

     Compensation increased by $15.1 million, or 57.4%, while net revenues increased 14.1% for the year ended December 31, 2007. The ratio of compensation to net revenues was approximately 59.1% for 2007 as compared to 42.8% for 2006. The increase in compensation and benefits is mainly attributed to increase in personnel and related expenses.

Non-Compensation Expenses

     Non-compensation expense was $20.6 million for the year ended December 31, 2007, versus $18.0 million for the prior year period, or 29.4% of net revenues for both 2007 and 2006 periods. The key components of this increase, which corresponded to the expansion of our operations and related revenues, were conference expenses, which increased by $1.2 million, business development expenses, which increased by $1.1 million, and communication and market research expense, which increased by $0.5 million.

Interest expense

     Interest expense for the year ended December 31, 2007 was $3.8 million, of which $3.0 represents the unamortized portion of the debt discount and beneficial conversion feature on the debentures that was written off in connection with the Exchange and $0.8 million reflects accrued interest on the debentures from March 1, 2007, the date of issuance, through July 10, 2007, the date of the Exchange. There was no interest expense for 2006.

Income Taxes

     Prior to the Exchange, Rodman & Renshaw Holding, LLC (“Holding”) was a limited liability company filing Federal, NewYork State, and New York City Unincorporated Business Tax (“UBT”) returns. As an LLC, Holding was not subject to Federal or State income taxes. Rather, the members of Holding, Paul Revere and R&R Capital Group Inc., were taxed on Holding’s federal and state taxable income. Accordingly, there was no provision or liability for Federal or State income taxes recorded in Holding’s consolidated financial statements prior to the Exchange, except for the New York City UBT at the tax rate of 4%. For the short year that began on July 11, 2007 and ended December 31, 2007, we were subject to Federal, New York State, and New York City corporate income taxes, at an estimated 45% combined effective tax rate.

     Income tax benefit was $0.4 million for the year ended December 31, 2007 comapared to income tax expense of $0.9 million for 2006.

     In June 2006, the FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. We adopted FIN 48 effective with its 2007 year. Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on our financial statements.

Discontinued operations

     In October 2007, our management, in consultation with the Board of Directors, determined that our asset management operation, Rodman & Renshaw Opportunity Fund (“RROF”), as constituted, was not central to its strategic development. Accordingly, we terminated our asset management operation in the fourth quarter of 2007. Effective December 1, 2007, an unaffiliated entity was appointed sole general partner of the Partnership. We retained our limited partner rights and contributions (the “Investment”) but will not have any significant continuing involvement in, or cash flows from, the operations. Accordingly, the asset management operations are reported as discontinued in 2007 and 2006.

     For the eleven months ended November 30, 2007, the asset management operations reported net income of $16,596 from discontinued operations. Effective December 1, 2007, we had no significant influence over RROF’s operating and financial policies. Notwithstanding, the Investment is accounted for on the equity method of accounting in accordance with Emerging Issues Task Force Topic D-46 – Accounting for Limited Partnership Investments (“EITF D-46”). As of December 31, 2008, the Investment in the Partnership was $122,547.

Liquidity and Capital Resources

     We have historically satisfied our capital and liquidity requirements through cash generated internally from operations. In addition, in March 2007, we completed a $20.0 million private placement to accredited investors, and in October 2007 we completed a public offering which generated net proceeds of approximately $36.3 million.

     At December 31, 2008, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level I” assets, current private placement and other fees receivable and due from clearing broker, of $27.7 million. At December 31, 2007, we had liquid assets of $58.9 million.

     The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, are generally paid semi-annually, although in some cases annually. Bonus payments for the second half of the year are typically paid out after year end. For 2008, bonus payments of $2.7 million were paid in February 2009.

     As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At December 31, 2008 and December 31, 2007, we had excess net capital of $8.1 million and $8.6 million, respectively. Regulatory net capital requirements may change based on investment and underwriting activities.

     Because of the nature of settlement transactions in our investment banking and brokerage business, we regularly monitor our liquidity position, including our cash and net capital positions. In light of the uncertainty with respect to the timing of a market recovery and its potential impact on the timing of our receipt of anticipated funds from operating activities, we may explore capital raising alternatives.

     The losses from our warrant portfolio have no effect on our cash position or on the regulatory capital position of the broker-dealer.

Cash Flows

     For the year ended December 31, 2008, we had a net decrease in cash and cash equivalents of $36.5 million. Operating activities used cash of $11.1 million; investing activities used cash of $22.9 million; and financing activities used cash of $2.5 million. The primary components of cash used by operating activities were: (a) a net loss of $37.4 million; (b) an increase in other assets of $2.4 million; and (c) a $3.4 million increase in restricted cash, offset by: (i) impairment of goodwill and other intangible assets of $21.8 million; and (ii) share based compensation of $5.6 million. The primary components of cash used by investing activities were: (a) $4.5 million in connection with the acquisition of Miller Mathis; (b) $8.1 million in connection with the acquisition of COSCO; and (c) the $5.0 million purchase of GCM Group customer relationships. The primary components of cash used by financing activities were $1.0 million for purchasing of treasury stock and a $1.4 million distribution to our former members.

     For the year ended December 31, 2007, we had a net increase in cash and cash equivalents of $44.4 million. Operating activities provided cash of $5.5 million; investing activities provided cash of $0.7 million; and financing activities provided cash of $38.3 million. The primary components of cash provided by operating activities were: (a) net income of $4.8 million; (b) interest of $3.8 million; and (c) stock based compensation of $2.5 million, offset by: (i) operating activities of discontinued operations of $2.0 million; (ii) an increase in financial instruments owned, at fair value of $1.9 million; and (iii) deferred taxes of $1.1 million. The primary components of cash provided by investing activities were distributions from affiliates of $1.1 million, offset by acquisition of public shell subsidiaries of $0.5 million. The primary components of cash provided by financing activities were $36.3 million of public offering proceeds and $20.0 million of proceeds from issuance of senior convertible debentures and warrants, offset by a $18.9 million distribution to former members.

     For the year ended December 31, 2006, we had a net increase in cash and cash equivalents of $8.4 million. Operating activities provided cash of $13.6 million; investing activities used cash of $0.8 million; and financing activities used cash of $4.4 million. The primary components of cash provided by operating activities were: (a) net income of $16.5 million; (b) an increase in accrued compensation payable of $6.5 million; and (c) an increase in accounts payable and accrued expenses of $2.0 million, offset by: (i) an increase in financial instruments owned, at fair value of $10.9 million; and (ii) an increase in private placements and other fees receivable of $1.9 million. The primary component of cash used in investing activities was purchase of property and equipment of $0.7 million. The primary component of cash used in financing was a $4.2 million distribution to former members.

Contractual Obligations

     Our commitments and contingencies include: (i) real property leases; (ii) equipment leases; and (iii) the Aceras BioMedical joint venture agreement. Our principal offices are located at 1251 Avenue of the Americas, New York, New York where we lease the entire 20th floor. The lease expires in October 2013.

     The following table sets forth information relating to our contractual obligations as of December 31, 2008:

	Payments due by Period (Dollars in Thousands)
			2010-		2012-
	2009		2011		2013		Thereafter	Total
Operating lease obligations	$3,201		$6,268		$5,636		$-	$15,105
Aceras BioMedical joint venture agreement	4,500	(1)	12,050	(2)	12,050	(2)	-	28,600
Total	$7,701		$18,318		$17,686		$-	$43,705

(1)	Derived from 2009 Aceras BioMedical budget.

(2)	Pursuant to the Aceras BioMedical joint venture agreement, the timing of these expenditures may vary based upon investment timing considerations.

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

     At December 31, 2008, $7.5 million, or 54% of $13.9 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $1.9 million, or 14% of financial instruments owned is related to a promissory note received in conjunction with our investment banking activities. The remaining 32% of the financial instruments owned represents listed equity securities, restricted securities and investments in affiliates at fair value.

     The primary quantifiable market risk associated with our warrants portfolio and promissory note is sensitivy to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The risk management strategies that we employ use various risk sensitivity metrics to measure such risk and to examine behavior under significant adverse market conditions. Based on our analysis, as of December 31, 2008, the effect of of a 100+/- basis point change in interest rates on the value of our warrant portfolio and promissory note and the resultant effect on our operating income are considerd immaterial.

Item 8. Financial Statements and Supplementary Data

     The information in response to this item is contained elsewhere in this Report beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Effective on August 14, 2008, we dismissed Marcum & Kliegman LLP (“Marcum & Kleigman”) from serving as our independent accountants and engaged KPMG LLP as our new independent accountants. Our Audit Committee unanimously approved and authorized the change, directed the process of review of candidate firms to replace Marcum & Kleigman and made the final decision to engage KPMG LLP. There were no disagreements, adverse opinions or disclaimer of opinion by Marcum & Kleigman at the time of the change or during the fiscal year ended December 31, 2008.

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

     (b) Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management evaluated our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Report.

     (c) Changes in Internal Control over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     Information with respect to this item will be contained in the Proxy Statement for our 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation.

     Information with respect to this item will be contained in the Proxy Statement for our 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information with respect to this item will be contained in the Proxy Statement for our 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     Information with respect to this item will be contained in the Proxy Statement for our 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     Information with respect to this item will be contained in the Proxy Statement for our 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

     1. Financial Statements. The following financial statements and the report of RRCG’s independent auditor thereon, are filed herewith.

  Report of Independent Registered Public Accounting Firm

  Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

  Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

  Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

  Notes to Consolidated Financial Statements

     2. Financial Statement Schedules.

     None

     3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit
Number		Description
3.1	(a)	Certificate of Incorporation(1)
3.1	(b)	Amendment to Certificate of Incorporation(2)
3.2		Bylaws(1)
4.1		Specimen stock certificate(2)
4.2		Form of Enthrust Common Stock Purchase Warrant(3)
4.3		Registration Rights Agreement dated July 10, 2007(3)
10.1	**	2007 Amended and Restated Stock and Incentive Plan(*)
10.2	**	Michael Vasinkevich Employment Agreement, as amended(3)
10.3	**	John J. Borer III Employment Agreement, as amended(3)
10.4	**	Edward Rubin Employment Agreement, as amended(3)
10.5	**	Amended and Restated Wesley Clark Employment Agreement(3)
10.6		Form of Tax Indemnification Agreement, dated as of July 10, 2007(3)
10.7		Form of Indemnification Agreement, dated as of July 10, 2007(3)
10.8	**	Michael Lacovara Employment Agreement(2)
10.9	**	Executive Bonus Plan(2)
10.10	**	David Horin Employment Agreement(4)
10.11		Asset Purchase Agreement, dated May 9, 2008, between COSCO Capital Management LLC and its related companies and Company(5)
10.12	**	Separation Agreement, dated February 9, 2009, between Michael Lacovara and the Company(6)
21.1		Subsidiaries*
23.1		Consent of KPMG LLP*
23.2		Consent of Marcum & Kliegman LLP*
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

_________________

*	Filed herewith.
**	This exhibit is a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment #1 to our Registration Statement on Form S-1 (SEC No. 333-144684) on September 20, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K dated July 11, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K dated March 18, 2008 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K dated June 5, 2008 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K dated February 9, 2009 and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Rodman & Renshaw Capital Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RODMAN & RENSHAW CAPITAL GROUP, INC.

By:	/s/ EDWARD RUBIN
Edward Rubin — Chief Executive Officer
(principal executive officer)

Date: March 11, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Rodman & Renshaw Capital Group, Inc. and in the capacities indicated on this 11th day of March, 2009.

Chief Executive Officer, President and
/s/ EDWARD RUBIN	Director
Edward Rubin	(principal executive officer)

/s/ DAVID HORIN	Chief Financial Officer
David Horin	(principal financial and accounting officer)

/s/ WESLEY K. CLARK	Chairman and Director
Wesley K. Clark

/s/ MICHAEL VASINKEVICH	Vice Chairman and Director
Michael Vasinkevich

/s/ JOHN J. BORER III	Senior Managing Director, Head of
John J. Borer III	Investment Banking and Director

/s/ SAM DRYDEN	Director
Sam Dryden

/s/ RICHARD M. COHEN	Director
Richard M. Cohen

/s/ WINSTON CHURCHILL	Director
Winston Churchill

/s/ MARK L. FRIEDMAN	Director
Mark L. Friedman

/s/ MARVIN I. HAAS	Director
Marvin I. Haas

/s/ PETER F. DRAKE	Director
Peter F. Drake

RODMAN & RENSHAW CAPITAL GROUP, INC.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2 – F-3
Consolidated Statements of Financial Condition as of December 31, 2008 and 2007	F-4
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31,
2008, 2007 and 2006	F-5
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2008,
2007 and 2006	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rodman & Renshaw Capital Group, Inc.:

We have audited the accompanying consolidated statement of financial condition of Rodman & Renshaw Capital Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. The accompanying consolidated statement of financial condition of the Company as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for the two years ended December 31, 2007, were audited by the Company’s predecessor auditor whose report, dated March 14, 2008, was unqualified.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2008 the Company changed its method of accounting for fair value measurements.

/s/KPMG LLP

New York, New York
March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
Of Rodman & Renshaw Capital Group, Inc.

We have audited the accompanying consolidated statement of financial condition of Rodman & Renshaw Capital Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statement of operations, changes in stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rodman & Renshaw Capital Group, Inc., as of December 31, 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007, and 2006, in conformity with United States generally accepted accounting principles.

Marcum & Kliegman, LLP

New York, New York
March 14, 2008

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition as of December 31, 2008 and December 31, 2007

	December 31,	December 31,
	2008	2007
Assets
Cash and cash equivalents
Unrestricted	$18,383,224	$54,834,189
Restricted	3,371,108	-
Total cash and cash equivalents	21,754,332	54,834,189
Financial instruments owned, at fair value	13,872,184	9,011,405
Private placement and other fees receivable	1,974,571	967,473
Due from clearing broker	2,713,594	1,888,854
Prepaid expenses	439,377	688,550
Deferred tax assets	-	2,258,301
Premises and equipment, net	1,389,705	913,645
Other assets	2,632,256	244,790
Goodwill and intangible assets	2,906,436	1,065,000
Total Assets	$47,682,455	$71,872,207

Liabilities and Stockholders’ Equity
Accrued compensation payable	$4,882,422	$6,140,839
Accounts payable and accrued expenses	5,556,374	2,929,072
Acquisitons related payables	4,950,000	-
Conference deposits	-	15,443
Financial instruments sold, not yet purchased, at fair value	1,360,767	147,663
Distributions payable	-	1,440,000
Due to affiliate, net	398,169	382,963
Income tax payable	-	48,067
Total Liabilities	17,147,732	11,104,047

Commitments and contingencies (See note 11)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized;
35,044,670 and 33,750,000 issued and outstanding as of
December 31, 2008 and December 31, 2007, respectively	35,045	33,750
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	-	-
Additional paid-in capital	70,441,027	62,345,072
Treasury stock, 534,500 shares	(1,034,409)	-
Accumulated other comprehensive loss	-	(140,757)
Accumulated deficit	(38,906,940)	(1,469,905)
Total Stockholders’ Equity	30,534,723	60,768,160

Total Liabilities and Stockholders’ Equity	$47,682,455	$71,872,207

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

		For the Year Ended
		December 31,
	2008	2007	2006
Revenues:
Investment banking	$52,473,187	$55,829,294	$43,080,933
Principal transactions	(13,048,463)	3,872,162	10,809,358
Commissions	6,491,981	6,913,476	5,160,576
Conference fees	2,395,375	2,472,013	2,092,591
Interest and other income	876,316	883,071	187,419
Total revenues	49,188,396	69,970,016	61,330,877

Operating expenses:
Compensation and benefits	34,638,783	41,332,945	26,254,509
Other employee benefits	764,289	498,032	410,495
Conference fees	6,223,308	5,903,295	4,748,330
Broker dealer commissions	304,332	196,725	221,147
Professional and consulting fees	6,275,641	4,731,834	6,181,207
Business development	2,925,523	3,005,706	1,879,982
Advertising	809,311	-	-
Communication and market research	2,645,701	1,980,612	1,451,894
Office supplies	569,347	717,052	577,195
Occupancy and equipment rentals	2,910,129	1,085,393	827,964
Clearance and execution charges	424,590	504,789	417,943
Depreciation and amortization	2,384,115	604,868	538,353
Impairment of goodwill and other intangible assets	21,719,282	375,717	-
Other	1,548,586	959,307	762,172
Total operating expenses	84,142,937	61,896,275	44,271,191

Operating (loss) income	(34,954,541)	8,073,741	17,059,686

Interest expenses	-	(3,771,570)	-

(Loss) Income from continuing operations before income taxes	(34,954,541)	4,302,171	17,059,686
Income tax (expense) benefit	(2,482,494)	440,066

			(879,390)
(Loss) Income from continuing operations	(37,437,035)	4,742,237	16,180,296
income from discontinued operations	-	16,596	338,052
Net (loss) income	$(37,437,035)	$4,758,833	$16,518,348

Weighted average common shares outstanding:
Basic	33,375,012	23,039,216	18,159,547
Diluted	33,375,012	24,023,897	18,484,688

Net (loss) income per share – basic
(Loss) income from continuing operations	$(1.12)	$0.21	$0.89
Income from discontinued operations	-	-	0.02
Net (loss) income	$(1.12)	$0.21	$0.91

Net (loss) income per share – diluted
(Loss) income from continuing operations	$(1.12)	$0.20	$0.88
Income from discontinued operations	-	-	0.02
Net (loss) income	$(1.12)	$0.20	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years
Ended December 31, 2008, 2007 and 2006

		For the Year Ended
		December 31,
	2008	2007	2006
Common stock:
Balance, beginning of the period	$33,750	$18,159	$18,159
Issuance of common stock	2,950	15,591	-
Conversion of common stock to RSUs	(1,655)	-	-
Balance, end of period	$35,045	$33,750	$18,159

Additional paid-in-capital:
Balance, beginning of the period	$62,345,072	$348,256	$(18,159)
Issuance of warrants	-	1,134,615	-
Beneficial conversion features of debentures	-	1,134,657	-
Stock based compensation	5,604,576	2,541,193	366,415
Contribution of tax benefit to the corporation by the LLC members	-	2,075,316	-
Accumulated deficit at the time of the exchange	-	(3,611,775)	-
Stock issued for conversion of debentures	-	20,426,288	-
Stock issued for investment in RRCG	-	2,034,466	-
Conversion of common stock to RSUs	1,655	-	-
Additional paid-in-capital	2,491,261	-	-
Issuance of restricted stock	(1,470)	(750)	-
Issuance of common stock	(67)	36,262,806	-
Balance, end of period	$70,441,027	$62,345,072	$348,256

(Deficit) retained earnings:
Balance, beginning of the period	$(1,469,905)	$20,657,744	$8,304,396
Accumulated deficit at the time of the exchange	-	3,611,424	-
Distributions	-	(30,497,906)	(4,165,000)
Net (loss) income	(37,437,035)	4,758,833	16,518,438
Balance, end of period	$(38,906,940)	$(1,469,905)	$20,657,744

Treasury stock, at cost:
Balance, beginning of the period	$-	$-	$-
Purchases	(1,034,409)	-	-
Balance, end of period	$(1,034,409)	$-	$-

Accumulated other comprehensive (loss) income:
Balance, beginning of the period	$(140,757)	$1,001,664	$-
Reclassification adjustment for unrealized gains (losses) on investments	140,757	(1,001,664)	-
Unrealized gain (loss) on investments, net of income tax	-	(140,757)	1,001,664
Balance, end of period	$-	$(140,757)	$1,001,664

Total Shareholders’ Equity	$30,534,723	$60,768,160	$22,025,823

Comprehensive Income:
Net (loss) income	$(37,437,035)	$4,758,833	$16,518,348
Other comprehensive income (loss)	140,757	(1,142,421)	1,001,664
Total comprehensive (loss) income	$(37,296,278)	$3,616,412	$17,520,102

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

		For the Year Ended
		December 31,
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(37,437,035)	$4,758,833	$16,518,348
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations	-	(16,596)	(338,052)
Depreciation and amortization	2,384,115	604,868	538,353
Restricted cash	(3,371,108)	-	-
Stock based compensation	5,604,576	2,541,193	366,415
Realized gain on available for sale investments	140,757	(1,001,664)	-
Impairment of goodwill and other intangible assets	21,719,282	375,717	-
Interest (amortization of debt discount and deferred financing costs)	-	3,771,570	-
Deferred taxes, net	2,258,301	(1,079,353)	302,414
Changes in operating assets and liabilities:
Financial instruments owned, at fair value	(710,456)	(1,941,291)	(10,927,559)
Private placement and other fees receivable	(1,007,098)	1,532,743	(1,914,252)
Due from clearing broker	(824,740)	(764,710)	(619,104)
Prepaid expenses	249,173	(457,706)	686,955
Other assets	(2,387,466)	(4,376)	65,063
Financial instruments sold not yet purchased, at fair value	1,213,104	147,663	(2,538)
Accrued compensation payable	(1,258,417)	(723,962)	6,459,546
Accounts payable and accrued expenses	2,424,801	384,929	1,966,800
Due to affiliate, net	15,206	-	-
Income taxes payable	(48,067)	(388,171)	413,732
Conferences deposits	(15,443)	(207,148)	(138,817)
Net cash (used in) provided by continuing operating activities	(11,050,515)	7,532,539	13,377,304
Net cash (used in) provided by operating activities of discontinued operations	-	(2,011,761)	187,877
Net cash (used in) provided by operating activities	(11,050,515)	5,520,778	13,565,181

Cash flows from investing activities
Purchases of property and equipment	(1,183,024)	(192,632)	(711,486)
Acquisition of Miller & Mathis LLC	(4,508,065)	-	-
Purchases of trademark	(7,585)	-	-
Acquisition of COSCO Capital Management LLC	(8,077,044)	-	-
Purchase of customer relationship intangible asset	(5,000,000)	-	-
Investments	(4,150,323)	-	-
Acquisitions of public shell companies	-	(463,748)	(60,000)
Investment in RRCG	-	159,815
Distributions from affiliate	-	1,148,646	-
Net cash (used in) provided by investing activities	(22,926,041)	652,081	(771,486)

Cash flows from financing activities
Proceeds from issuance of senior convertible debentures and warrants	-	20,000,000	-
Public offering of common stock, net of expenses	-	36,270,806	-
Deferred financing costs	-	(1,070,040)	-
Purchase of treasury stock	(1,034,409)	-	-
Distributions to members	(1,440,000)	(18,923,979)	(4,165,000)
Net cash (used in) provided by continuing financing activities	(2,474,409)	36,276,787	(4,165,000)
Net cash provided by (used in) financing activities of discontinued operations	-	1,997,675	(187.877)
Net cash (used in) provided by financing activities	(2,474,409)	38,274,462	(4,352,877)

Net (decrease) increase in cash and cash equivalents	(36,450,965)	44,447,321	8,440,818
Cash and cash equivalents – beginning of period	54,834,189	10,386,868	1,946,050

Cash and cash equivalents – end of period	$18,383,224	$54,834,189	$10,386,868

Supplemental disclosures of cash flow information
Income taxes paid	$244,456	$1,040,947	$220,106
Non-cash investing and financing activities
Distribution of beneficial interest in securities	$-	$10,133,927	$-
Accrued liabilities related to the acquisitions of Miller Mathis and COSCO	5,152,501	-	-
Additional paid-in-capital related to acquisition of COSCO	2,491,261	-	-
Issuance of restricted stock to former equity holders of COSCO	1,413	-	-
Estimated distribution with respect to pre-exchange member’s income taxes	-	1,440,000	-
Conversion of common stock to RSUs	1,655	-	-
Conversion of senior convertible debentures and accrued interest	-	20,432,258	-
Contribution of income taxes benefit to the corporation from the LLC members	-	2,075,316	-
Issuance of restricted stock to employees	1,537	3,750,000	-
Conversion of preferred stock into common stock	$-	$-	$25,447

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization, Nature of Operations and Basis of Presentation

General

     Rodman & Renshaw Capital Group, Inc. (“RRCG”) is a Delaware holding company which, through its various subsidiaries, is engaged in the investment banking business. The Company’s principal operating subsidiary is Rodman & Renshaw, LLC (“R&R”), a Delaware limited liability company formed on June 20, 2002. R&R is registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”). RRCG and its subsidiaries, including R&R, are collectively referred to herein as the “Company”.

     On July 10, 2007 Rodman & Renshaw Holding, LLC (“Holding”), consummated a reverse acquisition through an exchange transaction with its subsidiary, Enthrust Financial Services, Inc. (“Enthrust”), which was a non-operating public “shell” company. For accounting purposes, Holding is treated as the continuing reporting entity and the acquisition has been treated as a recapitalization of Enthrust with Holding as the acquirer. On August 31, 2007, Enthrust changed its name to “Rodman & Renshaw Capital Group, Inc.” The historical financial statements of the Company prior to July 10, 2007 are those of Holding.

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

     The Exchange consisted of the following: (i) Paul Revere, LLC, a Delaware limited liability company (“Revere”), contributed its 70% membership interest in Holding to Enthrust in exchange for 12,711,683 shares of Enthrust’s common stock, par value $.001 per share (the “Common Stock”); (ii) the stockholders of R&R Capital Group, Inc. (“R&R Capital”), which owned 30.0% of Holding and 25.5% of RRPR, LLC (“RRPR”), a Delaware limited partnership, contributed all of their RRCG shares to Enthrust in exchange for 5,967,591 (including 519,727 shares attributable to the 25.5% interest in RRPR) shares of Common Stock; (iii) the holders of the senior convertible debentures (“Debentures”) and the warrants (“Warrants”) (see Note 10) issued by Holding contributed those securities to Enthrust in exchange for 5,970,099 shares of Common Stock and warrants to purchase 1,355,600 shares of Common Stock at $7.00 per share; and (iv) options held by Holding employees to purchase up to 2,848,370 shares of Holding’s shares at prices ranging from $0.409 per share to $8.24 per share were exchanged for options to acquire up to 5,278,071 shares of Common Stock at prices ranging from $0.22 to $4.45 per share. In contemplation of the Exchange, on July 9, 2007, two Enthrust stockholders contributed 250,715 and 42,143 shares of Common Stock, respectively, to the capital of Enthrust. In addition, immediately after the Exchange, the 1,707,144 shares of Common Stock held indirectly by Holding were cancelled. These 2,000,002 shares were retired and returned to the status of authorized but unissued shares. As a result, after the Exchange, the former beneficial owners of Holding’s debt and equity securities owned 98.6% of Enthrust’s issued and outstanding shares of Common Stock.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On the Exchange Date: (i) Enthust’s president and chief financial officer resigned; (ii) Enthrust’s sole director appointed Holding’s president as a director of Enthrust; (iii) the two Enthrust directors appointed the officers of Holding as the officers of Enthrust; (iv) the two Enthrust directors appointed the other directors of Holding to be the directors of Enthrust, effective as of the tenth day following the date on which Enthrust mailed an Information Statement pursuant to Rule 14f-1 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), to its stockholders; and (v) the original director of Enthrust resigned effective as of the date the directors of Holding became the directors of Enthrust. The Rule 14f-1 Information Statement was mailed on July 12, 2007 and the Holding directors became directors of Enthrust on July 23, 2007.

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

     Historical members’ equity of Holding prior to the Exchange was retrospectively adjusted for the par value of equivalent number of shares received by the members of Holding. Transaction costs incurred in connection with the Exchange have been charged directly to equity only to the extent of the cash received; costs in excess of cash received are charged to expense

Miller Mathis & Co., LLC Acquisition

     On March 24, 2008, the Company acquired Miller Mathis & Co., LLC (“Miller Mathis”), an independent mergers and acquisition advisor to the global steel industry. The total fixed consideration for the acquisition was $7.3 million, with $4.4 million paid in cash at closing, and the balance payable on the first anniversary of the closing date. The Company, at its election, may pay up to $2.5 million of the deferred consideration in cash or common stock. Up to an additional $2.1 million of purchase price is payable in cash or common stock, or a combination thereof, on the second anniversary of the closing date, upon the achievement of significant growth targets. The Company recorded $7.5 million of goodwill and other intangible assets as a result of this acquisition. See Note 7 of the Notes to Consolidated Financial Statements for further explanation.

COSCO Capital Management, LLC Acquisition

     On June 2, 2008, the Company consummated the acquisition of all the operating assets of COSCO Capital Management LLC, COSCO Capital Texas LP and Private Energy Securities, Inc. (collectively, “COSCO”), related companies that provide investment banking services to the oil and gas sectors, principally in the United States and Canada.

     Under the terms of the acquisition agreement, the fixed purchase price was $10.1 million, $8.1 million of which was paid at closing by the delivery of $6.1 million in cash and 1,121,138 shares of restricted common stock of the Company valued at $2.0 million. The $2.0 million balance of the fixed purchase price is payable over the two year period following the closing. Additionally, Rodman will pay (a) up to a maximum of $4.0 million over the 21 month period following the closing in respect of certain revenue earned, but not yet received, under contracts being acquired (of which $1.7 million was paid through December 31, 2008), and (b) certain other incremental payments based upon the acquired business achieving performance targets during the two year period following the closing. In addition, the acquisition of COSCO contained a 21 month contingency for additional contingent consideration to the selling shareholders, based on future revenues. This additional consideration will be paid annually in a mix of cash and equity.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     As of December 31, 2008, the Company recorded $12.8 million of goodwill and other intangible assets as a result of this acquisition. See Note 7 of the Notes to Consolidated Financial Statements for further explanation.

Unaudited pro-forma condensed results of operations

     The following represents the Company’s unaudited pro-forma condensed results of operations for the years ended December 31, 2007 and 2008, assuming that the acquisition of COSCO occurred on January 1, 2007 and 2008, respectively. The pro-forma information is not necessarily indicative of the results of operations, which actually would have occurred had the acquisition been consummated on that date, nor does it purport to represent the results of operations for future periods.

	Year Ended December 31,
	2008	2007
	Unaudited
Revenues	$51,171,936	$75,801,420

Net (loss) income	$(37,332,831)	$6,817,571

Net (loss) income per share - basic	$(1.09)	$0.28

Net (loss) income per share - diluted	$(1.09)	$0.27

Aceras BioMedical LLC Formation

     On May 12, 2008, the Company formed Aceras BioMedical LLC (“Aceras BioMedical”), a joint venture through which the Company, in partnership with Aceras Partners, LLC (“Aceras Partners”), will make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed a new wholly-owned subsidiary, Rodman Principal Investments, LLC (“RPI”), which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of the Company’s principal-related businesses. RPI has made an initial investment commitment to Aceras BioMedical of up to $30.0 million over five years to fund operations and the joint venture’s principal investments in life science companies. RPI will have a 50% economic interest in all investments made by Aceras.

     Under the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), the Company determined that Aceras Partners meets the definition of a variable interest entity (“VIE”). See Note 2 of Notes to Consolidated Financial Statements, Principles of Consolidation, for further explanation. The Company is the primary beneficiary of Aceras BioMedical and therefore has consolidated Aceras BioMedical with these financial statements.

Rodman & Renshaw, LLC

     R&R, which is a wholly-owned subsidiary of the Company, is a full-service investment banking firm specializing in investment banking services to corporations and businesses and the trading and sale of primarily equity securities. R&R assists emerging growth companies through capital raising, strategic advice, research, and the development of institutional support. R&R is an introducing broker and clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, R&R is exempt from rule 15c3-3 of the Exchange Act.

R&R Biotech Partners, LLC

     On April 1, 2004, R&R Biotech Partners, LLC (“R&R Biotech”) was formed as a wholly-owned subsidiary of the Company for the purpose of making investments primarily in biotechnology and other emerging companies. In addition to making investments in operating companies, R&R Biotech has made several investments in public

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

company corporate shells for use by prospective investment banking clients that desire to go public by effecting a reverse merger.

     On March 31, 2006, R&R Acquisition I, Inc. changed its name to Global Employment Holdings, Inc. (“GEH”) and GEH entered into a merger agreement with Global Employment Solutions, Inc. (“GES”), resulting in GES being 100% owned by GEH, effective April 10, 2006. In connection with these transactions, R&R Biotech contributed shares back to GEH, leaving it with a 2.4% interest in GEH. The investment in GEH was distributed to RRPR on February 28, 2007.

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

     In addition, during the year ended December 31, 2005, R&R Biotech purchased interests in three public company corporate shells, including 24Holdings, Inc., Enthrust and Castle & Morgan Holdings, Inc. (“C&M”).

     At various dates during 2005 and through May 18, 2006, R&R Biotech purchased (1) 450,196 shares of common stock of C&M, which represented a 35.5% interest in this public reporting entity; and (2) a convertible note with a face value of $47,705, which was convertible into 636,057 shares of common stock of C&M. On May 24, 2006, C&M entered into a share and warrant exchange agreement with Osteologix A/S, a privately owned Danish company, resulting in Osteologix A/S being wholly owned by C&M. In addition, Osteologix, Inc., a Georgia corporation (“Osteologix”) and wholly owned subsidiary of Osteologix A/S, merged into C&M and Osteologix was the surviving entity. In connection with these transactions, R&R Biotech exchanged the convertible note for 636,057 shares of common stock and sold 152,076 shares to a third party in exchange for $100,000 cash consideration, leaving the Company with 934,177 shares of Osteologix. The Company sold an additional 306,900 shares of common stock during the year ended December 31, 2006 for gross proceeds of $316,348 which resulted in a realized gain on the sale of the common stock in the amount of $245,261, which left the Company with 3% of the outstanding common shares of Osteologix at December 31, 2006. On February 28, 2007, the investment in C&M was distributed to RRPR.

     During the year ended December 31, 2006, R&R Biotech purchased interests in two public company corporate shells, including Twin Lakes, Inc. and Aerobic Creations, Inc. On February 28, 2007, the investment in Aerobic Creations, Inc. was distributed to RRPR.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - Summary of Significant Accounting Policies

Reclassifications

     Certain reclassifications have been made to previously reported balances to conform to the current presentation.

     Starting in 2008, the Company’s majority ownership interest in certain public “shell” companies (“shells”) is classified on the Consolidated Statements of Financial Condition as Financial instruments owned, at fair value, rather than goodwill. The Company’s investment in these shells is recorded as a component of Financial instruments owned, at fair value in accordance with the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. The Company believes that appropriate accounting is not to consolidate majority-owned investee companies because control of such companies is likely to be temporary, particularly where, as here, the investment is made with the intent to sell in a relatively short period of time, typically in connection with a reverse merger or similar transaction in which the Company has been retained as agent or advisor. This reclassification had the effect of reducing goodwill and increasing financial instruments owned at fair value by $1.8 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively.

     Starting in 2008, syndicate expenses associated with investment banking transactions are recorded net of revenue rather than as a component of expense in accordance with the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. This reclassification had the effect of reducing investment banking revenues and reducing professional and consulting fees by $1.5 million for the year ended December 31, 2007.

Principles of Consolidation

     The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock and has control. In addition, in accordance with FIN 46(R), the Company consolidates entities which lack characteristics of an operating entity or business for which it is the primary beneficiary. Under FIN 46(R), the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, directly or implied. In situations where the Company has significant influence but not control of an entity that does not qualify as a variable interest entity, the Company applies the equity method of accounting. In those cases where its investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when the Company owns 20% to 50% of the voting equity of a corporation, or when it holds at least 3% of a limited partnership interest. If the Company doesn’t consolidate an entity or applies the equity method of accounting, it accounts for the investment at fair value.

     All material intercompany accounts and transactions are eliminated in consolidation.

Financial Instruments at Fair Value

     The Company adopted Statement of Financial Accounting Standard (“SFAS”) 157, Fair Value Measurements, as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date.” Additionally, SFAS 157 disallows the use of block discounts on positions traded in an active market and nullifies certain guidance in Emerging Issues Task Force No. 02-3 regarding the recognition of inception gains on certain derivative transactions.

     Under SFAS 157, fair value generally is based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered in determining the fair value of financial instruments are discount margins, weighted average spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, mid-market pricing is applied and adjusted to the point within the bid-ask range that meets the Company’s best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

     The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models may be made when, in management’s judgment, either the size of the position in the financial instrument in a nonactive market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.

     Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying Consolidated Statements of Operations. Equity interests in certain private equity securities and limited partnership interests are reflected in the Consolidated Financial Statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company’s best estimate of exit price as used in SFAS 157. Generally, the carrying values of these securities will be increased or decreased based on company performance in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices.

      As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company utilizes assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

     Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as listed equities.

     Level 2 includes those financial instruments that are valued using models or other valuation methodologies calibrated to observable market inputs. These models are primarily industry-standard models that consider various assumptions, including discount margins, credit spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or able to be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include warrants received in conjunction with the Company’s investment banking activities.

     Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

category are warrants and convertible notes received in conjunction with the Company’s investment banking activities, private equity securities and limited partnership interests.

Value of Underwriter and Placement Agent Warrants

     As a part of the Company’s compensation for its activities as underwriter or placement agent, it may receive warrants exercisable to purchase securities similar to those that are offered and sold in the financing transaction. The adoption of SFAS 157 on January 1, 2008 and recent dynamic market conditions prompted the Company to undertake a comprehensive review of its fair value accounting polices. Upon completion of this review, management determined that the Company’s warrants should be valued using the Black-Scholes Option Pricing Model (“Black-Scholes”), rather than a fair value model based on historical entity specific criteria. Management concluded that Black-Scholes provides a measurement tool that is consistent with the definition of fair value in accordance with SFAS 157. The model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and price volatility. When the Company initially receives a new warrant in connection with, or prior to an initial public offering, its calculated volatility factor is based on the volatility of an index of comparable companies, since there is no price history for new publicly traded or private companies. As each warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. Management cannot assure that it ultimately will be able to liquidate any of the Company’s warrants in a way that will realize the value attributed to the warrants in the financial statements through the application of Black-Scholes.

     The change in estimate was implemented in the first quarter of 2008. The impact of the change in warrants valuation was accounted for on a prospective basis in accordance with SFAS 154, Accounting Changes and Error Corrections. As a result of the Company’s change in this valuation technique, it recorded additional principal transaction revenue and investment banking revenue of $9.2 million and $1.5 million, respectively, during the first quarter of 2008.

     The fair value of warrants is recorded in financial instruments owned, at fair value on the Company’s Consolidated Statements of Financial Condition. When a new warrant is received, its fair value is included in investment banking revenue on the date on which it is earned. Subsequently, any change in fair value is recorded as principal transactions. When a warrant is exercised, the fair value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the fair value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

Short Sales

     Beginning in the second quarter of 2008, the Company engaged in “short sales” through a third party managed fund in order to hedge the market risk associated with its warrant portfolio. Short selling is the practice of selling securities that are borrowed from a third party. The Company is required to return securities equivalent to those borrowed for the short sale at its prime broker’s demand. Pending the return of such securities, the Company deposits with the prime broker as collateral the proceeds of the short sale plus additional cash. The amount of the required deposit, which earns interest, is adjusted periodically to reflect any change in the market price of the securities that the Company is required to return to the prime broker. As of December 31, 2008, short sales were collateralized by $2.4 million of restricted cash based on the requirements of the prime broker.

Revenue Recognition

     Investment Banking. Underwriting and placement agent revenues and fees from mergers and acquisitions and other financial advisory assignments are recognized in the Consolidated Statements of Operations when the services related to the underlying transaction are completed under the terms of the engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Underwriting and placement agent revenues are presented net of related expenses.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments, in accordance with Emerging Issued Task Force (“EITF”) 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services. Revenue from the receipt of warrants is recognized on the date the warrants are received based on the estimated fair value of the securities received as estimated using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

Private placement – cash fees	$28,586,391	$45,481,490	$39,391,862
Private placement – warrant and note fees	13,684,056	-	-
Advisory – cash fees	8,983,629	5,826,711	814,409
Underwriting – cash fees	1,219,111	4,521,093	2,874,662
Total investment banking revenue	$52,473,187	$55,829,294	$43,080,933

     Principal Transactions. Financial instruments owned and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in principal transactions on a trade date basis.

     Commissions. The Company’s sales and trading business generates revenue from equity securities trading commissions paid by customers. Commissions are recognized on a trade date basis.

     Conference Fees. The Company receives conference deposits from presenters, which are recorded as a liability and then recognized as revenue when the conference is conducted. The Company also makes advance payments for conference facilities, entertainment and related costs, which are recorded as prepaid expenses and then recognized as expenses when the conference is conducted.

Debt with Equity Instruments

     Debentures and Warrants were accounted for in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the aggregate purchase price was allocated to the Debentures and the Warrants based on their relative fair values, with amount attributable to the relative fair value of the Warrants being recorded as a debt discount on the Debentures and credited to additional paid in capital. The debt discount was accreted over the life of the Debentures.

     The fair value of the Warrants was determined based on the Black-Scholes model, which required the input of highly subjective assumptions, including the expected share price volatility. Given that Holding’s shares were not publicly traded, Holding developed an expected volatility figure based on a review of the historical volatilities, over a period of time equivalent to the expected life of the Warrants, of similarly positioned public companies within its industry, during the early stages of their life as a public company. In applying the Black-Scholes model, Holdings used the following assumptions:

Risk free interest rate	4.54%
Weighted average expected life of Warrants (years)	3.0
Expected volatility of Company’s common stock	33%
Expected dividends	—

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In addition, based on the intrinsic value method, an additional amount of debt discount was recorded and credited to additional paid in capital, related to the beneficial conversion feature of the Debentures after taking into account the value of the Warrants issued. The debt discount was accreted over the life of the Debentures.

     On July 10, 2007, the Debentures were exchanged in consideration for shares of Common Stock as part of the Exchange, and the unamortized debt discount was charged to interest expense and are included in the statements of operations (see Note 10.)

Premises and Equipment

     Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

Goodwill and other intangible assets

     In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized; instead, it is reviewed for impairment at least annually and written down when impaired. The Company operates as a single reporting unit. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.

     Intangible assets consist of customer relationships and a trade name. Customer relationships and a trade name acquired in business combinations under the purchase method of accounting are recorded at their fair values net of accumulated amortization since the acquisition date. Customer relationships acquired in the normal course of the Company’s operations are recorded at cost net of accumulated amortization. Intangible assets are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. Amortization is calculated using the straight line method over the estimated useful lives at the following annual rates:

%
Customer relationships	33%
Trade name	10%

     Pursuant to the provisions of SFAS 142, the Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows.

Earnings Per Share

     The Company computes earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, which includes restricted stock and restricted stock units (“RSUs”) for which service has been provided. Diluted EPS includes the components of basic EPS and also includes the dilutive effects of restricted stock and RSUs for which service has not yet been provided and employee stock options.

Income Taxes

     Prior to the Exchange, Holding was a limited liability company (“LLC”) filing Federal, NewYork State, and New York City Unincorporated Business Tax (“UBT”) returns. As an LLC, Holding was not subject to Federal or State income taxes. Rather, the members of Holding, Revere and R&R Capital, were taxed on Holding’s federal and state taxable income. Accordingly, there was no provision or liability for Federal or State income taxes recorded

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in Holding’s consolidated financial statements prior to the Exchange, except for the New York City UBT. For the short year that began on July 11, 2007 and ended December 31, 2007, the Company was subject to Federal, New York State, and New York City corporate income taxes. For the year ended December 31, 2008, the Company is required to file Federal and several State corporate tax returns in addition to New York State and New York City.

     Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provision. As a result of having no material uncertain tax positions, the Company has no amounts for associated interest and penalties recorded on the Consolidated Statements of Financial Condition or the Consolidated Statements of Operations.

Legal Reserves

     The Company recognizes a liability for a contingency when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss.

     Reserves related to legal proceedings are established and maintained in accordance with SFAS 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss an Interpretation of FASB Statement No. 5. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of December 31, 2008, there were no legal reserves accrued in the Consolidated Statements of Financial Condition.

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

Concentrations of Credit Risk

     R&R is engaged in trading and provides a broad range of securities brokerage and investment services to institutional clients as well as private placement services to business entities. Counterparties to the R&R’s business activities include broker-dealers and clearing organizations, banks and other financial institutions.

      R&R uses a clearing broker to process transactions and maintain client accounts on a fee basis. R&R permits the clearing firm to extend credit to a client secured by cash and securities in the client’s account. R&R’s exposure to credit risk associated with the non-performance by its clients and counterparties in fulfilling their

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of clients and counterparties to satisfy their obligations to R&R. R&R has agreed to indemnify its clearing broker for losses incurred while extending credit to R&R’s clients. R&R’s policy is to review, as necessary, the credit standing of its clients and counterparties. Amounts due from clients that are considered uncollectible are charged back to R&R by the clearing brokers when such amounts become determinable.

     Financial instruments sold but not yet purchased commit R&R to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, R&R must acquire the financial instruments at market prices, which may exceed the values reflected on the Consolidated Statements of Financial Condition.

Forgivable Loans

     During the year ended December 31, 2008, the Company issued $3.3 million of forgivable loans as a retention vehicle to certain new employees. These loans are subject to a substantive service requirement by the employees and are amortized over a three year service period on a straight-line basis. As of December 31, 2008, the balance of the loans was $2.5 million, which is included in other assets on the Consolidated Statements of Financial Condition. The Company recorded $0.8 million of compensation expense during the year ended December 31, 2008 related to the amortization of these loans.

Stock-Based Compensation

     On January 1, 2006, the Company adopted SFAS No. 123(R) Share-Based Payment (“SFAS 123(R)”), using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period. Expenses associated with such grants are generally recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

     Deferred stock based compensation costs with respect to shares of restricted stock and restricted stock units granted are presented as part of stock based compensation in the consolidated statements of stockholders’ equity.

NOTE 3 - Recent Accounting Pronouncements

     SFAS 141 (revised). In December 2007, the FASB issued Statement No. 141(revised), “Business Combinations” (SFAS 141(R)), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS 141, “Business Combinations”. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS 141(R) are: (1) acquisition costs and restructuring costs would now be expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and noncontractual contingencies that meet the more-likely-than not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings. Noncontractual contingencies that do not meet the more likely- than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets & liabilities, including the minority interest portion, and goodwill is recorded as if a 100% interest was acquired. SFAS 141(R) is effective January 1, 2009. The Company will evaluate the impact of SFAS 141(R) on its consolidated financial statements when future business acquisitions occur.

     SFAS 160. In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires an entity to clearly

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

identify and present ownership interests in subsidiaries held by parties other than the entity in the Consolidated Financial Statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, the Company adopted SFAS No. 160 effective January 1, 2009 and does not anticipate that its adoption will have a significant impact on the reporting of its financial position or results of its operations.

     SFAS 161. In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 effective January 1, 2009 and will reflect the new disclosure requirements in its 2009 consolidated financial statements. SFAS 161 will not impact the Company’s consolidated results of operations or financial position as its requirements are disclosure-only in nature.

     SFAS 162. In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS 69”). SFAS 162 is effective 60 days following the the Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material effect on the Consolidated Financial Statements because the Company has utilized the guidance within SAS 69.

     FSP FAS 157-3. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active (“FSP FAS 157-3”). FSP FAS 157-3 is consistent with the joint press release the FASB issued with the SEC on September 30, 2008, which provides general clarification guidance on determining fair value under FASB 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS 157-3 was effective immediately upon issuance and did not have an effect on the Company’s financial condition, results of operations or cash flows.

NOTE 4 – Cash and Cash Equivalents

     The Company generally invests its excess cash in money market funds. Restricted cash is due to short sales which were collateralized based on the requirements of the prime broker and an escrow account per the Company’s office lease agreement.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - Financial Instruments, at Fair Value

     The following is a summary of the fair value of financial instruments owned and financial instruments sold, not yet purchased, as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased

Securities	$1,258,132	$1,360,767	$1,120,841	$147,663
Derivatives	7,483,770	-	2,083,469	-
Investment in private securities	627,309	-	743,548	-
Investments in shells	1,823,836	-	987,876	-
Loans and loan commitments	1,916,782	-	477,500	-
Other investments	762,365	-	3,598,171	-
	$13,872,184	$1,360,767	$9,011,405	$147,663

     The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of December 31, 2008 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Financial instruments owned:
Securities	$1,258,132	$-	$627,309	$1,885,441
Derivatives	-	1,861,781	5,621,989	7,483,770
Investments in shells	-	-	1,823,826	1,823,826
Loans and loan commitments	-	-	1,916,782	1,916,782
Other investments	-	-	762,365	762,365
Total financial instruments owned	$1,258,132	$1,861,781	$10,752,271	$13,872,184

Liabilities:
Financial instruments sold, not yet purchased	$1,360,767	$-	$-	$1,360,767
Total financial instruments sold, not yet purchased	$1,360,767	$-	$-	$1,360,767

     The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the year ended December 31, 2008:

	Derivatives Instruments	Non-Derivatives
	Assets	Assets

Balance, January 1, 2008	$2,083,469	$5,807,096
Received/ issuances	10,493,214	7,521,165
Change in accounting estimate (1)	9,007,669	-
Realized and unrealized gain (loss) (1)	(15,962,363)	(8,197,979)
Balance, December 31, 2008	$5,621,989	$5,130,282
Change in unrealized gains/losses relating to
instruments still held at December 31, 2008	$(15,962,363)	$(3,595,227)

(1) Reported in principal transactions in the Consolidated Statements of Operations.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – Discontinued Operations

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

     The Company’s ownership interest in the capital of RROF reflected a 7.34% interest as of December 31, 2007. Effective December 1, 2007, the Company had no significant influence over the entity’s partnership operating and financial policies and is accounting for its interest on the equity method of accounting in accordance with EITF Topic No. D-46, Accounting for Limited Partnership Investments. As of December 31, 2008, the investment in RROF was $122,547 and such amount is included in financial instruments as other investment in the accompanying Consolidated Statements of Financial Condition.

The results of the discontinued operations for the years ended December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006

Principal transactions	$(2,326,201)	$2,659,603
Interest and other income	48,568	33,114
	(2,277,633)	2,692,717
Operating expenses	-	100,744
Operating income (loss)	(2,277,633)	2,591,973
Income taxes benefit (expense)	91,580	(14,085)
Minority interest	2,202,649	(2,239,836)
Net income	$16,596	$338,052

NOTE 7 – Goodwill and Other Intangible Assets

     On March 24, 2008, the Company acquired a 100% ownership interest in Miller Mathis. The total fixed consideration for the acquisition was $7.3 million, with $4.4 million paid in cash at the closing, and the balance payable in one year. Legal expenses associated with the acquisition were $0.2 million.

     The acquisition was accounted for by the purchase method and accordingly, the purchase price has been allocated according to the estimated fair value of the assets acquired and liabilities assumed of Miller Mathis. The Company completed its purchase price allocation during the fourth quarter of 2008, which resulted in allocation of $0.9 million, or 11.8%, from goodwill to customer relationships and trade name intangibles. The results of Miller Mathis’ operations have been included in the consolidated financial statements since March 24, 2008.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed upon the completion of the purchase price allocation:

Accounts receivable	$86,586
Prepaid expenses	38,000
Other assets	20,510
Customer relationships	650,000
Trade name	230,000
Goodwill	6,578,065
Total assets acquired	7,603,161

Accounts payable and accrued expenses	(122,740)
Other liabilities	(22,356)
Total liabilities assumed	(145,096)

Net assets acquired	$7,458,065

     Customer relationships and trade name intangibles in the amount of $880,000 are amortized using the straight-line method at an annual weighted average rate of 20.7% . The Company recorded an amortization expense of $105,169 for the three months ended December 31, 2008.

     On June 2, 2008, the Company acquired all the operating assets of COSCO, related companies that provide investment banking services to the oil and gas sectors, principally in the United States and Canada. Under the terms of the acquisition agreement, the fixed purchase price was $10.1 million, $8.1 million of which was paid at closing by the delivery of $6.1 million in cash and 1,121,138 shares of restricted common stock of the Company valued at $2.0 million. The $2.0 million balance of the fixed purchase price is payable over the two year period following the closing date. Additionally, Rodman will pay (a) up to a maximum of $4.0 million over the 21 month period following the closing in respect of certain revenue earned, but not yet received, under contracts being acquired (of which $1.7 million was paid through December 31, 2008), and (b) certain other incremental payments based upon the acquired business achieving performance targets during the two year period following the closing. In addition, the acquisition of COSCO contained a 21 month contingency for additional contingent consideration to the selling shareholders, based on future revenues. This additional consideration, if earned, will be paid annually in a mix of cash and equity.

     The acquisition was accounted for by the purchase method and accordingly, the purchase price has been allocated according to the estimated fair value of the assets acquired and liabilities assumed of COSCO. The Company completed its purchase price allocation during the fourth quarter of 2008 which resulted in an allocation of $2.5 million, or 19.7%, from goodwill to customer relationship intangibles.

     As of December 31, 2008, the Company recorded $12.8 million of goodwill and customer relationships as a result of this acquisition, which included additional consideration of $2.3 million under the terms of the agreement and $0.4 acquisition costs. The results of COSCO’s operations have been included in the consolidated financial statements since June 2, 2008.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed upon the completion of the purchase price allocation:

Cash	$99,190
Other current assets	25,000
Premises and equipment, net	72,551
Other assets	84,536
Customer relationships	2,520,387
Goodwill	10,251,543
Total assets acquired	13,053,207

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts payable and accrued expenses	(42,158)
Long-term liabilities	(86,960)
Total liabilities assumed	(129,118)

Working capital adjustment	(152,159)

Net assets acquired	$12,771,930

     Customer relationships intangibles in the amount of $2,520,387 are amortized using the straight-line method over a three year period. The Company recorded amortization expense of $418,255 for the three months ended December 31, 2008.

     On June 2, 2008, the Company acquired a customer relationship intangible asset for a total cash payment of $5.0 million. The Company will amortize this customer relationship intangible asset over the expected useful life of three years using the straight line method.

     In light of market conditions, the Company performed an impairment test during the first quarter of 2008 which resulted in the recognition of a goodwill impairment charge of $1.1 million, of which $ 0.3 million and $0.8 million are related to its TechBio, LLC and Techvest, LLC subsidiaries, respectively.

     Goodwill was tested again for impairment as of September 30, 2008, after monitoring the relationship of the Company’s market capitalization to both its book value and tangible book value and observing a decline in the Company’s market capitalization related to both financial services industry-wide and to Company specific factors. Based on this analysis goodwill was not considered to be impaired.

     The Company performed an impairment test of goodwill as of December 31, 2008. Fair value of the reporting unit was determined using the weighted average of discounted cash flow, price to tangible book value multiple and market capitalization. The significant estimates used in the fair value methodologies include estimates of future cash flows, future growth rates and the weighted average cost of capital of the reporting unit. The impairment test resulted in the recognition of an impairment charge of $16.8 million related to Miller Mathis and COSCO, which was the total balance of goodwill related to these acquisitions.

     Management performed an impairment test of the customer relationships and trade name intangibles as of December 31, 2008, which resulted in the recognition of impairment charge of $3.8 million of customer relationships.

     The following table represents a summary of the changes to goodwill and other intangible assets from January 1, 2007 through December 31, 2008:

	Goodwill	Customer Relationship	Trademark	Total

Balance, January 1, 2007	$1,938,714	$-	$-	$1,938,714
Additions	486,693	-	-	486,693
Reclassification of shells	(984,690)	-	-	(984,690)
Impairment	(375,717)	-	-	(375,717)
Balance, December 31, 2007	1,065,000	-	-	1,065,000
Additions	16,829,608	8,170,387	237,875	25,237,870
Impairment	(17,894,608)	(3,824,674)	-	(21,719,282)
Amortization	-	(1,659,902)	(17,250)	(1,677,152)
Balance, December 31, 2008	$-	$2,685,811	$220,625	$2,906,436

NOTE 8 - Premises and Equipment

Premises and equipment is comprised of the following as of December 31, 2008 and 2007:

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2008	2007

Computer and office equipment	$1,624,871	$1,174,828
Furniture and fixtures	1,011,008	652,637
Leasehold improvements	1,008,206	545,014
	3,644,085	2,372,479

Less: accumulated depreciation and amortization	2,254,380	1,458,834

Property and Equipment, Net	$1,389,705	$913,645

     Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $706,963, $604,868 and $538,353, respectively.

NOTE 9 – Related Party Transactions

     As of December 31, 2008 and 2007, an aggregate of zero and $137,914, respectively, was due from Paul Revere. The 2007 amount relates to amounts advanced for business purposes prior to the Exchange and they were repaid during 2008.

     The spouse of a director, the Company’s Head of Investment Banking and former Chief Executive Officer, is employed by R&R as vice president, institutional trading. During 2008 and 2007 she earned $137,989 and $417,399 for services rendered, respectively.

     During the year ended December 31, 2008, the Company paid and received funds from RRPR in the ordinary course of business. As of December 31, 2008, due to RRPR was $398,169. RRPR, which holds financial instruments received prior to the Exchange Date, is owned 40.5% by the Company and 59.5% by Revere.

     One of the Company’s directors, who joined its board of directors on October 16, 2007, has also served as the chairman of the board of Vector Intersect Security Acquisition Corp. (“Vector”) since May 31, 2006. During 2008 the Company recorded revenue in the amount of $2,308,063 in connection with services rendered to Vector. As of December 31, 2008, a receivable from Vector in the amount of $240,000 was due and a promissory note in the amount of $1,916,782 was outstanding.

NOTE 10 – Senior Convertible Debentures and Warrants

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

     The Company incurred investment banking, legal and due diligence fees totaling $1,070,040 associated with the issuance of the Debentures and Warrants. These fees are recorded as deferred financing costs and $136,040 was amortized to interest expense through the Exchange Date. Upon the Exchange, the remaining unamortized balance of $934,000 was written off. Such amounts are included in interest expense in the consolidated statements of operations.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 11 - Commitments and Contingencies

   Lease Commitments

     The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2008 and 2013.

     On February 14, 2008, the Company entered into a new lease agreement for approximately 40,300 square feet of office space on the 20th floor at 1251 Avenue of the Americas, New York, NY for a term which commenced in May 2008 and ends in October 2013. The monthly rental fee is $251,875, with five months free rent after the payment of the first monthly lease payment on the commencement date. The monthly rent expense is $232,500.

     The Company’s future minimum lease payments for all operating leases are as follows as of December 31, 2008:

		Equipment
	Office Leases	Leases	Total
2009	$3,189,268	$11,986	$3,201,253
2010	3,138,159	10,326	3,148,485
2011	3,116,750	2,872	3,119,622
2012	3,116,662	-	3,116,662
2013	2,518,750	-	2,518,750

     Occupancy and rental expense amounted to $2,910,129, $1,085,393 and $827,964 in 2008, 2007 and 2006, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Letter of Credit

     In connection with the lease for the 20th floor at 1251 Avenue of the Americas, New York, NY the Company issued a letter of credit in favor of the landlord in the sum of $755,625, as a security deposit. The letter of credit expires on February 2010 but is subject to automatic extension.

   Equity Commitment

     The Company, through RPI, has made an initial investment commitment to Aceras Partners of up to $30.0 million over five years to fund operations and the joint venture’s principal investments in life science companies. As of December 31, 2008, $28.6 million of this commitment remained unfunded.

   Litigation

     The Company faces significant legal risks in its businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against investment banking firms have been increasing. These risks include potential liability under Federal securities and other laws in connection with securities offerings and other transactions, as well as advice and opinions the Company may provide concerning strategic transactions. In addition, like most investment banking firms, the Company could be the subject of claims made by current and former employees arising out of their employment or termination of employment with the Company. These claims often relate to dissatisfaction with an employee’s bonus or separation payment, or involve allegations that the employee was the subject of some form of discrimination, retaliation or other unlawful employment practice.

     The following constitute the Company’s material pending legal proceedings as of the date of this report:

     On or about October 18, 2006, R&R, as claimant, filed a statement of claim with FINRA against Matthew N. Murray (“Murray”), a former research analyst whom the Company terminated on March 2, 2006 for engaging in unprofessional conduct (Rodman & Renshaw, LLC v. Mathew N. Murray, FINRA Dispute Resolution Arbitration No. 06–04643). The petition at that time asserted claims for defamation, tortious interference with business relations, breach of fiduciary duty, conversion, breach of contract, and prima facie tort. In that proceeding, the Company seeks compensatory damages against Murray of at least $10 million, plus punitive damages of at least $15 million, together with certain injunctive relief. The claims relate to wrongful activities allegedly undertaken by Murray.

     On October 6, 2006, R&R and its senior officers filed an action (the “SDNY Action”) in the U.S. Federal District Court for the Southern District of New York (Rodman & Renshaw, LLC, John Borer, Edward Rubin, Michael Vasinkevich, and Wesley K. Clark v. Mathew N. Murray, U.S. District Court, Southern District of New York, 06 CV 8210 (WHP)), alleging various claims for trademark dilution, trademark infringement, cybersquatting, cyberpiracy, and false designation of origin as a result of various websites allegedly created by or at the instance of Murray using, among other things, the given names and surnames of certain of the Company’s principals and high ranking employees. The action, among other things, sought permanent injunctive relief restraining Murray from continuing the acts complained of, as well as compensatory and punitive damages, each in the amount of at least $10.0 million. On October 6, 2006, R&R and the other plaintiffs moved for a temporary restraining order and preliminary injunction seeking an order enjoining Murray from continuing to maintain the offending websites and directing that the sites be taken down and the domain names transferred to the Company and to the other plaintiffs. Murray signed an order on October 10, 2006, effectively agreeing to all of R&R’s demands, which document was so-ordered by the Court on October 11, 2006. On or about October 17, 2006, Murray filed an answer and counterclaims, which he amended on November 14, 2006, for breach of contract, defamation, and declaratory relief, seeking at least $1.0 million each in compensatory damages and punitive damages in an amount to be determined at trial. Murray also alleges that he was promised an option to purchase two percent “of Rodman” for “book value.”

      On or about November 17, 2006, the plaintiffs in the SDNY Action moved to sever and dismiss Murray’s counterclaims and Murray moved to stay and preliminarily enjoin the FINRA proceeding or, in the alternative, to stay the SDNY Action. The court heard oral argument on the motions on December 21, 2006, and issued an order

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dated December 22, 2006, declining to stay the FINRA proceeding; declining to sever and dismiss Murray’s counterclaims; and directing that the SDNY Action be stayed pending the full adjudication of the FINRA proceeding.

     On April 9, 2007, the statement of claim in the FINRA proceeding was amended to include the claims first set forth in the complaint in the SDNY Action and to include the individual plaintiffs in the SDNY Action as additional claimants in the FINRA proceeding. On May 24, 2007, Murray filed a motion to dismiss the amended statement of claim, as well as an answer and three counterclaims. Two of the counterclaims seek damages for breach of contract of at least $1.0 million; the third counterclaim seeks damages for defamation of at least $1.0 million, plus additional, but unspecified, compensatory and punitive damages, plus expungement of the Form U-5 that R&R filed in connection with Murray’s termination. Murray also seeks a declaration concerning his rights and R&R’s conduct in connection with the allegations in his answer and counterclaims and in connection with R&R’s right to adjudicate its claims in the arbitration. On August 2, 2007, claimants filed a reply to Murray’s counterclaims, an opposition to Murray’s motion to dismiss claimants’ amended statement of claim and a motion to dismiss two of Murray’s counterclaims (the counterclaim seeking damages for breach of contract in connection with Murray’s claim that he had been promised an option to purchase two percent “of Rodman” for “book value” and the counterclaim seeking damages for defamation) as well as his claims for declaratory relief. On or about August 31, 2007, Murray filed an opposition to claimants’ motion to dismiss his counterclaims and claims for declaratory relief, as well as a reply in further support of his motion to dismiss the amended statement of claim. On December 6, 2007, claimants filed a reply in further support of their motion to dismiss the second and third counterclaims asserted by Murray. On January 14, 2008, claimants filed a second amended statement of claim. On January 16, 2008, Murray filed an answer and motion to dismiss the second amended statement of claim. In December 2007 and January 2008, the Panel denied both parties’ motions to dismiss.

     Trial hearings began in December 2008, continued in January and March 2009 and have been scheduled for April and June, 2009.

     Although the Company believes that claimants will prevail on their claims and that they have meritorious defenses to Murray’s counterclaims, the Company is not in a position at this stage to predict or assess the likely outcome of these proceedings.

     As a result of allegations by Murray that R&R terminated him in violation of NASD Rule 2711 (“Rule 2711”) and SEC Regulation AC (“Reg AC”) in retaliation for his desire to downgrade an issuer that he provided research coverage on, the Committee on Finance of the U.S. Senate (“SFC”) and the SEC commenced inquiries, the AG issued a subpoena and FINRA initiated an investigation.

     The SFC, by letter dated May 25, 2006 from its former chairman, Senator Charles E. Grassley (“Grassley”), requested that the Company’s Chairman make himself available for an interview with Grassley’s staff and respond to certain questions in connection with Murray’s termination. By letter of the same date, Grassley, along with Senator Max Baucus, who was at that time the ranking member of the SFC, wrote to Christopher Cox, then chairman of the SEC, asking the SEC to conduct a “comprehensive and thorough examination” into the Company’s termination of Murray. Both the letter to the Company and the letter to Cox reference possible violations of Rule 2711 and Reg AC. The Company responded to the letter from Grassley and the Company’s Chairman voluntarily appeared for an interview by Grassley’s staff in July 2006. The last written correspondence from Grassley’s offices to the Company with respect to this matter occurred in September 2006. Neither former chairman Grassley nor the SFC has contacted the Company since that date, and the SFC has not, to the Company’s knowledge, issued any subpoena in connection with its inquiry.

     By letter dated March 27, 2006, the SEC advised the Company that it was undertaking an inquiry of the Company and it requested that the Company produce documents in connection with that inquiry. Although the letter from the SEC does not specifically reference either Rule 2711 or Reg AC, the documents they requested and the Company’s counsel’s conversation with the SEC staff indicated that the focus of the inquiry was Mr. Murray’s allegations. The Company responded to the SEC inquiry and produced responsive documents to the SEC. In addition, the Company produced its chief compliance officer for an interview at the SEC.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     By letter dated April 18, 2007, the SEC advised the Company that its inquiry had been terminated and that no enforcement action had been recommended.

     On or about July 7, 2006, the AG served the Company with a subpoena containing a number of requests for information and documents concerning, among other things, the termination of Murray. The subpoena does not specifically reference either Rule 2711 or Reg AC. The Company produced documents and information responsive to the subpoena (including all of the documents that the Company also had previously provided to the SEC). To the Company’s knowledge, the AG has not interviewed any of the Company’s employees and the Company has not received any communication from the AG since the end of August 2006.

     By letter dated April 10, 2006, FINRA advised the Company that it was reviewing matters related to the circumstances surrounding the termination of the former employee and requested that the Company produce documents in connection with that review. By letter dated April 11, 2006, FINRA withdrew its request, to avoid regulatory duplication, upon learning that the SEC was also reviewing the same events. However, in 2007 the Company received certain letters from FINRA requesting certain information, documentation and interviews. The Company produced all information and documentation requested, complied with the request for interviews and continues to cooperate fully with FINRA’s investigation. The Company has not received any further communication from FINRA since December 2007.

   Employment Agreements

     On December 22, 2006, the Company entered into an employment agreement with its Chairman that provides for an annual base salary of $250,000, as well as additional compensation as defined in the agreement. Effective June 26, 2007, the employment agreement with the Chairman was modified to eliminate a bonus that was based on net income.

     On March 1, 2007, the Company entered into three-year employment agreements with three senior managing directors of the Broker-Dealer who are also senior executives of the Company and members of its board of directors (the “Board”). Under the terms of the agreements, which commenced on March 1, 2007 and continue until February 28, 2010, unless extended or earlier terminated in accordance with their terms, the Company is required to pay annual base salaries of $150,000 to each executive ($450,000 in the aggregate), plus incentive compensation under a bonus plan. The bonus for these executives will be calculated at the discretion of the Compensation Committee of the Board, based upon the overall revenue and profits of the Company for each fiscal year commencing on or after January 1, 2007, as well as, the overall productivity of each executive as determined by the Compensation Committee, subject to the Company’s total compensation and benefits expense with respect to all employees, which includes cash and non-cash compensation but does not include equity based compensation granted prior to September 30, 2007 and insurance premiums paid in respect of “key man” life insurance policies for the Company’s benefit, for the fiscal year not exceeding 55% of cash revenues. For the years ended December 31, 2008 and 2007, the compensation expense for these three individuals was $450,000 and $4,611,000, respectively.

     In August 2007, the Company entered into an employment agreement with its chief executive officer (“CEO”), Michael Lacovara. For the years ended December 31, 2008 and 2007, compensation expense to the CEO under this agreement was $857,500 and $467,788, respectively. The Company granted to Mr. Lacovara under his employment agreement 750,000 stock options and 750,000 restricted stocks in 2007 and 71,429 shares of restriced stocks and 58,163 RSUs in 2008. On February 9, 2009, the Company announced that Edward Rubin, the president and a co-founder of the Company, would succeed Mr. Lacovara as CEO (see Note 17).

   Executive Bonus Plan

     In August 2007, the Compensation Committee and the Board unanimously approved the Company’s Executive Bonus Plan. The Executive Bonus Plan was subsequently ratified by the Company’s stockholders on August 31, 2007. The Executive Bonus Plan replaced and superseded the previously existing bonus plan that had been included in the employment agreements with three senior executives of the Company. The material terms of the Executive Bonus Plan are as follows: (i) the plan is for a term of five years; (ii) the initial participants are four of the Company’s senior executives; (iii) all awards under the Executive Bonus Plan are determined by the

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation Committee in its sole and absolute discretion; (iv) no participant may receive, in any single year, an amount exceeding 25% of the Company’s consolidated cash revenues for that year; and (v) in no event shall the Company’s total compensation and benefits expense for any fiscal year, after taking into account the aggregate amount awarded under the Executive Bonus Plan (but excluding any equity compensation granted by the Company prior to September 30, 2007), exceed 60% of the Company’s total consolidated revenues for such fiscal year.

NOTE 12 - Net Capital Requirements

     R&R is subject to various regulatory requirements, including the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1). These regulations place limitations on certain transactions, such as repaying subordinated borrowings, paying cash dividends, and making loans to a parent, affiliates or employees. Broker-dealers are prohibited from such transactions which would result in a reduction of its total net capital to less than 120% of its required minimum net capital. Moreover, broker-dealers are required to notify the SEC before entering into any such transactions, which if executed, would result in a reduction of 30% or more of its excess net capital (net capital less the minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer.

     At December 31, 2008, the R&R had net capital of $8,361,323, which was $8,111,323 in excess of its required net capital of $250,000.

NOTE 13 - Income Taxes

     Through the Exchange Date, the Company was an LLC, subject to UBT income taxes at a 4% effective tax rate. For the short year that began on July 11, 2007 and ended December 31, 2007, the Company was subject to Federal, New York State, and New York City corporate income taxes, at an estimated 45% combined effective tax rate. For the year ended December 31, 2007, the Company filed partnership tax returns for the period that began on January 1, 2007 and ended on the Exchange Date, and the Company filed corporate tax returns for the period that began on July 11, 2007 and ended December 31, 2007. For the year 2008, the Company expanded its operations in several states through the acquisition of COSCO, which requires the Company to file state tax returns in several state jurisdictions in addition to New York State and New York City.

     In connection with the Exchange, the Company entered into a Tax Indemnification Agreement with Revere, RRCG, and the stockholders of RRCG (“the Indemnitees”) pursuant to which the Company agreed to indemnify the Indemnitees for any increased taxes attributable to any adjustment to Holding’s tax returns through the Exchange Date. The Company believes that the likelihood of any payment under the indemnification agreement is remote.

     For the year ended December 31, 2008, 2007, and 2006, the current and deferred amount of income tax expense (benefit) in the statement of operations are comprised of the following:

	For the Years Ended December 31,
	2008	2007	2006
Current:
Federal	—	—	—
States & City	$224,194	$639,287	$552,290
Total current tax expense (benefit)	224,194	639,287	552,290

Deferred:
Federal	1,486,232	(501,502)	—
States & City	772,068	(577,851)	327,100
Total deferred tax expense (benefit)	2,258,300	(1,079,353)	327,100

Total income tax expense (benefit)	$2,482,494	$(440,066)	$879,390

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A reconciliation of total income taxes and the amount computed by applying the applicable federal income tax rate to earnings before income taxes follows:

	For the Years Ended December 31,
	2008	2007	2006
Computed “expected” tax at 34% statutory rate	$(11,884,543)	$1,450,543	$5,777,947
Increase in taxes resulting from:
Non-deductible expenses and non-taxable income, net	63,792	3,501,357	624,757
State and local income taxes, net of federal benefit	(2,123,647)	(5,833,552)	(5,777 804)
Reversal of tax provisions	—	(444,341)	—
Contribution of income taxes benefit from the Exchange	—	957,100	—
Other items	887,395	(71,173)	251,490
Valuation allowance	15,539,497	—	—
Total	$2,482,494	$(440,066)	$879,390

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	December	December
	31, 2008	31, 2007
Deferred tax assets:
Stock based compensation	$3,444,388	$1,308,424
Intangible assets	8,808,997	—
Depreciation	216,746	—
Unrealized gain or loss on investments	114,050	87,634
Accrued expenses	805,354	—
Net operating carryforwards	3,621,417	1,790,202
Other carryovers	6,556
	17,017,508	3,186,260
Valuation allowance	(15,539,497)	—
	1,478,011	3,186,260

Deferred tax liabilities:
Unrealized Gains	(1,478,011)	(927,959)
	(1,478,011)	(927,959)
Net deferred tax asset	$—	$2,258,301

     In determining the possible future realization of deferred tax assets, the future taxable income from the following sources is taken into account: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

     The Company has recorded a valuation allowance of $15.5 million against the deferred tax asset as of December 31, 2008, after considering all available evidence and potential tax-planning strategies related to the amount of the tax asset that is more likely than not to be realized.

     The Company has federal carryforwards of $8.6 million, expiring after 2027 through 2028, and state carryforward of $14.2 million, with $0.2 million expiring after 2013 and $14 million expiring after 2027 through 2028.

     The Company does not anticipate any change in the amount of unrecognized tax benefits within the next twelve months.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 - Distributions to Members

     On February 28, 2007, Holding distributed to its members, Revere and R&R Capital, 85% of its beneficial interest in certain warrants and other securities that were valued at approximately $10.1 million at that date.

     On March 16, 2007, and April 27, 2007, the Company distributed cash of approximately $10.7 million and $1.7 million, respectively, to its members, Revere and R&R Capital.

     Prior to the Exchange, on July 9, 2007, Holding distributed $5.0 million, and subsequently accrued an additional $1.4 million for distributions, to its members, Revere and R&R Capital, representing the members’ projected income tax liability on Holdings’ taxable income for the Short Year, based on the maximum combined Federal, New York State and New York City income tax rate of 45.498% . The total amount was paid during 2008.

NOTE 15 - Equity

Stock-Based Compensation

      On April 1, 2006, the Company granted an employee a ten-year option to purchase 229,885 shares at an exercise price of $7.00 and a fair value of $304,873.

     On April 1, 2006, the Company granted three employees five-year options to purchase in aggregate 344,827 shares at an exercise price of $7.00 and a fair value of $428,965.

     On June 28, 2006, the Company granted three employees five-year options to purchase 689,655 shares at an exercise price of $7.00 per share and a fair value of $876,552.

     On December 1, 2006, the Company granted an employee a five-year option to purchase 234,577 shares at an exercise price of $7.00 per share and a fair value of $505,537.

     On December 22, 2006, in connection with the employment agreement between the Company and its Chairman, the Company granted the Chairman a five-year option to purchase 229,885 shares at an exercise price of $7.00 per share and a fair value of $494,965.

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

     In October 2007, the Company granted ten year options to purchase 10,000 shares of its common stock to each of the six outside independent members of its Board as compensation for services, with an exercise price of $5.00 per share, vesting over a three-year period and expiring in 2017. In addition, 750,000 options were granted in September 2007 to its new chief executive officer as part of an employment agreement with an exercise price of $5.00 per share, vesting over a three-year period and expiring in 2017. Using a Black-Scholes model, the options

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were valued at $1,674,351, assuming a risk free interest rate of 4.66%, weighted average expected life of six years and an expected volatility of 33%.

     From February 4 though March 17, 2008, the Company granted a total of 1,470,238 restricted shares to employees.

     From May 23 through June 2, 2008, the Company granted to certain new employees a total of 3,252,338 performance and service based RSUs in two tranches. In the first tranche, the Company granted 2,877,338 RSUs which vest over a 20 month period; in the second tranche, the Company granted 375,000 of RSUs which vest over a 27 month period. Both series have sale restrictions until August 2010. The fair value of these RSUs is net of a 52% discount for lack of marketability based on a protective put method model.

     In August 2008, the Company granted to certain employees a total of 807,842 performance and service based RSUs. The RSUs vest over a three year period and have sale restrictions for an additional two years subsequent to vesting. The fair value of these RSUs is net of a 49% discount, for lack of marketability based on a protective put method model.

     In October 2008, the Company granted to certain employees and directors a total of 1,858,502 performance and service based RSUs. The RSUs granted to employees vest over a three year period while RSUs granted to directors vest immediately. All RSUs have sale restrictions for an additional two years subsequent to vesting. The fair value of these RSUs is net of a 63% discount, for lack of marketability based on a protective put method model.

     The Company recorded $5,604,576, $2,541,193 and $366,415 of stock-based compensation for the years ended December 31, 2008, 2007 and 2006, respectively. The unamortized deferred stock-based compensation balance as of December 31, 2008 amounts to $8,831,174 and will be fully amortized through 2011.

     A summary of options (with retroactive effect given for the Exchange) outstanding as of December 31, 2008 is as follows:

Stock Options			Weighted	Weighted
		Weighted	Average	Average
	Number	Average	Grant	Remaining	Aggregate
	of	Exercise	Date	Contractual	Intrinsic
	Options	Price	Fair Value	Life	Value
Outstanding at December 31, 2005	370,603	$0.22	$0.10
Granted	3,203,546	3.78	0.82
Exercised	-	-	-
Canceled	-	-	-
Outstanding at December 31, 2006	3,574,149	3,41	0.74
Granted	2,513,923	4.63	1.47
Exercised	-	-	-
Canceled	-	-	-
Outstanding at December 31, 2007	6,088,072	3.91	$1.04
Granted	-	-	-
Exercised	150,000	0.22	-
Canceled	(860,655)	3.78	-
Outstanding at December 31, 2008	5,077,417	$4.04	$1.09	4.3 Years	$141,027
Exercisable at December 31, 2008	3,721,627	$3.79	$0.87	3.7 Years	$141,027

     The fair value of all option grants are estimated on the date of grant using the Black-Scholes option-pricing model.

     The total intrinsic value of stock options exercised during 2008 was $95,892. No cash was received from the exercise of stock options by employees during 2008.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Total compensation cost associated with stock options was $2,161,996, $2,136,981 and $366,415 in 2008, 2007 and 2006, respectively.

     The following tables detail the activity of restricted stock:

Restricted Stock		Weighted
		Average
	Number	Grant
	of	Date
	Shares	Fair Value
Balance at December 31, 2006	-	$-
Granted	750,000	5.00
Forfeited	-	-
Vested	-	-
Balance at December 31, 2007	750,000	5.00
Granted	1,470,238	2.27
RSU conversion	(1,326,587)	3.80
Forfeited	(329,365)	2.28
Vested	(132,341)	2.28
Balance at December 31, 2008	431,945	$2.31

     Total compensation cost associated with restricted stock was $2,215,479 and $404,212 in 2008 and 2007, respectively.

     The following tables detail the activity of restricted stock units:

Restricted Stock Units		Weighted
Average
	Number	Grant
	of	Date
	Shares	Fair Value
Balance at December 31, 2007	-	$-
Granted	5,918,683	0.83
Restricted stock conversion	1,326,587	0.62
Forfeited	-	-
Vested	-	-
Balance at December 31, 2008	7,245,270	$0.79

     Total compensation cost associated with RSUs was $1,227,101 in 2008.

     As of December 31, 2008, there was $7,392,236 of total unrecognized compensation cost related to non vested restricted shares and RSUs awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.8 years.

Public Offering

     On July 19, 2007, the Company filed a Registration Statement on Form S-1 with the SEC (the “Registration Statement”). As amended, the Registration Statement covered (i) 9.2 million shares of Common Stock to be sold by the Company in an underwritten public offering including up to 1.2 million shares covered by an over-allotment option granted to the underwriters (the “Offering”) and (ii) the resale of 7,325,699 shares of Common Stock held by the former holders of the Debentures, including 1,355,600 shares underlying the warrants issued to them in the Exchange. The Registration Statement was declared effective on October 16, 2007 and the Offering closed on October 19, 2007 resulting in net proceeds to the Company of 36.3 million, after taking into account the undewriting discount of $2,800,000 but excluding other offering expenses totaling $929,194 which is recorded as a reduction of additional paid-in capital in the consolidated statements of financial condition. The shares registered on behalf of the former holders of the Debenture are subject to 180-day “lock-up” agreements with the underwriters that expire on April 13, 2008.

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

NOTE 16 – Weighted Average Shares Outstanding

     The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the years ended December 31, 2008, 2007 and 2006:

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2008	2007	2006
Common shares outstanding, basic	33,375,012	23,039,216	18,159,547
Common shares upon exercise of options	-	920,531	325,141
Common shares upon exercise of warrants	-	47,020	-
Common shares upon vesting of non-vested shares	-	17,130	-
Common shares upon vesting of non-vested RSUs	-	-	-
Weighted average number of common shares outstanding, diluted	33,375,012	24,023,897	18,484,688

     Due to the fact the Company had a net loss for the year ended December 31, 2008, the outstanding shares for calculation of basic EPS and diluted EPS for that period are the same.

NOTE 17 – Subsequent Events

     On February 9, 2009, the Company announced that Edward Rubin, the president and a co-founder of the Company, would succeed Michael Lacovara as CEO.

     In accordance with the terms of his employment agreement, in February 2009 the Company paid Mr. Lacovara a termination payment of $475,000. In addition, upon termination of Mr. Lacovara’s employment, all share based awards previously granted to him, which included a total of 879,605 RSUs and 750,000 stock options, immediately vested and are subject to the exercise and settlement provisions of the respective grant agreements. The vesting of the share based awards resulted in a 2009 expense of approximately $3.2 million.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – Selected Quarterly Financial Data (Unaudited)

     The following is a summary of unaudited quarterly statements of operations for the years ended December 31, 2008 and 2007:

	First	Second	Third	Fourth
2008
Revenues	$15,181,012	$29,532,060	$8,562,636	$(4,087,312)
Operating income (loss)	2,084,728	10,165,650	(4,265,051)	(42,939,868)

Income (loss) from continuing operations	1,097,443	6,004,106	(2,850,341)	(41,688,243)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	$1,097,443	$6,004,106	$(2,850,341)	$(41,688,243)

Earnings (loss) per share:

Basic:
Income (loss) from continuing operations	$0.03	$0.18	$(0.08)	$(1.23)
Income from discontinued operations	-	-	-	-
Net income (loss)	$0.03	$0.18	$(0.08)	$(1.23)

Diluted:
Income (loss) from continuing operations	$0.03	$0.18	$(0.08)	$(1.23)
Income from discontinued operations	-	-	-	-
Net income (loss)	$0.03	$0.18	$(0.08)	$(1.23)

Weighted average number of shares
outstanding:
Basic	32,927,297	32,989,283	33,732,827	33,824,319
Diluted	33,244,200	34,109,190	33,732,827	33,824,319

2007
Revenues	$19,622,726	$26,310,977	$9,645,435	$14,390,878
Operating income (loss)	6,817,818	4,211,403	230,619	(3,186,099)

Income (loss) from continuing operations	6,658,922	3,225,573	(3,597,669)	(1,544,589)
Income (loss) from discontinued operations	161,940	(19,330)	(97,522)	(28,492)
Net income (loss)	$6,820,862	$3,206,243	$(3,695,191)	$(1,573,081)

Earnings (loss) per share:

Basic:
Income (loss) from continuing operations	$0.37	$0.18	$(0.15)	$(0.05)
Income from discontinued operations	0.01	-	-	-
Net income (loss)	$0.38	$0.18	$(0.15)	$(0.05)

Diluted:
Income (loss) from continuing operations	$0.33	$0.16	$(0.15)	$(0.05)
Income from discontinued operations	0.01	-	-	-
Net income (loss)	$0.34	$0.16	$(0.15)	$(0.05)

Weighted average number of shares
outstanding:
Basic	18,159,147	18,159,147	24,330,826	31,347,826
Diluted	20,188,205	24,218,617	24,330,826	31,347,826