Form 10-K/A
period 2008-12-31
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2009-04-14
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

      The number of shares outstanding of the registrant's common stock, $.001 par value, as of April 13, 2009 was 35,355,223.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

     This Amendment to the Registrant’s Annual Report on Form 10-K is filed to provide the information required by Part III, Items 10 through 14.

TABLE OF CONTENTS
		Page

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	2
Item 11.	Executive Compensation	6
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	20
Item 13.	Certain Relationships and Related Transactions, and Director
	Independence	21
Item 14.	Principal Accounting Fees and Services	22

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	23

Signatures		24

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K, as amended, are “forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s Annual Report on Form 10-K filed on March 11, 2009. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

     Set forth below is information concerning our directors and senior executive officers, as of March 16, 2009.

Name	Age	Position
Wesley K. Clark	64	Chairman and Director
Michael Vasinkevich	41	Vice Chairman and Director
Edward Rubin	41	Chief Executive Officer (Principal Executive Officer),
		President and Director
John J. Borer III	51	Senior Managing Director, Head of Investment
		Banking and Director
David Horin	40	Chief Financial Officer (Principal Accounting
		Officer)
Winston Churchill	68	Director
Richard M. Cohen	58	Director
Peter F. Drake	55	Director
Sam Dryden	59	Director
Mark L. Friedman	61	Director
Marvin I. Haas	66	Director

     Executive officers are appointed by, and serve at the pleasure of, the Board of Directors (the “Board”). A brief biography of each director and executive officer follows:

     Wesley K. Clark. General Clark was appointed Chairman on July 10, 2007 and became a director on July 22, 2007. He was appointed chairman of Rodman & Renshaw Holding, LLC (“Holding”), our predecessor, in January 2006. He is chairman and chief executive officer of Wesley K. Clark & Associates, a strategic advisory firm he founded in March 2003. From June 2000 through March 2003, General Clark was a managing director at Stephens, Inc., an investment banking firm based in Arkansas. From June 1966 through June 2000, General Clark served in the U.S. Army where he held numerous staff and command positions and rose to the rank of 4-star general. He served as NATO Supreme Allied Commander and Commander in Chief of the U.S.-European Command from July 1997 through May 2000. In August 2000, General Clark was awarded the Presidential Medal of Freedom, the United States’ highest civilian honor. General Clark graduated from the United States Military Academy at West Point in 1966. He received a Masters in Philosophy, Politics and Economics from Oxford University where he was a Rhodes Scholar from 1966 to 1968. General Clark serves on the board of directors of Argyle Security, Inc., global provider of services and solutions in the physical electronic security industry, Juhl Energy, Inc., a wind energy provider, Nutracea Inc., a company engaged in stabilized rice bran nutrient research and dietary supplement development, Prysmian S.r.L.a provider of high-technology cables and systems for energy and telecommunication, AMG Advanced Metallurgical Group N.V., a global producer of specialty metals and metallurgical vacuum furnace systems and Bankers Petroleum Ltd., a Canadian-based oil and gas exploration and production company.

     Michael Vasinkevich. Mr. Vasinkevich was appointed Vice Chairman on July 10, 2007 and became a director on July 22, 2007. He was appointed vice chairman of Holding in May 2007. He joined us in July 2002 as senior managing director and was appointed a director of Rodman & Renshaw, LLC (“Rodman”), our broker-dealer affiliate, in 2006 and a director of Holding in 2004. From August 1999 through May 2002, Mr. Vasinkevich was a managing director at Ladenburg Thalmann & Co. Inc., and for the last 11 months of his tenure there he was president of capital markets. From November 1998 through July 1999 he was the founder and managing director of Tandem Venture Partners, Ltd., a specialized financial advisory firm focusing on growth companies in the United States and Asia. From June 1997 to November 1998, he was the managing director of the structured finance group at Jesup & Lamont Securities Corp.

     Edward Rubin. Mr. Rubin was appointed Chief Executive Officer on February 9, 2009, and became President and a director on July 10, 2007. He was appointed president of Holding in May 2007. He originally joined Holding in June 2002 as a senior managing director. He served as President of Rodman from September 2006, as a director of Rodman since 2006 and as a director of Holding since 2004. From August 1999 through May 2002, Mr. Rubin was a director, corporate finance with Ladenburg Thalmann & Co. Inc. From November 1998 through July 1999, he was the founder and executive vice president of Tandem Venture Partners, Ltd., a specialized financial advisory firm focusing on growth companies in the United States and Asia. From July 1998 to November 1998, he was a vice president in the structured finance group at Jesup & Lamont Securities Corp. From November 1995 through December 1997, Mr. Rubin was assistant general counsel for NCH Capital, an investment fund specializing in investments in Eastern Europe and the former Soviet Union. From September 1993 through November 1995, Mr. Rubin was an associate in two law firms in New York, Friedman & Kaplan and Coudert Brothers. Mr. Rubin received his B.A. in political science from Bernard M. Baruch College in 1989 and his J.D. from New York University School of Law in 1993.

     John J. Borer III. Mr. Borer became a director on July 22, 2007 and a Senior Managing Director and Co-Head of Investment Banking in September 2007. Since July 2008, he has been Head of Investment Banking. Mr. Borer was our Chief Executive Officer from July 10, 2007 through September 4, 2007. Mr. Borer was appointed chief executive officer of Holding in May 2007. He also served as a director of Holding since April 2004 and a director of Rodman since 2002. From 1998 through 2006 he was a senior managing director and the president of Rodman. From 1991 through 1998, Mr. Borer was a managing director and head of investment banking at the broker-dealer affiliate of the original Rodman & Renshaw firm. From 1984 through 1991, Mr. Borer was senior vice president and investment manager in the new business development office of Security Pacific Business Credit Inc. From 1979 through 1984, he served as a vice president and business development officer with Barclays American Business Credit in its Los Angeles office. Mr. Borer received his B.S. in Agricultural Economics from the University of California at Davis in 1978 and his J.D. from Loyola Law School in Los Angeles in 1984.

     David Horin. Mr. Horin became our Chief Financial Officer on March 17, 2008. From 2003 through March 2008, Mr. Horin was the Managing Director of Accounting Policy and Financial Reporting at Jefferies & Company, Inc., the principal operating subsidiary of Jefferies Group, Inc. Prior to his employment at Jefferies & Company, from 2000 to 2003, Mr. Horin was a Senior Manager in KPMG’s Department of Professional Practice in New York, where he advised firm members and clients on technical accounting and risk management matters for a variety of public, international and early growth stage entities. Mr. Horin has a Bachelor of Science degree in Accounting from Baruch College at the City University of New York. Mr. Horin is also a Certified Public Accountant.

     Winston Churchill. Mr. Churchill became a director on October 16, 2007. He has served as the chairman of the board of Cyalume Technologies Holdings Inc., successor by change of name to Vector Intersect Security Acquisition Corp., since May 31, 2006. Since 1996, Mr. Churchill has been the managing general partner of SCP Partners, which manages several private equity and venture capital funds. From 1993 to the present he has been the chairman of CIP Capital Management, Inc., which manages a “small business investment company,” as defined by the National Association of Small Business Investment Companies. He is currently a director of Innovative Solutions and Support, a company engaged in the design, manufacture, and sale of flight information computers, flat panel displays, and monitoring systems; Amkor Technology, Inc., a subcontractor of semiconductor packaging and test services; Griffin Land & Nurseries, a real estate and landscape nursery business; and a number of private portfolio companies. Mr. Churchill received a B.S. in Physics, summa cum laude, from Fordham University in 1962, an M.A. in Economics from Oxford University, where he was a Rhodes Scholar, in 1964, and a J.D. from Yale Law School in 1967. He is a trustee of Immaculata University.

     Richard M. Cohen. Mr. Cohen became a director on August 13, 2007. Since 1996, he has been the President of Richard M. Cohen Consultants, a financial services consulting company that accepts engagements from public and private companies to assist with their corporate governance and corporate finance needs. Since 2003, Mr. Cohen has served as a director of Dune Energy, Inc., a publicly traded energy company for which he served as chief financial officer from November 2003 to April 2005. He is also currently serving as corporate secretary of Dune. Since February 2006, Mr. Cohen has served as a director of Helix Biomedix Inc. and since November 2007 he has served as a Director of Pinpoint Recovery Systems. From 1984 through 1992, Mr. Cohen was an investment banker at Henry Ansbacher, Furman Selz, where he specialized in mergers & acquisitions, public equity offerings, and restructurings. From 1980 through 1983, Mr. Cohen was a vice president of corporate development at Macmillan, Inc. Mr. Cohen is a certified public accountant (New York State). He received a B.S. from the University of Pennsylvania (Wharton) in 1973 and an M.B.A. from Stanford University in 1975.

     Peter F. Drake. Dr. Drake became a director on October 16, 2007. Dr. Drake is currently the managing general partner of Mayflower Partners, a healthcare investment fund. From 1999 to 2002, he served as a managing director in the Equity Research Department of Prudential Securities, Inc., following Prudential’s acquisition of Vector Securities International, an investment banking firm co-founded by Dr. Drake in 1988. Vector specialized in raising capital for emerging healthcare companies and acted as an advisor in merger and alliance transactions in the healthcare area. Dr. Drake joined the investment banking firm of Kidder, Peabody & Co. as a biotechnology analyst in 1983, becoming a partner in 1986. He currently serves on the board of directors of Trustmark Insurance Co., a healthcare insurance provider, Penwest Pharmaceuticals Co., a publicly traded healthcare company providing drug delivery systems, Cortex Pharmaceuticals, Inc., a publicly traded neuroscience company, and the Alliance for Aging Research, a non-profit organization dedicated to improving the health and quality of life for the elderly. Dr. Drake received a B.A. in Biology from Bowdoin College in 1976, a C.B.A. from the Wharton School of Business at the University of Pennsylvania in 1980 and a Ph.D. in Biochemistry and Neurobiology from Bryn Mawr College in 1983.

     Sam Dryden. Mr. Dryden became a director on July 22, 2007. He had been appointed to the board of directors of Holding in March 2007. Since January 1, 2007, he has served as a managing director of Wolfensohn & Company, a corporate advisory and investment firm, where he focuses on private equity investments in biofuels and other alternative energies. He is currently the chief executive officer of Emergent Genetics, LLC, a life science investment holding company, a position he has held since April 2004. From January 1997 through June 2006, he served as chairman and chief executive officer of Emergent Genetics, Inc., an international biotechnology company. He founded and held executive positions with both Agrigenetics Corporation, now part of Dow AgroSciences, and Big Stone Inc., a private venture-investment and development company, which participated in the founding of over a dozen life science companies. Mr. Dryden is a member of the Council on Foreign Relations where he serves on its Advisory Committee on Intellectual Property and American Competitiveness. Mr. Dryden received his B.A. from Emory University in 1973.

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

     Marvin I. Haas. Mr. Haas became a director on October 16, 2007. From December 2006 through August 2008, Mr. Haas served as a member of the board of directors of Universal Power Group, Inc. and as chairman of its compensation committee and as a member of its corporate governance and nominating committee. From 1993 until its sale to the Sara Lee Corporation in 1999, Mr. Haas served as president and chief executive officer of Chock Full O’Nuts Corporation. Since his retirement from Chock Full O’Nuts, Mr. Haas has been a private investor. Mr. Haas received a B.A. from Northeastern University in 1965 and an M.B.A. from its Graduate School of Business in 1967.

Family Relationships

None of the directors or executive officers is related by blood, marriage or adoption.

CORPORATE GOVERANCE AND BOARD COMMITTEES

Board Composition

     Currently, our Board consists of ten members. Our charter provides for the annual election of directors. At each annual meeting of stockholders, our directors will be elected for a one-year term and serve until their respective successors have been elected and qualified.

Director Independence

     Six of our ten directors, Messrs. Cohen, Churchill, Drake, Dryden, Friedman and Haas, qualify as independent under the rules and regulations of the SEC and NASDAQ.

Board Meetings

     The Board met five times during 2008. A majority of the directors attended all of the meetings of the Board. All persons who were directors during 2008 attended at least 75% of these meetings. Absent special circumstances, each director is expected to attend the annual meeting of stockholders.

Committees Established by the Board

     The Board has established three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each committee has three members, all of whom qualify as “independent” under the rules and regulations of the SEC and NASDAQ.

     Audit Committee. The Board has appointed Richard Cohen, Winston Churchill and Peter F. Drake as the members of the Audit Committee. Mr. Cohen is the chairman of the committee and also qualifies as an “audit committee financial expert” within the meaning of the rules of the SEC and NASDAQ. The Audit Committee reviews and reports to the Board on our internal accounting and financial controls and on the accounting principles and auditing practices and procedures to be employed in preparing and reviewing our consolidated financial statements. The Audit Committee is also responsible for engaging and overseeing our independent public auditors, the scope of the audit to be undertaken by such auditors and the pre-approval of any audit and permitted non-audit services provided by such auditors. A copy of the Charter of the Audit Committee is posted on our website at www.rodm.com.

     Compensation Committee. The Board has appointed Mark L. Friedman, Sam Dryden and Marvin I. Haas as the members of the Compensation Committee. Mr. Friedman serves as chairman of the committee. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board policies, practices and procedures relating to the compensation of the officers and other managerial employees, including the determination in its discretion of the amount of annual bonuses, if any, for our executive officers and other professionals, and the establishment and administration of employee benefit plans. The Compensation Committee exercises all authority under our employee equity incentive plans and will advise and consult with our senior executives as may be requested regarding managerial personnel policies. A copy of the Charter of the Compensation Committee is posted on our website at www.rodm.com.

     Corporate Governance and Nominating Committee. The Board has appointed Winston Churchill, Peter F. Drake and Mark L. Friedman as the members of the Corporate Governance and Nominating Committee. Mr. Churchill serves as chairman of the committee. The Corporate Governance and Nominating Committee identifies and recommends nominees to the Board and oversees compliance with our corporate governance guidelines.

     Executive Session. The non-management directors of the Board meet in executive session at each meeting of the Board. The non-management directors have the authority to retain outside advisors and to schedule additional meetings in their discretion.

Stockholder Recommendation for Director Nominations

     As noted above, the Corporate Governance and Nominating Committee considers and establishes procedures regarding recommendations for nomination to the Board, including nominations submitted by stockholders. Recommendations of stockholders should be sent to us in a timely manner, either in person or by certified mail, to the attention of our Corporate Secretary. Any recommendations submitted to the Secretary should be in writing and should include whatever supporting material the stockholder considers appropriate in support of that recommendation but must include the information that would be required to be disclosed under the SEC’s rules in a proxy statement soliciting proxies for the election of such candidate and a signed consent of the candidate to serve as our director if elected. The Corporate Governance and Nominating Committee will evaluate all potential candidates in the same manner, regardless of the source of the recommendation. Based on the information provided to the Corporate Governance and Nominating Committee, it will make an initial determination whether to conduct a full evaluation of a candidate. As part of the full evaluation process, the Corporate Governance and Nominating Committee may conduct interviews, obtain additional background information and conduct reference checks of the candidate, among other things. The Corporate Governance and Nominating Committee may also ask the candidate to meet with management and other members of the Board.

Communications with Non-Management Members of the Board

     The Company’s Corporate Governance Policies set forth a process by which stockholders and other interested third parties can send communications to the non-management members of the Board. When interested third parties have concerns, they may make them known to the non-management directors by communication via https://rodm.silentwhistle.com/ethfeedback/index.jsp or toll free number (866) 851-9745. All such correspondence is provided to the presiding chairman at, or prior to, the next executive session held at a regular Board meeting.

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

     Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for the fiscal year ended December 31, 2008, we have determined that our directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements.

Code of Ethics

     We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. The Code of Ethics is posted on our Web site at www.rodm.com.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

     Our executive compensation program is designed to incentivize our executive officers to effectively lead, manage and grow our business. Because the compensation of our executive officers plays an integral role in our success, our compensation programs are designed to attract, retain, and motivate top quality and effective executives and professionals. For 2008, our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers serving at the end of the year were “named executive officers” under applicable rules of the SEC. In addition, Thomas Pinou served as our Chief Financial Officer for part of 2008, and therefore also is a named executive officer for 2008.

     A substantial portion of each named executive officer’s total compensation is variable and delivered on a pay-for-performance basis. We believe this model is appropriate to our size and entrepreneurial culture, and provides a key incentive to motivate management to achieve our business objectives. The executive compensation program provides compensation opportunities, contingent upon performance, that are competitive with practices of other similar investment banking firms. We are committed to using our executive compensation program to foster our ownership culture and broaden executive ownership over time. We strongly believe that the cash and equity components of our compensation plans will align the interests of our named executive officers and other key employees with our stockholders and will promote the creation of long-term stockholder value.

     We also intend to control the expense of our program, and this can best be accomplished by linking much of executive pay to performance. The Compensation Committee set a compensation and firm-wide benefits expense target for the 2008 fiscal year at 55% of total consolidated cash revenues. In the view of the Committee, for our services based business, this represented a fair allocation of the rewards of business success between employees, management and shareholders.

Determination of Compensation

     In allocating compensation to our named executive officers, the primary emphasis, in addition to our performance, is on each individual’s contribution and business unit performance and on compensation recommendations of the Compensation Committee, which has the primary responsibility and authority to determine and recommend the compensation of our named executive officers and other key employees. We may utilize third-party compensation consultants and surveys to provide industry data to better support our determination of the key elements of our named executive officer compensation programs. However, for 2008, we did not use a consultant for any significant compensation decision, and we used survey data only for general reference and not for the purpose of benchmarking compensation levels. Compensation of our named executive officers is determined by the Compensation Committee, and in some instances decisions may be subject to approval of the full Board. The Committee also consults with the named executive officers and considers their recommendations regarding compensation matters.

Compensation Components

     The most significant components of the compensation program for our named executive officers in 2008 were base salary, cash bonuses (annual incentive awards) and equity awards in the form of restricted stock and restricted stock units.

Base Salary

     Consistent with industry practice, the base salaries for our named executive officers account for a relatively small portion of their overall targeted compensation. We believe that relatively modest salaries are accepted in the industry, with the potential for substantial bonus compensation and value from long-term equity awards being viewed by senior management personnel as the far more important component of compensation. Named executive officer base salaries and subsequent adjustments, if any, are reviewed from time to time (not more frequently than annually) based on a review of our business results, relevant market data, the executive’s performance, and the executive’s experience, expertise and duties. For 2008, we did not change the base salary level of any of our continuing executives.

Cash Bonus

     Cash bonus compensation is a key component of our executive compensation program. In 2008, we implemented pre-set, performance based annual incentive awards for the executive officers (other than those serving as financial officers). We also paid certain bonuses that were guaranteed under employment agreements with Messrs. Lacovara and Horin; these bonus amounts were part of the compensation package which we negotiated in recruiting those individuals to join the management team. In addition, the Compensation Committee has the authority to award discretionary cash bonuses based on a number of variables that are linked to our overall, and the executive’s individual, performance. Among the named executive officers, only Mr. Pinou was awarded a discretionary bonus for 2008.

     In August 2007, the Compensation Committee and the Board unanimously approved and adopted, and our stockholders approved, our Executive Bonus Plan (the “Bonus Plan”). The Bonus Plan includes the following key provisions:

  The plan is administered by the Compensation Committee of the Board.
  The plan has a term of five years, ending August 31, 2012.
  The initial participants in the plan were Michael Lacovara, John J. Borer III, Michael Vasinkevich and Edward Rubin. The Compensation Committee may designate other employees as participants.
  The Compensation Committee will determine the size of the hypothetical bonus pool to be distributed to the participants and the amount to be allocated to each participant based on performance criteria that it establishes. For 2008, the Committee authorized the funding of the bonus pool in an amount equal to 55% of 2008 total consolidated cash revenues, minus the base compensation payable to the participants and other compensation for employees but excluding from compensation equity-based compensation granted prior to September 30, 2007 and insurance premiums paid in respect of “key-man” life insurance policies for our benefit.
  The Committee sets the allocation of the bonus pool before or early in the performance year, provided that in no event may the amount distributed in any single fiscal year to a participant exceed 25% of our total consolidated gross revenues for such year, as reported on our financial statements. For 2008, the Committee set allocations of this pool as follows: Mr. Lacovara, 10%; Mr. Borer, 20%; Mr.
  Vasinkevich, 35%; and Mr. Rubin, 35%. No bonuses would be payable if the funding formula resultedin zero or a negative amount. The maximum bonuses payable likewise were governed by this formula,subject to any lower limit that may be applicable under the Executive Bonus Plan.
  The Plan contains an overall limit on the bonus pool. In no event may the amounts payable pursuant to the plan in any one fiscal year, when added to all of our other compensation and benefits expenses for that year, as reported on our financial statements, exceed 60% of our total consolidated cash revenues for that year, excluding insurance premiums paid with respect to “key-man” life insurance policies for our benefit and equity-based compensation attributable to awards granted prior to September 30, 2007.
  As stated above, for 2008, the Committee set the cap on the pool at 55% of total consolidated cashrevenues.

     For 2008, the funding pool formula did not result in any amount being funded to the pool, so no amounts were payable as annual incentive awards under the Executive Bonus Plan. This result is aligned with our overall performance, which was negatively affected by the severe downturn in the financial services sector. The Committee implemented a bonus pool in 2009 under the Bonus Plan, which will be funded based on a specified level of revenues less specified firm-wide compensation expense.

     For 2008, we paid certain guaranteed bonus amounts to Mr. Lacovara and Mr. Horin, under the terms of their employment agreements. We are permitted to pay a portion of those amounts in the form of equity compensation, and did so by granting restricted stock units (“RSUs”) to these executive officers in August 2008 and to Mr. Horin in March 2008 and February 2009. We valued the RSUs at their fair value, which included a discount from their then-current fair market value due to restrictions on settlement that extend beyond the time at which the risk of forfeiture would lapse for a voluntary termination of employment. See “Summary Compensation Table,” footnote (1). All of the RSU grants reflected for 2008 in the Grants of Plan-Based Awards Table were grants made in lieu of payment of guaranteed cash bonuses under the executive’s employment agreement.

     In addition, under the terms of Mr. Lacovara’s employment agreement, he was entitled to a bonus opportunity in 2008 providing for a bonus of $1,050,000 if 2008 consolidated gross revenues were more than 110% of the level of 2007 consolidated gross revenues. This performance goal was not met, so this bonus opportunity resulted in no bonus payout for 2008.

Profit Distributions on Membership Interests

     Prior to July 10, 2007, we operated as a limited liability company, taxable as a partnership for federal and state income tax purposes. Accordingly, we were able to distribute profits based on special allocations to our senior executive officers in their capacities as members. Since July 10, 2007, we have operated as a “C” corporation and, as such, we no longer have the ability to make profits distributions to our senior executives based on special allocations.

Equity-based Compensation

     In August 2007, the Compensation Committee and the Board unanimously approved and adopted and our stockholders ratified the 2007 Stock and Incentive Plan (the “2007 Plan”). In October 2008, the plan was amended to increase the number of shares that it covered. The purpose of the 2007 Plan is to align the interests of the participants with those of our stockholders through equity-based compensation alternatives, thereby promoting our long-term financial interests and enhancing long-term stockholder return. The 2007 Plan is intended to enhance our ability to effectively recruit, motivate and retain the caliber of employees essential for our success and provide them with incentive compensation opportunities that are competitive with those of similar companies and to give us needed certainty and flexibility in designing and managing equity-based compensation to meet the needs of its growing business over an extended period of time.

     In 2008, we granted equity awards in the form of restricted stock or restricted stock units as a partial payment of guaranteed bonuses to two named executive officers, and as a discretionary bonus to one named executive, each as discussed above. We did not make other grants of equity awards to named executive officers. Messrs. Borer, Vasinkevich, and Rubin have indirect ownership or other interests in substantial equity in the firm, and the Committee has not authorized equity awards to those executives to date.

     As part of the compensation authorized for Mr. Lacovara in 2007, he received a grant of 750,000 shares of restricted stock, which subsequently were converted to an equal number of RSUs. The earning of such RSUs was subject to a performance condition requiring growth in our consolidated gross revenues in 2008, 2009 and 2010 as compared to 2007 levels. The goal for 2008, 10% growth from the 2007 level of consolidated growth revenues, was not met, but the 250,000 RSUs (one-third of the total) earnable for 2008 remained potentially earnable if 2009 consolidated gross revenues are 120% of the 2007 level. In connection with the termination of Mr. Lacovara’s employment in February 2009, in accordance with the terms of his employment agreement and the equity awards, the vesting of this grant and other equity awards was accelerated.

     During 2008, in order to encourage long-term holding of stock-based equity awards, we permitted executives to elect to defer outstanding awards in the form of RSUs. Such elective deferrals did not reduce the vesting periods applicable to such awards, but permitted deferral beyond the stated vesting dates.

Tax Deductibility of Compensation

     Section 162(m) of the Internal Revenue Code generally disallows public companies from deducting compensation to named executive officers (other than the chief financial officer) in excess of $1 million in any tax year. Compensation that qualifies as "performance-based compensation" is excluded from the $1 million deductibility cap, and therefore remains fully deductible by the company that pays it. We intend that annual incentive awards under our Executive Bonus Plan should qualify as “performance-based” compensation under Section 162(m), so that resulting compensation should be deductible without limitation under Section 162(m). In addition, options granted under the 2007 Plan are intended to qualify as such "performance-based compensation," and the 2007 Plan also enables us to impose performance conditions on grants of restricted stock or RSUs so that those awards should qualify as “performance-based” compensation under Section 162(m).

     In some instances, the Compensation Committee and the Board may determine that it is in the best interests of Rodman to pay compensation that is not fully deductible under Code Section 162(m). In particular, in seeking to recruit or retain qualified individuals to serve as executive officers, we may negotiate compensation arrangements that are not fully deductible by us. In addition, future changes in Section 162(m) or the regulations thereunder may adversely affect our ability to ensure that compensation will qualify as "performance-based compensation" that is fully deductible by us under Section 162(m).

Other Compensation

     All of our executives are eligible to participate in our employee benefit plans, including medical, dental, and 401(k) plans. These plans are available to all salaried employees and do not discriminate in favor of senior executive officers. It is generally our policy to not extend significant perquisites to our executives that are not available to our employees generally. We have no current plans to make changes to levels of benefits and perquisites provided to senior executives.

     We provide severance protection for specified terminations of employment for the named executive officers as well as accelerated vesting of equity awards upon such terminations or upon a change in control, as described below under the caption “Potential Payments Upon Termination or Change in Control.” These provisions are widespread and customary for publicly held U.S. companies. We have concluded that providing such terms helps us recruit and retain executive officers, and that such terms are fair to us and to the executive officers.

Compensation Committee Report

     The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” set forth on pages 6 through 10 of this Report with management and, based on such review and discussion, the Compensation Committee recommends that it be included in this Report.

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

Summary of Compensation

     The following table describes the components of the total compensation paid to our named executive officers for 2008, 2007 and 2006.

Summary Compensation Table

							All
				Stock	Option		Other
	Year	Salary	Bonus	Awards(1)	Awards(1)		Compensation	Total

Principal Executive Officer
Michael Lacovara	2008	$150,000	$707,500	$54,784		$516,775	$—	$1,429,059
Chief Executive Officer(2)	2007	$50,000	$420,000	$404,212		$108,523	$2,526	$985,261

Principal Accounting Officer
David Horin(3)	2008	$200,000	$472,500	$55,924		$—	$—	$728,424
Chief Financial Officer

Michael Vasinkevich	2008	$150,000	$—	$—	$		$—	$150,000
Vice Chairman	2007	$125,000	$2,493,600	$—		$—	$8,046	$2,626,646
	2006	$—	$712,172	$—		$—	$4,230,626	$4,942,798

Edward Rubin	2008	$150,000	$—	$—		$—	$—	$150,000
President(4)	2007	$125,000	$1,245,800	$—		$—	$8,046	$1,378,846
	2006	$—	$378,929	$—		$—	$2,056,897	$2,435,826

John J. Borer III	2008	$150,000	$—	$—	$		$—	$150,000
Head of Investment Banking	2007	$125,000	$495,600	$—		$—	$8,046	$628,646
	2006	$—	$400,000	$—		$—	$1,534,000	$1,934,000

Thomas Pinou	2008	$150,000	$115,000	$13,834		$20,812	$—	$299,646
Former Chief Financial Officer(5)	2007	$150,000	$250,000	$—		$32,727	$8,046	$440,773
	2006	$150,000	$250,000	$—		$11,942	$14,000	$425,942

(1)

Amounts reflect the dollar amount recognized for financial statement reporting purposes with respect to stock awards and stock options in accordance with FASB 123R, Accounting for Stock Based Compensation (“FASB 123R”), including expense from stock awards and stock options granted before 2008 which required service in all or part of 2008. The compensation amounts were not discounted for estimated forfeitures related to the service-based vesting conditions. We determine the fair value of restricted stock and RSUs as the closing price of our common stock on the date of grant, subject to a discount (reduction) in the case of RSUs that impose restrictions that delay settlement and thus preclude marketability of the underlying shares for periods extending after the lapse of the risk of forfeiture (vesting). We calculate this discount using a protective put method model. We determine the fair value of stock options using a Black-Scholes option valuation methodology. Further information on how we determine these fair values, including the assumptions we use in applying the option valuation methodology, is set forth in the notes to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, particularly Notes 2 and 15, which are incorporated herein by reference.

(2)	Employment commenced September 4, 2007 and terminated February 9, 2009.

(3)	Served as our Chief Financial Officer since March 16, 2008.

(4)	Also became our Chief Executive Officer effective February 9, 2009.

(5)	Served as our Chief Financial Officer until March 16, 2008, at which date he assumed other duties.

Grants of Plan-Based Awards

     The following table provides information regarding each grant of a plan-based award made to a named executive officer in the year ended December 31, 2008.

			Estimated future payouts under					All Other Stock	Grant date
			non-equity incentive plan awards					Awards:	fair value
								Number of	of stock
								Shares of Stock	and
(a)	(b)		(c)	(d)		(e)		or Units	option awards
Name	Grant Date		Threshold	Target		Maximum		(#)	($)(1)

Michael Lacovara	1/1/2008	(3)	–	$1,050,000	(3)	–		–	–
	2/15/2008		–	–		–		71,429	$162,858
	3/27/2008		–		(2)		(2)	–	-
	8/15/2008		–	–		–		58,176	$51,903

John J. Borer III	3/27/2008		–		(2)		(2)	–	-

David Horin	3/17/2008		–	–		–		100,000	$205,000
	8/15/2008		–	–		–		16,509	$14,729
	2/6/2009		–	–		–		74,243	$17,967

Michael Vasinkevich	3/27/2008		–		(2)		(2)	–	-

Edward Rubin	3/27/2008		–		(2)		(2)	–	-

Thomas Pinou	2/15/2008		–	–		–		19,841	$45,237
	8/15/2008		–	–		–		4,996	$4,457
	2/6/2009		–	–		–		10,465	$2,629

(1)	Fair value of restricted stock and RSUs equals the closing price of our common stock on the date of grant, subject to a discount (reduction) in the case of RSUs that impose restrictions that delay settlement and thus preclude marketability of underlying shares for periods extending after the lapse of the risk of forfeiture (vesting). We calculate this discount using a protective put method model.

The grant of RSUs on August 15, 2008 was subject to a 49% discount based on this methodology. The grant of RSUs on February 6, 2009 was subject to a 65% discount based on this methodology.

(2)	Under our Executive Bonus Plan, the Compensation Committee authorized annual incentive awards for 2008 for Messrs. Lacovara, Borer, Vasinkevich and Rubin based on the extent of funding of a hypothetical bonus pool. This pool would be funded in an amount equal to 55% of 2008 total consolidated cash revenues, minus the base compensation payable to the participants and other compensation for employees. The Compensation Committee set allocations of this pool as follows: Mr. Lacovara, 10%; Mr. Borer, 20%; Mr. Vasinkevich, 35%; and Mr. Rubin, 35%. No bonuses would be payable if the funding formula resulted in zero or a negative amount. The maximum bonuses payable likewise were governed by this formula, subject to any lower limit that may be applicable under the Executive Bonus Plan.

(3)	Under Mr. Lacavora’s employment agreement, approved by the Board on August 9, 2007, he became entitled to earn a bonus through 2008 performance (part of his “Level One Incentive Compensation”). The performance goal for earning this bonus was achievement of consolidated gross revenues in 2008 at a level of more than 110% of our consolidated gross revenues in 2007.

Employment Arrangements with Named Executive Officers

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

Incentive Compensation: For each fiscal year during the term of their agreements, an amount to these named executive officers, which, when added to the amount of salaries, bonuses, the cost of benefits and all other employee-related expenses (including employment taxes), but excluding equity-based compensation granted prior to October 16, 2007 and certain other items, does not exceed in the aggregate 55% of our gross revenues for such fiscal year, although we may increase this percentage for years subsequent to 2007 with their consent. The amount of incentive compensation will be determined by the Compensation Committee based on our overall revenue and profits and the relative productivity of the individual. Benefits. Each individual is entitled to participate in any retirement plans, pension, insurance, health, disability or other benefit plan or program that is maintained by the Company.

Termination of Employment. Termination provisions are described below under the caption “Potential Payments Upon Termination or Change in Control.”

     In August 2007, we entered into an employment agreement with Michael Lacovara, which provided for Mr. Lacovara to serve as our Chief Executive Officer. Mr. Lacovara’s employment agreement was unanimously approved by the Board and the Compensation Committee and the performance-based compensation provisions it contains were also approved by our stockholders.

The material terms of Mr. Lacovara’s employment agreement are as follows:

Term: September 4, 2007 through December 31, 2009, with a 90-day “evergreen” provision.

Title: Chief Executive Officer and a member of the Board.

Base compensation: $150,000 per year.

Level One Incentive Compensation: Year ended December 31, 2007: $616,666; Year ended December 31, 2008: $800,000 plus $1,050,000 if our consolidated gross revenues for the year ended December 31, 2008 was more than 110% of our consolidated gross revenues for the year ended December 31, 2007; Year ended December 31, 2009: $800,000 plus $1,050,000 if our consolidated gross revenues for the year ended December 31, 2009 is more than 120% of our consolidated gross revenues for the year ended December 31, 2007. We are permitted to pay a portion of these bonus amounts in the form of equity awards.

Additional Incentive Compensation: Mr. Lacovara was eligible to participate in the August Bonus Plan as well as any other plan we adopt for our executives.

Restricted Stock Grant: Upon commencement of his employment in September 2007, Mr. Lacovara received 750,000 shares of restricted common stock pursuant to the 2007 Plan. The shares would vest in three annual installments on the first, second and third anniversary of the grant date subject to the achievement of targeted revenue goals, and would be subject to accelerated vesting in the event of death, disability, termination without cause, termination for good reason (as defined in his employment agreement) and termination upon a change in control.

Stock Options: In October 2007, we granted to Mr. Lacovara options to purchase 750,000 shares of common stock under the 2007 Plan pursuant to the terms of Mr. Lacovara’s employment agreement. The exercise price per share is $5.00. The options vest in three tranches on the first, second and third anniversary of the grant date, subject to continued employment on such dates, and would be subject to accelerated vesting in the event of death, disability, termination without cause, termination for good reason and termination upon a change in control.

Termination Payment: Termination provisions are described below under the caption “Potential Payments Upon Termination or Change in Control.”

Section 162(m) Tax Treatment: The Level One Incentive Compensation, the Additional Incentive Compensation, the Restricted Stock Grant and the Stock Options are all intended to be performance-based compensation, such that the deduction of compensation expense attributable to these payments and awards will not be limited by Section 162(m) of the Internal Revenue Code.

     In February 2008, we entered into an at-will employment agreement with Mr. Horin, our vice president and chief financial officer. Mr. Horin’s employment commenced on March 17, 2009. Pursuant to the agreement, Mr. Horin serves at the pleasure of the Board and is entitled to receive base compensation of $200,000 per year plus an annual bonus to be determined in accordance with our prevailing compensation practices except that, for calendar years 2008 and 2009 such bonuses will not be less than $350,000 per annum. We are permitted to pay a portion of such bonus in the form of equity awards. In addition, on the commencement date of his employment, Mr. Horin was granted 100,000 restricted shares of our common stock pursuant to a restricted stock agreement which provided for vesting in three annual installments on the first, second and third anniversary of the grant date, provided Mr. Horin has not been terminated for cause prior to vesting, and for accelerated vesting in the event of death, disability, termination without cause, termination for good reason, and termination upon a change in control. Termination provisions are described below under the caption “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year-End – 2008

     The following table shows information concerning grants of outstanding equity awards held by the named executive officers on December 31, 2008.

Equity
Incentive Plan
											Equity Incentive		Awards: Market
	Number of		Number of				Number of		Market value		Plan Awards:		or Payout Value
	securities		securities				shares or		of shares or		Number of		of Unearned
	underlying		underlying				units		units of stock		Unearned Shares,		Shares, Units or
	unexercised		unexercised		Option	Option	of stock that		that have not		Units or Other		Other
	options --		options --		exercise	expiration	have not		vested		RightsThat Have		RightsThat Have
Name	exercisable		unexercisable		price	date	vested(1)		($)		not Vested (#)		not Vested ($)

Michael Lacovara	250,000	(1)	500,000	(1)	$5.00	10/14/2017	129,605	(2)	111,460	(3)	750,000	(4)	645,000	(3)

John J. Borer III	–		–		–	–	–		–		–		–

David Horin	–		–		–	–	116,509	(5)	100,199	(3)	–		–

Michael Vasinkevich	–		–		–	–	–		–		–		–

Edward Rubin	–		–		–	–	–		–		–		–

Thomas Pinou	106,495		–		$3.78	4/27/2011	24,837	(6)	21,360		–		–

(1) The 750,000 stock options subject to this grant became or would become vested in three tranches on the first, second and third anniversary of the grant date, October 15, 2007, subject to continued employment on such dates, and subject to accelerated vesting in the event of death, disability, termination without cause, termination for Good Reason (as defined in Mr. Lacovara’s employment agreement) and termination upon a change in control. In the event that we elected not to extend his employment agreement beyond December 31, 2009, one-half of any unvested options would immediately vest and one-half would be immediately cancelled. As a result of the termination of Mr. Lacovara’s employment on February 9, 2009, all of these options became fully vested.

(2) These are restricted stock units (“RSUs”), consisting of a grant of 71,429 RSUs resulting from a grant of restricted stock on February 15, 2008 and 58,176 RSUs granted August 15, 2008. The 71,429 RSUs vest one-third on February 14, 2009, 2010 and 2011, respectively. The 58,176 RSUs vest on August 7, 2013. Both grants were subject to accelerated vesting in the event of death, disability, termination without cause, termination for good reason (as defined in Mr. Lacovara’s employment agreement) and termination upon a Change in Control Event. As a result of the termination of Mr. Lacovara’s employment on February 9, 2009, all of these RSUs became fully vested.

(3) Market price is calculated based on the closing price per share of common stock on December 31, 2008 of $0.86.

(4) These are RSUs resulting from a grant of restricted stock pursuant to the Restricted Stock Grant Agreement dated September 4, 2007. The RSUs were scheduled to vest as to one-third of the shares on August 31, 2008, 2009 and 2010, respectively, if our consolidated gross revenues for the twelve months ended June 30, 2008, 2009 and 2010, respectively, were greater than 110%, 120% and 130%, respectively, of the consolidated gross revenues of the Company for the twelve months ended June 30, 2007. If the performance goal were not met at a given vesting date, the RSUs not earned at that vesting date would be deemed earned if the performance goal at the next vesting date were met, but no further “roll forward” would apply if a given tranche was not earned at the second vesting date. Further, the RSUs were subject to accelerated vesting in the event of death, disability, termination without cause, termination for good reason (as defined in Mr. Lacovara’s employment agreement) and termination upon a change in control event. As a result of the termination of Mr. Lacovara’s employment on February 9, 2009, all of these RSUs became fully vested.

(5) 100,000 of these are RSUs resulting from a grant of restricted stock on March 17, 2008, which vested as to one-third on March 16, 2009, and will vest as to one-third on March 16, 2010 and 2011, respectively. 16,509 of these are RSUs granted August 15, 2008 which vest August 7, 2013. These awards are subject to accelerated vesting in the event of death, disability, termination without cause, termination for good reason (as defined in Mr. Horin’s employment agreement) and termination upon a change in control event.

(6) 19,841 of these are shares of restricted stock granted on February 15, 2008, which will vest as to one-half on February 14, 2010 and 2011, respectively. 4,996 of these are RSUs granted August 8, 2008 which vest August 7, 2013. These awards are subject to accelerated vesting in the event of death, disability, termination without cause and termination upon a Change in Control Event.

Potential Payments upon Termination or Change in Control

      Under the terms of our employment agreements with the named executive officers, we will provide certain payments and benefits to the executive if his employment is terminated in specified circumstances, including enhanced benefits following a change in control. The following is a brief summary of these provisions, except that (i) the executive is entitled to compensation earned and vested throught the date of termination, and these entitlements are not further described, and (ii) termination provisions relating to equity awards are described above in footnotes under the table captioned Outstanding Equity Awards at Fiscal Year-End - 2008:

Messrs. Borer, Rubin and Vasinkevich:

     Under the employment agreements with these executive officers, upon termination of the executive’s employment by us other than for cause (as defined in the agreements), the individual is entitled to a lump-sum payment equal to twelve times a monthly amount equal to one-twelfth of the sum of (a) the individual’s then current base salary plus (b) the average of the annual incentive compensation paid to the individual for the full fiscal year periods from 2006 through the year preceding the termination. If, at December 31, 2008, we had terminated any of the executive’s employment not for cause, the amount of severance payable under the employment agreement would have been as follows: Mr. Borer, $448,533; Mr. Rubin, $691,576; and Mr. Vasinkevich, $1,218,591.

     The employment agreements with these executive officers also provide that, if we terminate the employment of these executive officers due to disability, we are obligated to pay a pro rata bonus for the year of termination based on full year results, which may be reduced by the amount of any payments under a disability pay policy, together with continuation of health and welfare benefits for one year. If any of those named executive officers had been terminated for disability at December 31, 2008, the amount of bonus payable would have been the same as the bonus amounts reflected in the Summary Compensation Table for 2008 (to the extent not previously paid).

Mr. Lacovara:

     Under the employment agreement with Mr. Lacovara, if we terminated Mr. Lacovara’s employment not for cause or he terminated his employment for good reason (as defined) other than within one year after a change in control, he would become entitled to cash severance payments as follows:

If such termination occurred between January 1, 2008 and July 1, 2008, additional base salary and “Level One Incentive Compensation” (defined incentive bonus amounts, which for 2008 would have been $1,850,000) payable through the end of 2008, less amounts previously paid, plus any additional annual incentive amount earnable for 2008 performance. If such termination occurred between July 1, 2008 and December 31, 2008, he would have received those same payments plus an amount equal to one-half of his average base salary and incentive compensation for the year preceding such termination. If such termination occurred after December 31, 2008, he would be entitled to receive a pro rata payment of any additional annual incentive amount earnable in the year of termination plus an amount equal to one-half of his average base salary and incentive compensation for the year preceding such termination. In all cases he would be entitled to health and welfare benefits and any long-term disability insurance generally provided to senior executives through December 31, 2009.

     Under the agreement, if we terminated Mr. Lacovara’s employment not for cause or he terminated his employment for good reason (as defined) within one year after a change in control, he would become entitled to a payment of three times his base compensation and three times his incentive compensation, subject to a reduction to the extent necessary to ensure that the total payments did not exceed the level that would trigger “golden parachute” excise taxes under Section 280G and 4999 of the Internal Revenue Code.

      If, at December 31, 2008, we had terminated Mr. Lacovara’s employment not for cause or he had terminated his employment for good reason, the amount of severance payable under his agreement would have been $475,000.

     The employment agreement with Mr. Lacovara also provided that, if we terminated his employment due to disability, we would have been obligated to pay a pro rata bonus for the year of termination based on full year results, which may have been reduced by the amount of any payments under a disability pay policy, together with continuation of health and welfare benefits for one year. If his employment had been terminated for disability at December 31, 2008, the amount of bonus payable would have been the same as the bonus amounts reflected in the Summary Compensation Table for 2008 (to the extent not previously paid).

      The agreement also provided for a payment if we elected not to extend the agreement at December 31, 2009. In such case, we would have been obligated to pay to Mr. Lacovara, in consideration for his covenant not to compete, a lump sum payment equal to nine times the amount that is equal to one-twelfth his average base salary and incentive compensation for the year preceding such termination.

     On February 9, 2009, Mr. Lacovara’s employment terminated. Under the separation agreement we entered into with him, he became entitled to a cash payment of $475,000, the payment of a cash bonus of $400,000 for the second half of calendar year 2008, and accelerated vesting of all of his stock options and stock awards.

Mr. Horin:

     Under his employment agreement, if on or before December 31, 2009 Mr. Horin’s employment is terminated by us in anticipation of or within twelve months following a change in control, or he resigns for good reason (as defined) following a change in control, he is entitled to a lump sum payment equal to his base salary for the remainder of the year in which such termination occurs plus his guaranteed bonus for such year. If a change in control had occurred at December 31, 2008 and Mr. Horin’s employment had been terminated by us without cause or he terminated his employment for good reason at that date, no additional base salary for 2008 would have been payable, and the amount of his guaranteed bonus for 2008, $350,000, to the extent not previously paid, would have been payable. The additional intrinsic value of accelerated vesting of his stock awards at December 31, 2008 (applicable to any such termination and also applicable upon a change in control without termination, or termination due to death or disability) would have been $100,199.

Compensation of Directors

     Each member of the Board who is not an employee receives, as compensation for service on the Board: (i) an annual retainer of $20,000; (ii) $1,000 for each meeting of the Board attended either in person or telephonically; and (iii) a grant of Stock Units on the date of each annual meeting of stockholders at which they are first elected and re-elected to the Board in an amount of Stock Units having a value equal to 110% of the Black Scholes value of that a grant of 10,000 stock options would have on such date. The Stock Units: (i) cover a number of shares equal to the dollar amount of the grant divided by the fair market value of a share of common stock on the date of grant ; (ii) vest immediately on the date of grant; and (iii) have a selling restriction for two years following the date of grant. Non-employee directors also receive $750 for each committee meeting attended either in person or telephonically. Finally, each committee chairman receives an additional annual retainer as follows: (i) Audit Committee — $12,500; (ii) Compensation Committee — $7,500; and (iii) Corporate Governance and Nominating Committee — $5,000. Such additional compensation is intended to reflect special efforts of such board members. Board members will be reimbursed for reasonable travel expenses associated with attending any board or committee meetings.

     The following table sets forth the compensation paid to our directors who are not named executive officers for the year ended December 31, 2008.

Director Compensation - 2008

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash	Awards (1)	Awards (2)	Compensation	Total

Wesley K. Clark(3)	--	-	-	$250,000	$250,000
Sam Dryden	$28,750	$4,949	$6,890	-	40,589
Richard Cohen	41,250	4,949	6,890	-	53,089
Winston Churchill	32,000	4,949	6,890	-	43,839
Peter F. Drake	26,000	4,949	6,890	-	37,839
Mark L. Friedman	36,250	4,949	6,890	-	48,089
Marvin I. Haas	28,750	4,949	6,890	-	40,589

(1)	Each non-employee director received a grant of 9,768 RSUs on October 27, 2008. The RSUs were non-forfeitable upon grant, but will not be settlable until October 27, 2010, subject to accelerated settlement only upon a change in control of Rodman but not upon a termination of service as a director. The grant date fair value of each RSU was $4,949. This fair value equals the closing price of our common stock on the date of grant, subject to a discount (reduction) based on the restrictions that delay settlement and thus preclude marketability of the underlying shares for a two-year period as well as an additional 10% discount. We calculate this discount using a protective put method model. The 2008 grant of RSUs to these directors was subject to a 62% discount based on this methodology. At December 31, 2008, each of the non-employee directors held no unvested stock awards and held 9,768 vested RSUs.

Messrs. Drake and Cohen have elected to defer settlement of the RSUs beyond the scheduled settlement date, until their termination of service as a director.

(2)	Amounts reflect the dollar amount recognized for financial statement reporting purposes with respect to stock options for each director for 2008 in accordance with FAS 123R, including expense from stock options granted before 2008 which required service in all or part of 2008. The compensation amounts were not discounted for estimated forfeitures related to the service-based vesting conditions. On October 27, 2008, each non-employee director received a grant of 10,000 stock options exercisable at $5.00 per share, with a stated expiration date of ten years after the date of grant.

The options vested as to one-third of the underlying shares on October 27, 2008, and will vest as to the remain two- thirds in equal installments on October 27, 2009 and October 27, 2010, subject to accelerated vesting. The grant-date fair value of the options was determined using a Black-Scholes option valuation methodology, assuming a risk free interest rate of 4.66%, weighted average expected life of six years and an expected volatility of 33%. At December 31, 2008, each of the non-employee directors held all 10,000 options of the grant dated October 27, 2007. General Clark holds 425,980 options exercisable at $3.78 per share granted December 22, 2006. The options expire five years after the date of grant. For those options, the grant-date fair value was determined using a Black-Scholes option valuation methodology, assuming a risk free interest rate of 4.64%, weighted average expected life of 3.5 years and an expected volatility of 33%.

(3)	General Clark is an employee, and receives no separate compensation for service on the Board. His compensation is described below. The amount in the column “All Other Compensation” represents the amount of compensation we paid to him in 2008.

     Wesley K. Clark is employed by us as the Chairman of the Board and serves as a Director. His employment commenced January 30, 2006. Under his employment agreement, which we most recently amended and restated in June 2007, he receives an annual base salary of $250,000. In addition, he is eligible to receive the following cash bonuses: (i) up to 15% of fees received by Rodman, our broker-dealer affiliate, in connection with any transaction introduced by him; and (ii) a discretionary amount at the end of each calendar quarter. In addition, the agreement:

  granted him options to purchase 425,980 shares of our common stock at $3.78 per share, all of which were vested at December 31, 2008; and
  provides for payment of an amount if there is a “Change of Control Event” during the period of employment. In general, the amount cannot exceed $1,514,942, and would be reduced to the extent that the fair market value of a share of our common stock is less than $3.78 per share (as adjusted) on the date of the Change of Control Event. We may make the payment, in our absolute discretion, in cash or other property, including the shares or other property which may have been received in the transaction which constituted the Change of Control Event. A “Change of Control Event,” in general, means the acquisition by any one person, or a group, of more than 50% of the total fair market value or total voting power of our capital stock or of substantially all of our assets.

Compensation Committee Interlocks and Insider Participation

     None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board or Compensation Committee.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides a summary of our compensation plans under which equity securities of Rodman & Renshaw were authorized for issuance as of December 31, 2008:

			Number of securities
	Number of securities		remaining available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights (1)	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by security
holders	7,995,270	$0.44	2,004,730
Equity compensation
plans not approved by
security holders	4,327,417	$3.87	--
Total	12,322,687	$1.64	2,004,730

(1)	Weighted-average exercise price is calculated for all options and RSUs included in column (a), although RSUs in fact do not have an exercise price and no value is attributed for the purposes of this calculation.

The weighted-average exercise price only for those awards that have an exercise price (750,000 options) was $5.00.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information regarding beneficial ownership of our common stock as of April 13, 2009 by: (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all of our directors and executive officers as a group.

     Unless otherwise indicated in the footnotes to this table, based on information furnished by such stockholders, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	Shares of Common Stock		Percentage of Common Stock
Name and Address(1)	Beneficial Owned(2)		Beneficially Owned(3)

Directors and Named Executive Officers
Wesley K. Clark	435,980	(4)	1.2%
Michael Vasinkevich	--	(5)	--
Michael Lacovara	1,779,605	(6)	4.9%
John J. Borer III	2,444,083	(7)	7.0%
Edward Rubin	12,711,683	(8)	36.3%
David Horin	53,028	(9)	*
Thomas Pinou	558,567	(10)	1.6%
Sam Dryden	51,729	(11)	*
Richard Cohen	13,101	(12)	*
Winston Churchill	318,772	(13)	*
Mark L. Friedman	68,101	(12)	*
Marvin I. Haas	17,101	(12)	*
Peter F. Drake	82,201	(12)	*
All officers and directors as a group	18,537,951	(14)	49.6%
(12 persons)

*	Less than 1.0%.

(1)	Unless indicated otherwise, all addresses are c/o Rodman & Renshaw Capital Group, Inc., 1251 Avenue of the Americas, New York, New York 10020.

(2)

Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(3)

Percentage of Common Stock Beneficially Owned is based on the 35,355,223 shares outstanding as of April 13, 2009. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person.

(4)	Includes 425,980 shares underlying options that are currently exercisable at $3.78 per share.

(5)

Mr. Vasinkevich does not beneficially own any shares. Paul Revere, LLC (“Revere”) beneficially owns 12,711,683 shares. ARF Trust, a trust for the benefit of Mr. Vasinkevich’s wife and children, owns a two-thirds membership interest in Revere. See note 8 below.

(6)	Includes 750,000 shares underlying options that are currently exercisable at $5.00 per share and 879,605 shares underlying RSUs.

(7)	Includes 250,000 shares owned by a trust for the benefit of Mr. Borer’s children of which his wife is the trustee.

(8)

Shares owned by Revere, a former member of Holding. The members of Revere are the ARF Trust (two-thirds) and Edward Rubin and a trust for the benefit of his children (collectively one-third). Edward Rubin is the sole trustee of the ARF Trust and the wife and children of Michael Vasinkevich, our Vice Chairman, are its beneficiaries. Mr. Rubin has sole voting and disposition rights over all of the shares owned by Revere.

(9)	Includes 33,333 shares underlying RSUs.

(10)	Includes 106,485 shares underlying options that are currently exercisable or exercisable within 60 days of March 15, 2009 at $3.78 per share.

(11)

Includes 6,778 shares underlying Warrants exercisable at $7.00 per share, 3,333 shares underlying options that are currently exercisable or exercisable within 60 days of March 15, 2009 at $5.00 per share and 9,768 shares underlying RSUs.

(12)	Includes 3,333 shares underlying options that are currently exercisable or exercisable within 60 days of March 15, 2009 at $5.00 per share and 9,768 shares underlying RSUs.

(13)

Includes 28,806 shares underlying Warrants exercisable at $7.00 per share, 3,333 shares underlying options that are currently exercisable or exercisable within 60 days of March 15, 2009 at $5.00 per share and 9,768 shares underlying RSUs.

(14)	Includes 1,342,057 shares underlying options and warrants that are currently exercisable or exercisable within 60 days of April 13, 2009 and 971,546 shares underlying RSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     Cynthia Van Osch, the wife of John Borer, a director and our Head of Investment Banking, is employed by Rodman as vice president, institutional trading. During 2008 Ms. Van Osch received $97,894 for services rendered.

     We were the representative of the underwriters in the initial public offering of Vector Intersect Security Acquisition Corp. (“Vector”) which was consummated in April 2007. Vector was a SPAC targeting the homeland security, national security and/or command and control industries. Pursuant to the underwriting agreement, we agreed to deposit a portion of our underwriting fees into the SPAC trust account until the earlier of a business combination or the liquidation of the trust account. We also agreed to forfeit any rights to such fees unless Vector successfully consummated a business combination. In December 2008, Vector consummated a business combination transaction. In connection with that transaction, we agreed to lend to Vector approximately $1.8 million of the funds held in the trust account for our benefit. The loan is evidenced by an unsecured promissory note bearing interest at the rate of 8% per annum and due on June 30, 2014. Winston Churchill, who became a director of the Company in October 2007, was a director and principal shareholder of Vector at the time of the December 2008 loan transaction.

Director and Officer Indemnification

     We have entered into indemnity agreements with our directors and officers indemnifying them against all losses, damages, costs and expenses incurred by them arising out of their service in such capacity, subject to the limitations imposed by Delaware law. This agreement is in addition to our indemnification obligations under our bylaws.

Tax Indemnification Agreement

     Prior to the July 10, 2007, we operated as a limited liability company (treated as a partnership for income tax purposes) and, as such, our former members, including Revere, generally, will be liable for adjustments to taxes (including federal and state income taxes) attributable to our operations prior to July 10, 2007. In connection with our conversion to a corporation which occurred on July 10, 2007, we entered into a tax indemnification agreement to indemnify our former members, including Revere, and their respective members and stockholders, including John J. Borer III, Edward Rubin, Thomas Pinou and a trust for the benefit of the wife and children of Michael Vasinkevich, against increases in taxes that relate to our activities prior to becoming a corporation. The tax indemnification agreement includes provisions that permit us to control any tax proceeding or contest which might result in our being required to make a payment under the tax indemnification agreement.

Policies and Procedures for Related Party Transactions

     We have adopted a code of business conduct and ethics, pursuant to which our executive officers, directors and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction with us without the prior consent of our Audit Committee, or other independent committee of the Board in the case where it is inappropriate for our Audit Committee to review such a transaction due to a conflict of interest. All of our directors, executive officers and employees are required to report to our Audit Committee any such related party transaction. In approving or rejecting the proposed transaction, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. The Audit Committee will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the Audit Committee determines in the good faith exercise of its discretion.

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

Service Fees Paid to the Independent Registered Public Accounting Firm

Marcum & Kleigman served as our independent auditors with respect to the fiscal year ended December 31, 2007 and the first two quarters of 2008. KPMG, LLP served as our independent auditors with respect to the third quarter of 2008 and the fiscal year ended December 31, 2008. The following is the breakdown of the aggregate fees billed by each of Marcum & Kleigman and KPMG for the last two fiscal years:

KPMG

	2008		2007

Audit Fees	$800,000		$-
Audit Related Fees(1)	25,600		-
Tax Fees	-		-
Total	$825,600		$-

Marcum & Kleigman

	2008		2007

Audit Fees	$378,879		$685,000
Audit Related Fees	92,500	(2)	110,000	(1)
Tax Fees(3)	25,830		34,000
Total	$497,209		$829,000

(1)	Audit services in connection with accounting consultations and internal control reviews.

(2)	Employee placement fee.

(3)	Consists primarily of tax compliance and planning.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit
Number		Description
3.1	(a)	Certificate of Incorporation(1)
3.1	(b)	Amendment to Certificate of Incorporation(2)
3.2		Bylaws(1)
4.1		Specimen stock certificate(2)
4.2		Form of Enthrust Common Stock Purchase Warrant(3)
4.3		Registration Rights Agreement dated July 10, 2007(3)
10.1	**	2007 Amended and Restated Stock and Incentive Plan(7)
10.2	**	Michael Vasinkevich Employment Agreement, as amended(3)
10.3	**	John J. Borer III Employment Agreement, as amended(3)
10.4	**	Edward Rubin Employment Agreement, as amended(3)
10.5	**	Amended and Restated Wesley Clark Employment Agreement(3)
10.6		Form of Tax Indemnification Agreement, dated as of July 10, 2007(3)
10.7		Form of Indemnification Agreement, dated as of July 10, 2007(3)
10.8	**	Michael Lacovara Employment Agreement(2)
10.9	**	Executive Bonus Plan(2)
10.10	**	David Horin Employment Agreement(4)
10.11		Asset Purchase Agreement, dated May 9, 2008, between COSCO Capital Management LLC and its related companies and Company(5)
10.12	**	Separation Agreement, dated February 9, 2009, between Michael Lacovara and the Company(6)
21.1		Subsidiaries(7)
23.1		Consent of KPMG LLP(7)
23.2		Consent of Marcum & Kliegman LLP(7)
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	This exhibit is a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment #1 to our Registration Statement on Form S-1 (SEC No. 333-144684) on September
20, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K dated July 11, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K dated March 18, 2008 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K dated June 5, 2008 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K dated February 9, 2009 and incorporated herein by reference.
(7)	Filed as an exhibit to our Annual Report on Form 10-K (filed March 11, 2009) and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Rodman & Renshaw Capital Group, Inc. has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

RODMAN & RENSHAW CAPITAL GROUP, INC.

	By:	/s/ Edward Rubin
Edward Rubin — Chief Executive Officer
(principal executive officer)

Date: April 14, 2009