Form 10-Q
period 2009-03-31
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2009-05-14
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________

FORM 10-Q
_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to__________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act (Check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of May 12, 2009, there were 34,822,708 shares of the registrant’s common stock outstanding.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Financial Condition as of March 31, 2009
(unaudited) and December 31, 2008	2

Condensed Consolidated Statements of Operations for the
three month periods ended March 31, 2009 and 2008 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three month
periods ended March 31, 2009 and 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three month periods ended
March 31, 2009 and 2008 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition as of March 31, 2009 (Unaudited)
and December 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents
Unrestricted	$7,557,424	$18,383,224
Restricted	1,196,695	3,371,108
Total cash and cash equivalents	8,754,119	21,754,332
Financial instruments owned, at fair value	12,813,174	13,872,184
Private placement and other fees receivable	1,380,450	1,974,571
Due from clearing broker	1,035,264	2,713,594
Prepaid expenses	424,315	439,377
Property and equipment, net	1,898,166	1,389,705
Other assets	4,148,723	2,632,256
Due from affiliate	109,934	-
Other intangible assets, net	2,616,756	2,906,436

Total Assets	$33,180,901	$47,682,455

Liabilities and Stockholders’ Equity
Accrued compensation payable	$3,402,076	$4,882,422
Accounts payable and accrued expenses	2,163,393	5,556,374
Acquisitions related payables	4,991,535	4,950,000
Financial instruments sold, not yet purchased, at fair value	7,897	1,360,767
Due to affiliate, net	-	398,169
Total Liabilities	10,564,901	17,147,732

Commitments and contingencies (See note 6)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized;
35,357,208 and 35,044,670 issued as of
March 31, 2009 and December 31, 2008, respectively	35,250	35,045
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	-	-
Additional paid-in capital	74,805,819	70,441,027
Treasury Stock, 534,500 shares	(1,034,409)	(1,034,409)
Accumulated deficit	(51,190,660)	(38,906,940)
Total Stockholders’ Equity	22,616,000	30,534,723

Total Liabilities and Stockholders’ equity	$33,180,901	$47,682,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the
Three Month Periods Ended March 31, 2009 and 2008 (Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Revenues:
Investment banking	$6,883,095	$8,902,176
Principal transactions	(1,962,535)	4,341,699
Commissions	808,176	1,563,365
Interest and other income	110,876	373,772
Total revenues	$5,839,612	$15,181,012

Operating expenses:
Compensation and benefits	12,065,752	8,251,226
Other employee benefits	159,210	110,722
Broker dealer commissions	14,026	92,945
Professional and consulting fees	1,537,546	911,039
Business development	537,924	1,025,756
Advertising	303,428	127,332
Communication and market research	653,465	560,127
Office supplies	92,142	125,416
Occupancy and equipment rentals	793,431	317,996
Clearance and execution charges	133,132	76,854
Depreciation and amortization	634,526	137,239
Impairment of goodwill	682,672	1,065,000
Other	529,571	294,632
Total operating expenses	18,136,825	13,096,284

(Loss) Income before income taxes	(12,297,213)	2,084,728
Income tax benefit (expense)	13,493	(987,285)
Net (loss) income	$(12,283,720)	$1,097,443

Weighted average common shares outstanding:
Basic	34,794,518	32,930,516
Diluted	34,794,518	33,126,852

Earnings per common share
Net (loss) income per share – basic	$(0.35)	$0.03
Net (loss) income per share – diluted	$(0.35)	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the
Three Month Period Ended March 31, 2009 (Unaudited) and the Year Ended December 31, 2008

	For the Three Months
	Ended	For the Year Ended
	March 31,	December 31,
	2009	2008
Common stock:
Balance, beginning of the period	$35,045	$33,750
Issuance of common stock	205	2,950
Conversion of common stock to RSUs	-	(1,655)
Balance, end of period	$35,250	$35,045

Additional paid-in-capital:
Balance, beginning of the period	$70,441,027	$62,345,072
Stock based compensation	4,220,114	5,604,576
Conversion of common stock to RSUs	-	1,655
Additional paid-in-capital	144,678	2,491,261
Issuance of restricted stock	-	(1,470)
Issuance of common stock	-	(67)
Balance, end of period	$74,805,819	$70,441,027

Accumulated deficit:
Balance, beginning of the period	$(38,906,940)	$(1,469,905)
Net loss	(12,283,720)	(37,437,035)
Balance, end of period	$(51,190,660)	$(38,906,940)

Treasury stock, at cost:
Balance, beginning of the period	$(1,034,409)	$-
Purchases	-	(1,034,409)
Balance, end of period	$(1,034,409)	$(1,034,409)

Accumulated other comprehensive (loss) income:
Balance, beginning of the period	$-	$(140,757)
Reclassification adjustment for unrealized gains (losses) on investments	-	140,757
Balance, end of period	$-	$-

Total Shareholders’ Equity	$22,616,000	$30,534,723

Comprehensive Income:
Net loss	$(12,283,720)	$(37,437,035)
Other comprehensive income	-	140,757
Total comprehensive loss	$(12,283,720)	$(37,296,278)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows for the
Three month periods ended March 31, 2009 and 2008 (Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(12,283,720)	$1,097,443
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	634,526	137,239
Stock based compensation	4,220,114	1,238,778
Realized gain on available for sale investments	-	140,757
Impairment of goodwill	682,672	1,065,000
Deferred taxes, net	-	717,472
Changes in operating assets and liabilities:
Restricted cash	2,174,413	-
Financial instruments owned, at fair value	1,075,376	(7,867,792)
Private placement and other fees receivable	544,148	(1,585,301)
Due from clearing broker	1,678,330	893,229
Prepaid expenses	15,062	(1,390,384)
Other assets, net	(1,516,467)	(21,080)
Financial instruments sold not yet purchased, at fair value	(1,352,869)	(123,096)
Accrued compensation payable	(1,480,346)	(3,019,856)
Accounts payable and accrued expenses	(3,443,981)	(1,748,113)
Due to affiliate, net	(508,104)	319,023
Income taxes payable	-	(48,067)
Conferences deposits	-	724,555
Net cash used in operating activities	(9,560,846)	(9,470,193)

Cash flows from investing activities
Purchases of property and equipment	(853,307)	(29,171)
Acquisition of Miller & Mathis LLC	-	(4,508,065)
Acquisition of COSCO Capital Management LLC	(411,647)
Net cash used in investing activities	(1,264,954)	(4,537,236)

Cash provided by (used in) financing activities
Purchase of treasury stock	-	(612,621)
Distributions to members	-	(1,440,000)
Net cash used in financing activities	-	(2,052,621)

Net decrease in cash and cash equivalents	(10,825,800)	(16,060,050)
Cash and cash equivalents – beginning of period	18,383,224	54,834,189

Cash and cash equivalents – end of period	$7,557,424	$38,774,139

Supplemental disclosures of cash flow information
Income taxes paid	$-	$175,000

Non-cash investing and financing activities
Accrued liabilities related to the acquisitions of Miller Mathis and COSCO	$-	$2,950,000
Additional paid-in-capital related to acquisition of COSCO	178,285	-
Issuance of restricted stock to former equity holders of COSCO	205	-
Cancellation of common stock in satisfaction of withholding tax requirements	33,607	-
Issuance of restricted stock to employees	$-	$1,470

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

     On July 10, 2007 Rodman & Renshaw Holding, LLC (“Holding”), consummated a reverse acquisition through an exchange transaction (the “Exchange”) with its subsidiary, Enthrust Financial Services, Inc. (“Enthrust”), which was a non-operating public “shell” company. For accounting purposes, Holding is treated as the continuing reporting entity and the acquisition has been treated as a recapitalization of Enthrust with Holding as the acquirer. On August 31, 2007, Enthrust changed its name to “Rodman & Renshaw Capital Group, Inc.” The historical financial statements of the Company prior to July 10, 2007 are those of Holding.

Miller Mathis & Co., LLC Acquisition

     On March 24, 2008, the Company acquired Miller Mathis & Co., LLC (“Miller Mathis”), an independent mergers and acquisition advisor to the global steel industry. The total fixed consideration for the acquisition was $7.3 million, with $4.4 million paid in cash at closing, and the balance ($2.9 million) payable on the first anniversary of the closing date. The Company had to pay up to $0.4 of the deferred consideration in cash, and at its election, had the right to pay up to $2.5 million of the deferred consideration in cash or common stock. Up to an additional $2.1 million of purchase price is payable in cash or common stock, or a combination thereof, on the second anniversary of the closing date, upon the achievement of significant growth targets.

     As of March 1, 2009, the Company effected a modification to the agreements defining the ongoing obligations between Miller Mathis and the Company. Pursuant to the modification agreement, the $2.9 million deferred payment that was due to Miller Mathis on the first anniversary of the closing date was reduced to $1.0 million, which amount was paid on April 1, 2009. The remaining $1.9 million will be paid to Miller Mathis contingent upon future revenues generated by the metals/mining group.

     See Note 5 of the Notes to Condensed Consolidated Financial Statements for further explanation.

COSCO Capital Management, LLC Acquisition

     On June 2, 2008, the Company consummated the acquisition of all the operating assets of COSCO Capital Management LLC, COSCO Capital Texas LP and Private Energy Securities, Inc. (collectively, “COSCO”), related companies that provide investment banking services to the oil and gas sectors, principally in the United States and Canada.

     Under the terms of the acquisition agreement, the fixed purchase price was $10.1 million, $8.1 million of which was paid at closing by the delivery of $6.1 million in cash and 1,121,138 shares of restricted common stock of the Company valued at $2.0 million. The $2.0 million balance of the fixed purchase price was payable over the two year period following the closing. Additionally, Rodman will pay (a) up to a maximum of $4.0 million over the 21 month period following the closing in respect of certain revenue earned, but not yet received, under contracts acquired (of which $3.0 million was paid in cash and restricted stock through March 31, 2009), and (b) certain other incremental payments based upon the acquired business achieving performance targets during the two year period following the closing. In addition, the acquisition of COSCO contained a 21 month contingency for additional contingent consideration to the selling shareholders, based on future revenues. This additional consideration was payable annually in a mix of cash and equity.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     As of May 1, 2009, the Company effected a modification to the agreements defining the ongoing obligations between COSCO and the Company. Pursuant to the modification agreement, the $2.0 million deferred payment that was due to COSCO in equal installments in June 2009 and 2010 was eliminated. This amount ($2.0 million) will be paid to COSCO contingent upon future revenues generated by the COSCO group. The Company will pay $0.6 million in contingent earn-out payments (based upon revenues generated through March 31, 2009) in May 2009 and will pay the remaining balance of the earn-out payments as future revenues are generated.

     See Note 5 of the Notes to Condensed Consolidated Financial Statements for further explanation.

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

     As of May 1, 2009, the Company effected a modification to the agreements defining the ongoing obligations between Aceras BioMedical and the Company. Pursuant to the modification agreement, the annual fixed operating budget was reduced from $2.5 million to $1.0 million and the maximum targeted investment amount in each prospective investee was reduced from $2.0 million to $0.5 million. Potential investments in excess of $0.5 million require consent of the Company. As of May 12, 2009, the Company’s remaining commitment to the joint venture was approximately $17.4 million ($27.6 million and $28.6 million at March 31, 2009 and December 31, 2008, respectively). See Note 6 of the Notes to Condensed Consolidated Financial Statements for further explanation.

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, the changes in stockholders’ equity and comprehensive income for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2009.

     Certain information and footnote disclosures normally included in financial statements that are prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008 as filed with the SEC.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying Condensed Consolidated Statements of Operations. Equity interests in certain private equity securities and limited partnership interests are reflected in the Condensed Consolidated Financial Statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company’s best estimate of exit price as used in SFAS 157. Generally, the carrying values of these securities will be increased or decreased based on company performance in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices.

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

     Level 2 includes those financial instruments that are valued using models or other valuation methodologies calibrated to observable market inputs. These models are primarily industry-standard models that consider various assumptions, including discount margins, credit spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or able to be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain warrants received in conjunction with the Company’s investment banking activities.

     Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are warrants and convertible notes received in conjunction with the Company’s investment banking activities, private equity securities and limited partnership interests.

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

Value of Underwriter and Placement Agent Warrants

     As a part of the Company’s compensation for its activities as underwriter or placement agent, it may receive warrants exercisable to purchase securities similar to those that are offered and sold in the financing transaction. The adoption of SFAS 157 on January 1, 2008 and dynamic market conditions prompted the Company to undertake a comprehensive review of its fair value accounting polices. Upon completion of this review, management determined that the Company’s warrants should be valued using the Black-Scholes Option Pricing

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Model (“Black-Scholes”), rather than a fair value model based on historical entity specific criteria. Management concluded that Black-Scholes provides a measurement tool that is consistent with the definition of fair value in accordance with SFAS 157. The model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and price volatility. When the Company initially receives a new warrant in connection with, or prior to an initial public offering, its calculated volatility factor is based on the volatility of an index of comparable companies, since there is no price history for new publicly traded or private companies. As each warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. Management cannot assure that it ultimately will be able to liquidate any of the Company’s warrants in a way that will realize the value attributed to the warrants in the financial statements through the application of Black-Scholes.

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

     The fair value of warrants is recorded in financial instruments owned, at fair value on the Company’s Condensed Consolidated Statements of Financial Condition. When a new warrant is received, its fair value is included in investment banking revenue on the date on which it is earned. Subsequently, any change in fair value is recorded as principal transactions. When a warrant is exercised, the fair value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the fair value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

Short Sales

     Beginning in the second quarter of 2008, the Company engaged in “short sales” through a third party managed fund in order to hedge the market risk associated with its warrant portfolio. Short selling is the practice of selling securities that are borrowed from a third party. The Company is required to return securities equivalent to those borrowed for the short sale at its prime broker’s demand. Pending the return of such securities, the Company deposits with the prime broker as collateral the proceeds of the short sale plus additional cash. The amount of the required deposit, which earns interest, is adjusted periodically to reflect any change in the market price of the securities that the Company is required to return to the prime broker. During the first quarter of 2009 the Company closed the majority of its short sales positions, which resulted in a realized gain of $0.2 million. For the foreseeable future, the Company does not plan to hedge its warrants portfolio since such hedging requires the use of its cash as collateral.

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

     When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments, in accordance with Emerging Issued Task Force (“EITF”) 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services. Revenue from the receipt of warrants is recognized on the date the warrants are received based on the estimated fair value of the securities received as estimated using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the three months ended March 31, 2009 and 2008:

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended
	March 31, 2009	March 31, 2008

Private placement – cash fees	$2,451,604	$6,589,193
Private placement – warrant and note fees	1,373,848	1,484,629
Advisory – cash fees	2,886,643	728,872
Underwriting – cash fees	171,000	99,482
Total investment banking revenue	$6,883,095	$8,902,176

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

     Conference Fees. The Company receives conference deposits from presenters, which are recorded as a liability and then recognized as revenue when the conference is conducted. The Company also makes advance payments for conference facilities, entertainment and related costs, which are recorded as prepaid expenses and then recognized as expenses when the conference is conducted. During the first quarter of 2009, the Company did not record any conference revenues or incur any conference expenses.

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

Income Taxes

     Prior to the Exchange, Holding was a limited liability company (“LLC”) filing Federal, New York State, and New York City Unincorporated Business Tax (“UBT”) returns. As an LLC, Holding was not subject to Federal or State income taxes. Rather, the members of Holding were taxed on Holding’s Federal and State taxable income. Accordingly, there was no provision or liability for Federal or State income taxes recorded in Holding’s consolidated financial statements prior to the Exchange, except for the New York City UBT. For the short year that began on July 11, 2007 and ended December 31, 2007, the Company was subject to Federal, New York State, and New York City corporate income taxes. For the year ended December 31, 2008, the Company is required to file Federal and several State corporate tax returns in addition to New York State and New York City.

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

     The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provision. As a result of having no material uncertain tax positions, the Company has no material amounts for associated interest and penalties recorded on the Condensed Consolidated Statements of Financial Condition or the Condensed Consolidated Statements of Operations.

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

Reserves related to legal proceedings are established and maintained in accordance with SFAS 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss an Interpretation of FASB Statement No. 5. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of March 31, 2009, there were no legal reserves accrued in the Condensed Consolidated Statements of Financial Condition.

Concentrations of Credit Risk

     R&R is engaged in trading and provides a broad range of securities brokerage and investment services to institutional clients as well as private placement services to business entities. Counterparties to R&R’s business activities include broker-dealers and clearing organizations, banks and other financial institutions.

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

Forgivable Loans

     During the year ended December 31, 2008, the Company issued $3.3 million of forgivable loans as a retention vehicle to certain new employees. The Company issued an additional $2.0 million in forgivable loans in January 2009. These loans are subject to a substantive service requirement by the employees and are amortized over a three year service period on a straight-line basis. As of March 31, 2009, the balance of the loans was $4.0 million, which is included in other assets on the Condensed Consolidated Statements of Financial Condition. The Company recorded $0.5 million of compensation expense during the quarter ended March 31, 2009 related to the amortization of these loans.

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

     Deferred stock based compensation costs with respect to shares of restricted stock and restricted stock units granted are presented as part of stock based compensation in the Condensed Consolidated Statements of Stockholders’ Equity.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - Recent Accounting Pronouncements

     SFAS 141 (revised). In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (SFAS 141(R)), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS 141, “Business Combinations”. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS 141(R) are: (1) acquisition costs and restructuring costs would now be expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and noncontractual contingencies that meet the more-likely-than not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings. Noncontractual contingencies that do not meet the more likely- than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets & liabilities, including the minority interest portion, and goodwill is recorded as if a 100% interest was acquired. SFAS 141(R) is effective January 1, 2009. The Company will evaluate the impact of SFAS 141(R) on its Consolidated Financial Statements when future business acquisitions occur.

     SFAS 160. In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the Consolidated Financial Statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, the Company adopted SFAS No. 160 effective January 1, 2009. The adoption did not have a significant impact on the Company’s Consolidated Financial Statements.

     SFAS 161. In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 effective January 1, 2009. SFAS 161 did not impact the Company’s Consolidated Financial Statements.

     FSP FAS 157-3. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active (“FSP FAS 157-3”). FSP FAS 157-3 is consistent with the joint press release the FASB issued with the SEC on September 30, 2008, which provides general clarification guidance on determining fair value under FASB 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS 157-3 was effective immediately upon issuance and did not have a material effect on the Company’s Consolidated Financial Statements.

     FSP FAS 115-2 and FSP FAS 157-4. In April 2009, the FASB released FASB Staff Position (FSP) FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2 was issued contemporaneously with FSP FAS 157- 4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly” (FSP FAS 157-4) and FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment of debt securities, such as our auction rate investment instruments. FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 115-2 and FSP 157-4 are effective for interim and annual periods ending after

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The Company has elected to adopt FSP 115-2 and FSP 157-4 in the first quarter of 2009. The adoption of FSP 115-2 and FSP 157-4 had no material impact on the Company’s Consolidated Financial Statements.

     FSP EITF 03-6-1. In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1did not have an effect on the Company’s calculation of earnings per share and related disclosures, as its share-based payment awards include forfeitable rights to dividends or dividend equivalents declared, and as such these awards do not meet the definition of participating securities in their current form.

NOTE 4 - Financial Instruments, at Fair Value

     The following is a summary of the fair value of financial instruments owned and financial instruments sold, not yet purchased, as of March 31, 2009:

	March 31, 2009
		Financial
	Financial	Instruments
	Instruments	Sold, Not Yet
	Owned	Purchased
Securities	$944,218	$7,897
Derivatives	7,050,900	-
Investment in private securities	627,309	-
Investments in shells	1,773,826	-
Loans and loan commitments	1,674,731	-
Other investments	742,189	-
	$12,813,174	$7,897

     The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of March 31, 2009 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Financial instruments owned:
Securities	$944,218	$-	$627,309	$1,571,527
Derivatives	-	293,977	6,756,923	7,050,900
Investments in shells	-	-	1,773,826	1,773,826
Loans and loan commitments	-	-	1,674,731	1,674,731
Other investments	-	-	742,189	742,189
Total financial instruments owned	$944,218	$293,977	$11,574,979	$12,813,174

Liabilities:
Financial instruments sold, not yet purchased	$7,897	$-	$-	$7,897
Total financial instruments sold, not yet purchased	$7,897	$-	$-	$7,897

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the three months ended March 31, 2009:

	Derivatives Instruments	Non-Derivatives
	Assets	Assets

Balance, January 1, 2009	$5,621,989	$5,130,282
Purchases/ issuances	1,373,848	10,895
Sales/ Settlements	(253,212)	-
Realized and unrealized gain (loss) (1)	14,298	(323,121)
Balance, March 31, 2009	$6,756,923	$4,818,056
Change in unrealized gains/losses relating to
instruments still held at March 31, 2009	$14,298	$(323,121)

(1) Reported in principal transactions in the Condensed Consolidated Statements of Operations.

NOTE 5 – Goodwill and Other Intangible Assets

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

     The Company performed an impairment test of the customer relationships and trade name intangibles as of December 31, 2008, which resulted in the recognition of an impairment charge of $3.8 million of customer relationships.

     Goodwill was tested again for impairment as of March 31, 2009, after monitoring the relationship of the Company’s market capitalization to both its book value and tangible book value and observing a decline in the Company’s market capitalization related to both financial services industry-wide and to Company specific factors. The impairment test resulted in the recognition of an impairment charge of $0.7 million related to a COSCO contingent earn-out payable in cash and common stock.

     The following table represents a summary of the changes to goodwill and other intangible assets from January 1, 2008 through March 31, 2009:

	Goodwill	Customer Relationship	Trademark	Total

Balance, January 1, 2008	$1,065,000	$-	$-	$1,065,000
Additions	16,829,608	8,170,387	237,875	25,237,870
Impairment	(17,894,608)	(3,824,674)	-	(21,719,282)
Amortization	-	(1,659,902)	(17,250)	(1,677,152)
Balance, December 31, 2008	-	2,685,811	220,625	2,906,436
Additions	682,672	-	-	682,672
Impairment	(682,672)	-	-	(682,672)
Amortization	-	(283,930)	(5,750)	(289,680)
Balance, March 31, 2009	$-	$2,401,881	$214,875	$2,616,756

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - Commitments and Contingencies

Lease Commitments

     The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2009 and 2013. As of March 31, 2009, there were no significant changes in the Company’s lease agreements since December 31, 2008.

Letter of Credit

     In connection with the lease for the 20th floor at 1251 Avenue of the Americas, New York, NY the Company issued a letter of credit in favor of the landlord in the sum of $755,625, as a security deposit. The letter of credit expires in February 2010 but is subject to automatic extension.

Equity Commitment

     The Company, through RPI, has made an initial investment commitment to Aceras Partners of up to $30.0 million over five years to fund operations and the joint venture’s principal investments in life science companies. As of May 1, 2009, the Aceras joint venture agreement was modified to reduce the annual Aceras operating budget by $1.5 million per year. This reduction, in conjunction with an Aceras portfolio investment in May 2009 and the transfer to the joint venture in May 2009 of a security position which the Company was carrying reduced the Company’s future funding commitment to the joint venture to approximately $17.4 million ($27.6 million at March 31, 2009).

NOTE 7 - Net Capital Requirements

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

     At March 31, 2009, R&R had net capital of $3,924,830, which was $3,674,830 in excess of its required net capital of $250,000.

NOTE 8 - Income Taxes

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

     The Company has recorded a valuation allowance of $19.1 million against the deferred tax asset as of March 31, 2009, after considering all available evidence and potential tax-planning strategies related to the amount of the tax asset that is more likely than not to be realized.

     The Company does not anticipate any change in the amount of unrecognized tax benefits within the next twelve months.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - Stock-Based Compensation

     Effective January 1, 2006, the Company adopted FASB 123R, Stock Based Compensation, and adopted the modified prospective method with respect to its accounting for the transition to FASB 123R.

     From February 4 though March 17, 2008, the Company granted a total of 1,470,238 restricted shares to employees.

     From May 23 through June 2, 2008, the Company granted to certain new employees a total of 3,252,338 performance and service based RSUs in two tranches. In the first tranche, the Company granted 2,877,338 RSUs which vest over a 20 month period; in the second tranche, the Company granted 375,000 RSUs which vest over a 27 month period. Both series have sale restrictions until August 2010. The fair value of these RSUs is net of a 52% discount for lack of marketability based on a protective put method model.

     In August 2008, the Company granted to certain employees a total of 807,842 performance and service based RSUs. The RSUs vest over a three year period and have sale restrictions for an additional two years subsequent to vesting. The fair value of these RSUs is net of a 49% discount for lack of marketability based on a protective put method model.

     In October 2008, the Company granted to certain employees and directors a total of 1,858,502 performance and service based RSUs. The RSUs granted to employees vest over a three year period while RSUs granted to directors vest immediately. All RSUs have sale restrictions for an additional two years subsequent to vesting. The fair value of these RSUs is net of a 63% discount for lack of marketability based on a protective put method model.

     In February 2009, the Company granted to certain employees a total of 779,942 service based RSUs. The RSUs vest over a three year period and have sale restrictions for an additional two years subsequent to vesting. The fair value of these RSUs is net of a 65% discount for lack of marketability based on a protective put method model.

     The Company recorded $4,220,114 and $1,238,763 of stock-based compensation for the three months ended March 31, 2009 and 2008, respectively. The unamortized deferred stock-based compensation balance as of March 31, 2009 amounts to $3,896,853 and will be fully amortized through 2012.

     There were no option grants in the first three months of 2009. A summary of options (with retroactive effect given for the Exchange) outstanding as of March 31, 2009 is as follows:

Stock Options			Weighted	Weighted
		Weighted	Average	Average
	Number	Average	Grant	Remaining	Aggregate
	Of	Exercise	Date	Contractual	Intrinsic
	Options	Price	Fair Value	Life	Value

Outstanding at December 31, 2008	5,077,417	$4.04	$1.09
Granted	--	--	--
Exercised	--	--	--
Canceled	--	--	--
Outstanding at March 31, 2009	5,077,417	$4.04	$1.09	4.1 Years	$19,695
Exercisable at March 31, 2009	4,771,182	$4.01	$1.07	4.6 Years	$19,695

     Total compensation cost associated with stock option was $1,209,936 and $721,053 for the three months ended March 31, 2009 and 2008, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table details the activity of restricted stock:

Restricted Stock		Weighted
		Average
	Number	Grant
	of	Date
	Shares	Fair Value

Balance at December 31, 2008	431,945	$2.31
Granted	--	--
Forfeited	(3,968)	2.28
Vested	(143,982)	2.31
Balance at March 31, 2009	283,995	$2.31

     Total compensation cost associated with restricted stock was $79,839 and $517,710 for the three months ended March 31, 2009 and 2008, respectively.

The following tables detail the activity of restricted stock units:

Restricted Stock Units	Three Months Ended		Weighted Average Grant Date
	March 31, 2009		Fair Value
	(Shares)

	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required (1)	Required	Required

Balance at December 31, 2008	7,245,270	--	$1.37	$--
Granted	779,942	--	0.24	--
Forfeited	(1,791,045)	--	0.50	--
Vested	(1,234,335)	1,234,335	3.60	3.60
Balance at March 31, 2009	4,999,832	1,234,335	$0.96	$3.60

__________________
(1) Represents fully vested restricted stock units which are still subject to transferability restrictions.

Total compensation cost associated with RSUs was $2,930,339 for the three months ended March 31, 2009.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - Weighted Average Shares Outstanding

     The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the three month periods ended March 31, 2009 and 2008:

	For the three months ended
	March 31,

	2009	2008

Common shares outstanding, basic	34,794,518	32,930,516
Common shares upon exercise of options	-	123,634
Common shares upon exercise of warrants	-	-
Common shares upon vesting of non-vested shares	-	72,702
Common shares upon vesting of non-vested RSUs	-	-
Weighted average number of common shares outstanding, diluted	34,794,518	33,126,852

     Due to the fact the Company had a net loss for the three month period ended March 31, 2009, the outstanding shares for calculation of basic EPS and diluted EPS for that period are the same.

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

Critical Accounting Policies

     Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and related notes. Actual results can and will differ from estimates. These differences could be material to the financial statements.

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

Compensation and Benefits

     The use of estimates is important in determining compensation and benefits expenses for interim and year end periods. A substantial portion of our compensation and benefits represents discretionary bonuses. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix and our use of equity-based compensation programs. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to net revenues earned or expected with confidence. Consequently, we generally accrue interim compensation and benefits based on annual targeted compensation amounts and interim revenues received.

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

     Pursuant to the provisions of SFAS 142, we review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any finite-lived intangible asset may not be recoverable.

Income Taxes

     We compute our provision for income tax expense in accordance with the principles of FAS 109 and associated interpretations and pronouncements.

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

     In accordance with FAS 109, at least quarterly we evaluate the realizability of the aforementioned deferred tax assets and liabilities and evaluate the need to record a valuation allowance. The evaluation includes weighing all the available positive and negative evidence in ascertaining whether it is “more likely than not” that its deferred tax assets will be realized. In the first quarter of 2009, we determined that it was not “more likely than not” that its deferred tax assets would be realized and accordingly we recorded a valuation allowance fully offsetting our net deferred tax assets and liabilities, reducing them to zero.

     In June 2006, the FASB issued Interpretation No. 48, Accounting of Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. We adopted FIN 48 effective with our 2007 fiscal year. Management on an ongoing basis, at least quarterly, evaluates our tax positions and ascertains whether those tax positions that may be uncertain require de-recognition or remeasurement. Management does not believe that the Company has any material uncertain tax position requiring de-recognition or measurement in accordance with the provisions of FIN 48.

Results of Operations

     The following table sets forth the results of operations for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31,
	2009		2008
		% of net		% of net
Revenues:		Revenue		Revenue
Investment banking	$6,883,095		$8,902,176
Principal transactions	(1,962,535)		4,341,699
Commissions	808,176		1,563,365
Interest and other income	110,876		373,772
Total revenues	$5,839,612		$15,181,012

Operating expenses:
Employee compensation and benefits	12,065,752	206.6%	8,251,226	54.4%
Other employee benefits	159,210	2.7%	110,722	0.7%
Broker dealer commissions	14,026	0.6%	92,945	0.6%
Professional and consulting fees	1,537,546	26.3%	911,039	6.0%
Business development	537,924	9.2%	1,025,756	6.8%
Communication and market research	653,465	11.2%	560,127	3.7%
Advertising	303,428	5.2%	127,332	0.8%
Office	92,142	1.6%	125,416	0.8%
Occupancy and equipment rentals	793,431	13.6%	317,996	2.1%
Clearance and execution charges	133,132	2.3%	76,854	0.5%
Depreciation and amortization	634,526	10.9%	137,239	0.9%
Impairment of goodwill	682,672	11.7%	1,065,000	7.0%
Other	529,571	9.1%	294,632	1.9%
Total operating expenses	18,136,825	310.6%	13,096,284	86.3%

(Loss) income before income taxes	(12,297,213)	(210.6%)	2,084,728	13.7%

Income tax benefit (expense)	13,493		(987,285)
Net (loss) income	$(12,823,720)		$1,097,443

     Our operating (loss) income for the three months ended March 31, 2009 and 2008 included the following non-cash expenses:

	Three Months Ended
	March 31, 2009	March 31, 2008

Stock-based compensation	$4,220,114	$1,238,778
Amortization of forgivable loans	533,338	-
Depreciation and amortization	634,526	137,239
Impairment of goodwill	682,672	1,065,000
Total	$6,070,650	$2,441,017

Revenues

     We operate our business as a single segment. However, we derive revenues from two primary sources —investment banking and sales and trading.

      Total revenue for the three months ended March 31, 2009 was $5.8 million, representing a decrease of 61.5% from $15.2 million in the comparable period of 2008. The decrease was primarily due to a $6.3 million decrease in principal transactions revenues as well as a decrease of $2.0 million in investment banking revenues.

Investment Banking Revenue

     Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenue:
Private placement and underwriting	$3,996,452	$8,173,368
Financial advisory	2,886,643	728,808
Total investment banking revenue	$6,883,095	$8,902,176

     Investment banking revenue was $6.9 million for the three months ended March 31, 2009, which included $1.4 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $8.9 million in the comparable period of 2008:

  Private placement and underwriting revenue for the quarter was $4.0 million, including $1.4 million of fair value related to warrants received, compared to $8.1 million in the comparable period of 2008. The decrease in private placements and underwriting revenue, excluding warrants received, was due to the general industry wide decrease in capital markets activity.

  Strategic advisory fees for the three months ended March 31, 2009 were $2.9 million, compared to $0.7 million for comparable period of 2008. The increase in advisory fees is due to continued expansion beyond our core “PIPE” practice into different verticals and product offerings.

Sales and Trading

     Commissions revenues decreased by $0.8 million, or 48.3%, to $0.8 million for the three months ended March 31, 2009, compared with $1.6 million for the three months ended March 31, 2008. The decrease is attributable to a lower volume of transactions that occurred in the first quarter of 2009 as well as a decrease in sales and trading and research employees.

Principal Transactions

     Principal transactions revenue decreased $6.3 million to a $2.0 million loss for the three months ended March 31, 2009, compared with revenue of $4.3 million for the three months ended March 31, 2008. The decrease was primarily attributable to additional revenue of $9.2 million recorded in the prior period as a result of a change in valuation technique related to our underwriter warrant portfolio and by continued unrealized losses on our warrant portfolio due to an extremely volatile U.S. micro-cap equity market.

Compensation

     Compensation expense increased $3.8 million, or 46.2%, while net revenues decreased 61.5% for the three months ended March 31, 2009. The ratio of compensation to net revenues was 206.6% for the three months ended March 31, 2009 as compared to 54.4% for the comparable period of 2008. The increase in compensation and benefits is attributed to: (1) $3.8 million in acceleration of stock based compensation and cash severance payments associated with employees terminated during the current quarter; and (2) amortization of forgivable loans which we issued during 2008 and the first quarter of 2009.

Non-Compensation Expenses

     Non-compensation expense was $6.1 million for the three months ended March 31, 2009, versus $4.8 million for the prior year period, or 104.0% of net revenues for the 2009 period versus 31.9% of net revenues for the comparable period of 2008. Non-compensation expenses increased mainly due to: (1) increased legal fees due to an ongoing arbitration proceeding; (2) increases in rental expenses due to the expansion of our platform; and (3) an increase in amortization expenses due to intangible assets purchased as part of our acquisitions during the first and second quarters of 2008.

Income Taxes

     Income tax benefit was $13,000 for the three months ended March 31, 2009, which equals an effective tax rate of 0.0% compared to an income tax expense of $1.0 million for the three months ended March 31, 2008, which equals an effective tax rate of 47.4% .

     Due to the uncertainty in the current operating environment we continue to record a full valuation allowance on our deferred tax assets. Absent this full valuation allowance and other discrete tax expense items related to the vesting of “underwater” stock based compensation, our quarterly effective tax rate would have been 41%.

Liquidity and Capital Resources

     We have historically satisfied our capital and liquidity requirements through cash generated internally from operations. In addition, in March 2007, we completed a $20.0 million private placement to accredited investors, and in October 2007 we completed a public offering which generated net proceeds of approximately $36.3 million.

     At March 31, 2009, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level I” assets, current private placement and other fees receivable and due from clearing broker, of $12.1 million. At December 31, 2008, we had liquid assets of $27.7 million.

     The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, will generally be paid quarterly, although in some cases annually. For the second half of 2008, bonus payments of $2.7 million were paid in February 2009.

     As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At March 31, 2009 and December 31, 2008, we had excess net capital of $3.7 million and $8.1 million, respectively. Regulatory net capital requirements may change based on investment and underwriting activities.

     Because of the nature of settlement transactions in our investment banking and brokerage business, we regularly monitor our liquidity position, including our cash and net capital positions. In light of the uncertainty with respect to the timing of a market recovery and its potential impact on the timing of our receipt of anticipated funds from operating activities, we are exploring capital raising alternatives.

     The losses from our warrant portfolio have no effect on our cash position or on the regulatory capital position of the broker-dealer.

Cash Flows

For the three months ended March 31, 2009, we had a net decrease in cash and cash equivalents of $10.8 million. Operating activities used cash of $9.6 million; investing activities used cash of $1.3 million; and cash flow from financing activities was zero. The primary components of cash used by operating activities were: (a) a net loss of $12.3 million; (b) a decrease in accounts payable and accrued expenses of $3.4 million; and (c) a $1.5 million increase in other assets, offset by: (i) a $2.2 million decrease in restricted cash; and (ii) share based compensation of $4.2 million. The primary components of cash used by investing activities were: (i) $0.9 million in connection with the purchase of property and equipment and leasehold improvements; and (ii) $0.4 million in connection with the acquisition of COSCO.

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

     At March 31, 2009, $7.1 million, or 55% of $12.8 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $1.7 million, or 13% of financial instruments owned is related to a promissory note received in conjunction with our investment banking activities. The remaining 32% of the financial instruments owned represents listed equity securities, restricted securities and investments in affiliates at fair value.

     The primary quantifiable market risk associated with our warrants portfolio and promissory note is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The risk management strategies that we employ use various risk sensitivity metrics to measure such risk and to examine behavior under significant adverse market conditions. Based on our analysis, as of December 31, 2008, the effect of a 100+/- basis point change in interest rates on the value of our warrant portfolio and promissory note and the resultant effect on our operating income are considered immaterial.

Equity Price Risk

     Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in both listed and OTC equity markets as well as our warrant portfolio. We attempt to reduce the risk of loss inherent in our inventory of equity securities and warrants by establishing position limits and monitoring inventory turnover to mitigate our market risk profile and we may engage in “short sales” through a third party managed fund in order to hedge the market risk associated with our warrant portfolio in future periods. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security or warrant, securities of a single issuer, or securities of issuers engaged in a specific industry. Any downward price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that, if not successful, could result in losses.

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

     Our cash is primarily held by two financial institutions. Our accounts are insured by the U.S. government but only up to a maximum of $250,000 per account. Our cash balances vary from time to time based on a variety of factors but in most cases are significantly in excess of the insurable limit. As a result, we have exposure on these accounts in the event these financial institutions become insolvent.

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

     Trial hearings began in December 2008 and continued in January, March, and April 2009. Further hearing dates have been scheduled for June 2009.

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

Date: May 13, 2009

RODMAN & RENSHAW
CAPITAL GROUP, INC.

By:	/s/ Edward Rubin
Name: Edward Rubin
Title: Chief Executive
Officer
(Principal Executive Officer)

By:	/s/ David J. Horin
Name: David J. Horin
Title: Chief Financial
Officer
(Principal Financial Officer)