Form 10-Q
period 2009-06-30
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2009-08-12
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

          As of August 11, 2009, there were 35,380,746 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the current view about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, assumptions, guidance, expectations, beliefs or other statements that are not statements of historical fact. In some cases, forward-looking statements can be identified by words such as “may,” “can,” “will,” “should,” “could,” “expects,” “hopes,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “projects,” “potential,” “intends,” “approximates” or the negative or other variation of such terms and other comparable expressions. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of revenues, income, expenditures, cash balances and other financial items;

•	our capital requirements and the need for additional financing;

•	our ability to secure new client engagements;

•	our ability to successfully consummate financing and merger and acquisition transactions on behalf of our clients;

•	our ability to protect our intellectual property rights and secure the right to use other intellectual property that we deem to be essential to the conduct of our business;

•	the outcome of various regulatory and legal proceedings in which we are currently involved;

•	the performance of any of our financial products and their potential to generate revenues;

•	development of new financial products;

•	our ability to execute our growth, expansion and acquisition strategies;

•	current and future economic and political conditions;

•	overall industry and market performance and trends;

•	competition;

•	management’s goals and plans for future operations;

•	the impact of increased regulatory scrutiny on future operations;

•	the revenue and profit volatility stemming from our operations;

•	the performance of service providers upon which our operations rely;

•	the additional risks and uncertainties stemming from entry into new businesses;

•	the impact of expanded corporate governance on the number of available business opportunities;

•	the impact of legal liability on future operations;

•	the impact of employee misconduct on future operations;

•	the increased risk of financial liability and reputational harm resulting from adverse regulatory action;

•	the impact of the Investment Company Act of 1940 on future operations; and

•	other assumptions described in this prospectus underlying or relating to any forward-looking statements.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Page

Condensed Consolidated Statements of Financial Condition as of June 30, 2009 (unaudited) and December 31, 2008	2

Condensed Consolidated Statements of Operations for the three month and six month periods ended June 30, 2009 and 2008 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the six month periods ended June 30, 2009 and for the year ended December 31, 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2009 and 2008 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition as of June 30, 2009 (Unaudited)
and December 31, 2008

	June 30, 2009	December 31, 2008

	(Unaudited)
Assets
Cash and cash equivalents
Unrestricted	$10,857,337	$18,383,224
Restricted	3,484,696	3,371,108

Total cash and cash equivalents	14,342,033	21,754,332
Financial instruments owned, at fair value	38,610,192	13,872,184
Private placement and other fees receivable	4,022,308	1,974,571
Receivable from brokers, dealers & clearing agencies	3,145,204	2,713,594
Prepaid expenses	1,018,654	439,377
Property and equipment, net	2,003,674	1,389,705
Other assets	3,553,132	2,632,256
Due from affiliate	131,331	—
Other intangible assets, net	2,327,075	2,906,436

Total Assets	$69,153,603	$47,682,455

Liabilities and Stockholders’ Equity
Accrued compensation payable	$8,704,507	$4,882,422
Accounts payable and accrued expenses	2,259,590	5,556,374
Acquisitions related payables	3,514,000	4,950,000
Financial instruments sold, not yet purchased, at fair value	2,085,410	1,360,767
Payable to brokers, dealers & clearing agencies	12,980,000	—
Unearned Revenue	652,625	—
Due to affiliate	—	398,169

Total Liabilities	30,196,132	17,147,732

Commitments and contingencies (See note 7)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized; 35,915,246 and 35,044,670 issued as of June 30, 2009 and December 31, 2008, respectively	35,849	35,045
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	—	—
Additional paid-in capital	75,218,267	70,441,027
Treasury Stock, 534,500 shares	(1,034,409)	(1,034,409)
Accumulated deficit	(35,262,236)	(38,906,940)

Total Stockholders’ Equity	38,957,471	30,534,723

Total Liabilities and Stockholders’ Equity	$69,153,603	$47,682,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the
Three Month and Six Month Periods Ended June 30, 2009 and 2008 (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2009	2008	2009	2008

Revenues:
Investment banking	$26,993,263	$22,283,045	$33,876,359	$31,185,221
Principal transactions	5,636,395	4,439,738	3,673,860	8,781,438
Commissions	704,641	1,735,089	1,512,816	3,298,454
Conference fees	—	842,865	—	842,865
Interest and other income	60,365	231,323	171,242	605,094

Total revenues	$33,394,664	$29,532,060	$39,234,277	$44,713,072

Operating expenses:
Compensation and benefits	11,845,879	12,504,456	23,911,631	20,755,682
Other employee benefits	113,522	139,311	272,732	250,032
Conference fees	—	2,003,419	—	2,003,419
Broker dealer commissions	28,405	67,255	42,430	160,201
Professional and consulting fees	1,302,744	1,275,633	2,840,291	2,224,172
Business development	485,749	1,075,266	1,023,672	2,101,023
Advertising	96,451	43,960	399,879	133,792
Communication and market research	648,913	603,451	1,302,378	1,163,578
Office supplies	167,167	115,538	259,309	240,955
Occupancy and equipment rentals	783,666	587,293	1,577,097	905,288
Clearance and execution charges	57,359	146,733	190,492	223,587
Depreciation and amortization	740,677	316,617	1,375,203	453,855
Impairment of goodwill	644,068	—	1,326,740	1,065,000
Other	529,035	487,478	1,058,607	782,110

Total operating expenses	17,443,635	19,366,410	35,580,461	32,462,694

Income before income taxes	15,951,029	10,165,650	3,653,816	12,250,378
Income tax expense	(22,605)	(4,161,544)	(9,112)	(5,148,829)

Net income	$15,928,424	$6,004,106	$3,644,704	$7,101,549

Weighted average common shares outstanding:
Basic	35,669,193	32,989,283	35,233,141	33,000,108

Diluted	37,883,263	34,109,190	37,155,835	34,327,527

Earnings per common share:
Net income per share – basic	$0.45	$0.18	$0.10	$0.22

Net income per share – diluted	$0.42	$0.18	$0.10	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the
Six Month Period Ended June 30, 2009 (Unaudited) and the Year Ended December 31, 2008

	For the Six Months Ended	For the Year Ended

	June 30,	December 31,

	2009	2008

Common stock:
Balance, beginning of the period	$35,045	$33,750
Issuance of common stock	298	2,950
Forfeitures	(138)	—
Conversion of RSUs to common stock	644	—
Conversion of common stock to RSUs	—	(1,655)

Balance, end of period	$35,849	$35,045

Additional paid-in-capital:
Balance, beginning of the period	$70,441,027	$62,345,072
Stock based compensation	4,922,817	5,604,576
Forfeitures	(31,245)	—
Conversion of common stock to RSUs	—	1,655
Additional paid-in-capital	(113,452)	2,491,261
Issuance of restricted stock	—	(1,470)
Issuance of common stock	(880)	(67)

Balance, end of period	$75,218,267	$70,441,027

Accumulated deficit:
Balance, beginning of the period	$(38,906,940)	$(1,469,905)
Net income (loss)	3,644,704	(37,437,035)

Balance, end of period	$(35,262,236)	$(38,906,940)

Treasury stock, at cost:
Balance, beginning of the period	$(1,034,409)	$—
Purchases	—	(1,034,409)

Balance, end of period	$(1,034,409)	$(1,034,409)

Accumulated other comprehensive (loss) income:
Balance, beginning of the period	$—	$(140,757)
Reclassification adjustment for unrealized gains (losses) on investments	—	140,757

Balance, end of period	$—	$—

Total Shareholders’ Equity	$38,957,471	$30,534,723

Comprehensive Income:
Net income (loss)	$3,644,704	$(37,437,035)
Other comprehensive income	—	140,757

Total comprehensive income (loss)	$3,644,704	$(37,296,278)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows for the
Six month periods ended June 30, 2009 and 2008 (Unaudited)

	For The Six Months Ended June 30,

	2009	2008

Cash flows from operating activities
Net income	$3,644,704	$7,101,549
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,375,203	453,875
Stock based compensation	4,922,817	2,771,489
Realized loss on available for sale investments	—	140,758
Impairment of goodwill	1,326,740	1,065,000
Deferred taxes, net	—	4,879,016
Changes in operating assets and liabilities:
Restricted cash	(113,588)	(2,446,695)
Financial instruments owned, at fair value	(11,141,140)	(19,934,408)
Private placement and other fees receivable	(2,129,000)	(1,337,314)
Receivable from brokers, dealers & clearing agencies	(431,610)	(1,297,885)
Prepaid expenses	(579,277)	(81,622)
Other assets	(920,876)	(3,234,405)
Due from affiliate	(131,331)	—
Financial instruments sold not yet purchased, at fair value	724,643	1,114,410
Accrued compensation payable	3,822,085	3,026,517
Accounts payable and accrued expenses	(3,531,924)	(344,055)
Due to affiliate	(398,170)	(53,057)
Income taxes payable	—	(48,067)
Unearned revenue	652,625	403,362

Net cash used in operating activities	(2,908,099)	(7,821,532)

Cash flows from investing activities
Purchases of property and equipment	(1,409,810)	(254,005)
Acquisitions and earn out payments	(2,584,251)	(11,455,374)
Investments in portfolio companies	(623,727)	—
Purchases of trademark	—	(7,875)
Purchase of customer relationship intangible asset	—	(5,000,000)

Net cash used in investing activities	(4,617,788)	(16,717,254)

Cash provided by (used in) financing activities
Purchase of treasury stock	—	(988,831)
Distributions to members	—	(1,440,000)

Net cash used in financing activities	—	(2,428,831)

Net decrease in cash and cash equivalents	(7,525,887)	(26,967,617)
Cash and cash equivalents – beginning of period	18,383,224	54,834,189

Cash and cash equivalents – end of period	$10,857,337	$27,866,572

Supplemental disclosures of cash flow information
Income taxes paid	$2,281	$175,000

Non-cash investing and financing activities
Accrued liabilities related to the acquisitions of Miller Mathis and COSCO	$30,000	$4,950,000

Additional paid-in-capital related to acquisition of COSCO	178,285	1,497,663

Issuance of restricted stock to former equity holders of COSCO	205	1,121

Cancellation of common stock in satisfaction of withholding tax requirements	299,992	—

Purchase of financial instruments (1)	12,980,000	—

Long inventory	23,225	—

Issuance of common stock to former employee	644	—

Issuance of restricted stock to employees	$—	$1,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	For further explanation see Note 6 - Payable to Brokers, Dealers & Clearing Agencies

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Organization, Nature of Operations and Basis of Presentation

General

          Rodman & Renshaw Capital Group, Inc. (“RRCG” or “the Company”) is a Delaware holding company which, through its various subsidiaries, is engaged in the investment banking business. The Company’s principal operating subsidiary is Rodman & Renshaw, LLC (“R&R”), a Delaware limited liability company formed on June 20, 2002. R&R is registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”). RRCG and its subsidiaries, including R&R, are collectively referred to herein as the “Company”.

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

Miller Mathis & Co., LLC Acquisition

          On March 24, 2008, the Company acquired Miller Mathis & Co., LLC (“Miller Mathis”), an independent mergers and acquisition advisor to the global steel industry. The total fixed consideration for the acquisition was $7.3 million, with $4.4 million paid in cash at closing, and the balance ($2.9 million) payable on the first anniversary of the closing date. The Company had to pay up to $0.4 million of the deferred consideration in cash, and at its election, had the right to pay up to $2.5 million of the deferred consideration in cash or common stock. Up to an additional $2.1 million of purchase price was payable in cash or common stock, or a combination thereof, on the second anniversary of the closing date, upon the achievement of significant growth targets.

          As of March 1, 2009, the Company effected a modification to the agreements defining the ongoing obligations between Miller Mathis and the Company. Pursuant to the modification agreement, the $2.9 million deferred payment that was due to Miller Mathis on the first anniversary of the closing date was reduced to $1.0 million, which amount was paid on April 1, 2009. The remaining $1.9 million, which is recorded as an accrued liability of the Company, will be paid to Miller Mathis contingent upon future revenues generated by the metals/mining group, of which $0.4 million was paid through June 30, 2009.

COSCO Capital Management, LLC Acquisition

          On June 2, 2008, the Company consummated the acquisition of all the operating assets of COSCO Capital Management LLC, COSCO Capital Texas LP and Private Energy Securities, Inc. (collectively, “COSCO”), related companies that provide investment banking services to the oil and gas sectors, principally in the United States and Canada.

          Under the terms of the acquisition agreement, the fixed purchase price was $10.1 million, $8.1 million of which was paid at closing by the delivery of $6.1 million in cash and 1,121,138 shares of restricted common stock of the Company valued at $2.0 million. The $2.0 million balance of the fixed purchase price was payable over the two year period following the closing. Additionally, the Company was required to pay (a) up to a maximum of $4.0 million over the 21 month period following the closing in respect of certain revenue earned, but not yet received, under contracts acquired (of which $3.6 million was paid in cash and restricted stock through June 30, 2009), and (b) certain other incremental payments based upon the acquired business achieving performance targets during the two year period following the closing. In addition, the acquisition of COSCO contained a 21 month contingency for additional contingent consideration to the selling shareholders, based on future revenues. This additional consideration was payable annually in a mix of cash and equity.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          As of May 1, 2009, the Company effected a modification to the agreements defining the ongoing obligations between COSCO and the Company. Pursuant to the modification agreement, the $2.0 million deferred payment that was due to COSCO in equal installments in June 2009 and 2010, respectively, will be paid to COSCO contingent upon future revenues generated by the COSCO group. Of this $2.0 million, the Company paid $0.1 million in contingent earn-out payments through June 30, 2009, and will pay the remaining balance of the earn-out payments as future revenues are generated.

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

          As of May 1, 2009, the Company effected a modification to the agreements defining the ongoing obligations between Aceras BioMedical and the Company. Pursuant to the modification agreement, the annual fixed operating budget was reduced from $2.5 million to $1.0 million and the maximum targeted investment amount in each prospective investee was reduced from $2.0 million to $0.5 million. Potential investments in excess of $0.5 million require consent of the Company. As of June 30, 2009, the Company’s remaining commitment to the joint venture was approximately $16.6 million ($27.6 million at March 31, 2009).

          See Note 7 of the Notes to Condensed Consolidated Financial Statements for further explanation.

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, the changes in stockholders’ equity and comprehensive income (loss) for the six months ended June 30, 2009 and the year ended December 31, 2008 and cash flows for the six months ended June 30, 2009 and 2008. The results for the three months ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2009.

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

          Level 2 includes those financial instruments that are valued using models or other valuation methodologies calibrated to observable market inputs. These models are primarily industry-standard models that consider various assumptions, including discount margins, credit spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or able to be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain warrants and restricted securities received in conjunction with the Company’s investment banking activities.

          Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are warrants, private securities and convertible notes received in conjunction with the Company’s investment banking activities, loans receivable and limited partnership interests.

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

Value of Underwriter and Placement Agent Warrants

          As a part of the Company’s compensation for its activities as underwriter or placement agent, it may receive warrants exercisable to purchase securities similar to those that are offered and sold in the financing transaction. The adoption of SFAS 157 on January 1, 2008 and dynamic market conditions prompted the Company to undertake a comprehensive review of its fair value accounting polices. Upon completion of this review, management determined that the Company’s warrants should be valued using the Black-Scholes Option Pricing

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Model (“Black-Scholes”), rather than a fair value model based on historical entity specific criteria. Management concluded that Black-Scholes provides a measurement tool that is consistent with the definition of fair value in accordance with SFAS 157. The model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and price volatility. When the Company initially receives a new warrant in connection with, or prior to an initial public offering, its calculated volatility factor is based on the volatility of an index of comparable companies, since there is no price history for new publicly traded or private companies. As each warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. There can be no assurance that the Company will be able to liquidate any of its warrants in a manner that will result in it realizing the value attributed to the warrants in the financial statements through the application of Black-Scholes.

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

          The fair value of warrants is recorded in financial instruments owned, at fair value on the Company’s Condensed Consolidated Statements of Financial Condition. When a new warrant is received, its fair value is included in investment banking revenue on the date on which it is earned. Subsequently, any change in fair value is recorded as principal transactions. When a warrant is exercised, the fair value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the fair value is adjusted to zero and the decrease is recorded as a principal transactions loss in the relevant period.

Short Sales

          Beginning in the second quarter of 2008, the Company engaged in “short sales” through a third party managed fund in order to hedge the market risk associated with its warrant portfolio. Short selling is the practice of selling securities that are borrowed from a third party. The Company is required to return securities equivalent to those borrowed for the short sale at its prime broker’s demand. Pending the return of such securities, the Company deposits with the prime broker as collateral the proceeds of the short sale plus additional cash. The amount of the required deposit, which earns interest, is adjusted periodically to reflect any change in the market price of the securities that the Company is required to return to the prime broker. As of June 30, 2009, short sales were collateralized by $2.3 million of restricted cash based on the requirements of the prime broker.

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

          When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments, in accordance with Emerging Issued Task Force (“EITF”) 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services. Revenue from the receipt of warrants is recognized on the date the warrants are received based on the estimated fair value of the securities received as estimated using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the three and six months ended June 30, 2009 and 2008:

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended June 30, 2009	For the six months ended June 30, 2009

Private placement – cash fees	$14,285,519	$16,737,124
Private placement – warrant and note fees	9,651,435	11,025,283
Advisory – cash fees	1,582,970	4,469,613
Underwriting – cash fees	1,473,339	1,644,339

Total investment banking revenue	$26,993,263	$33,876,359

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

          Conference Fees. The Company receives conference deposits from presenters, which are recorded as a liability and then recognized as revenue when the conference is conducted. The Company also makes advance payments for conference facilities, entertainment and related costs, which are recorded as prepaid expenses and then recognized as expenses when the conference is conducted. During the first half of 2009, the Company did not record any conference revenues or incur any conference expenses.

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

Income Taxes

          Prior to the Exchange, Holding was a limited liability company (“LLC”) filing Federal, New York State, and New York City Unincorporated Business Tax (“UBT”) returns. As an LLC, Holding was not subject to Federal or State income taxes. Rather, the members of Holding were taxed on Holding’s Federal and State taxable income. Accordingly, there was no provision or liability for Federal or State income taxes recorded in Holding’s consolidated financial statements prior to the Exchange, except for UBT. For the short year that began on July 11, 2007 and ended December 31, 2007, the Company was subject to Federal, New York State, and New York City corporate income taxes. For the year ended December 31, 2008, the Company is required to file Federal and several State corporate tax returns in addition to New York State and New York City returns.

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

Legal Reserves

          The Company recognizes a liability for a contingency when it is probable that a liability has been incurred and when the amount of a loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss.

          Reserves related to legal proceedings are established and maintained in accordance with SFAS 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss an Interpretation of FASB Statement No. 5. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of June 30, 2009, there were no legal reserves accrued in the Condensed Consolidated Statements of Financial Condition.

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

Forgivable Loans

          During the year ended December 31, 2008, the Company issued $3.3 million of forgivable loans as a retention vehicle to certain new employees. The Company issued an additional $2.0 million in forgivable loans in January 2009. These loans are subject to a substantive service requirement by the employees and are amortized over a three year service period on a straight-line basis. As of June 30, 2009, the balance of such forgivable loans was $3.5 million, which is included in other assets on the Condensed Consolidated Statements of Financial Condition. The Company recorded $0.5 million of compensation expense during the quarter ended June 30, 2009 related to the amortization of these forgivable loans.

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

Earnings Per Share

          The Company computes earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, which includes restricted stock and restricted stock units (“RSUs”) for which service has been provided. Diluted EPS includes the components of basic EPS and also includes the dilutive effects of restricted stock and RSUs for which service has not yet been provided and outstanding employee stock options.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - Recent Accounting Pronouncements

          FSP FAS 115-2 and FSP FAS 157-4. In April 2009, the FASB released FASB Staff Position (FSP) FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2 was issued contemporaneously with FSP FAS 157- 4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly” (FSP FAS 157-4) and FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment of debt securities, such as auction rate investment instruments. FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 115-2 and FSP 157-4 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The Company elected to adopt FSP 115-2 and FSP 157-4 in the first quarter of 2009. The adoption of FSP 115-2 and FSP 157-4 had no material impact on the Company’s Consolidated Financial Statements.

          FSP EITF 03-6-1. In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1did not have an effect on the Company’s calculation of earnings per share and related disclosures, as its share-based payment awards include forfeitable rights to dividends or dividend equivalents declared, and as such these awards do not meet the definition of participating securities in their current form.

          SFAS 165. In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 had no impact on the Company’s financial condition, results of operations or cash flows.

          SFAS 166. In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”), to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s Consolidated Financial Statements.

          SFAS 167. In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is evaluating the impact of SFAS 167 on its Consolidated Financial Statements.

          SFAS 168. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (“SFAS 168”). SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will become the exclusive authoritative reference at September 30, 2009.

NOTE 4 - Financial Instruments, at Fair Value

          The following is a summary of the fair value of financial instruments owned and financial instruments sold, not yet purchased, as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008

	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Securities (1)	$13,679,599	$2,085,410	$1,258,132	$1,360,767
Derivatives	18,501,842	—	7,483,770	—
Investment in private securities	1,308,718	—	627,309	—
Investments in shells	1,773,826	—	1,823,836	—
Loans and loan commitments	2,259,370	—	1,916,782	—
Other investments	1,086,837	—	762,365	—

	$38,610,192	$2,085,410	$13,872,184	$1,360,767

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of June 30, 2009 and December 31, 2008 by level within the fair value hierarchy:

	As of June 30, 2009

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Securities	$13,679,599	$681,409	$627,309	$14,988,317
Derivatives	—	261,045	18,240,797	18,501,842
Investments in shells	—	—	1,773,826	1,773,826
Loans and loan commitments	—	—	2,259,370	2,259,370
Other investments	—	—	1,086,837	1,086,837

Total financial instruments owned	$13,679,599	$942,454	$23,988,139	$38,610,192

Liabilities:
Financial instruments sold, not yet purchased	$2,085,410	$—	$—	$2,085,410

Total financial instruments sold, not yet purchased	$2,085,410	$—	$—	$2,085,410

(1) For further explanation see Note 6 - Payable to Brokers, Dealers & Clearing Agencies.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2008

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Securities	$1,258,132	$—	$627,309	$1,885,441
Derivatives	—	1,861,781	5,621,989	7,483,770
Investments in shells	—	—	1,823,826	1,823,826
Loans and loan commitments	—	—	1,916,782	1,916,782
Other investments	—	—	762,365	762,365

Total financial instruments owned	$1,258,132	$1,861,781	$10,752,271	$13,872,184

Liabilities:
Financial instruments sold, not yet purchased	$1,360,767	$—	$—	$1,360,767

Total financial instruments sold, not yet purchased	$1,360,767	$—	$—	$1,360,767

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009

	Derivatives Instruments Assets	Non-Derivatives Assets

Balance, March 31, 2009	$6,756,923	$4,818,056
Purchases/ issuances	9,651,435	613,632
Sales/ Settlements	(2,877,138)	—
Realized and unrealized gains (1)	4,709,577	315,654

Balance, June 30, 2009	$18,240,797	$5,747,342

Change in unrealized gains/losses relating to instruments still held at June 30, 2009	$4,859,844	$315,654

(1) Reported in principal transactions in the Condensed Consolidated Statements of Operations per SFAS 157.

	Three Months Ended June 30, 2008

	Derivatives Instruments Assets	Non-Derivatives Assets

Balance, March 31, 2008	$9,007,669	$5,446,835
Purchases/ issuances	6,706,868	1,454,060
Realized and unrealized gains (1)	3,192,420	698,921

Balance, June 30, 2008	$18,906,957	$7,599,816

Change in unrealized gains/losses relating to instruments still held at June 30, 2008	$3,192,420	$698,921

(1) Reported in principal transactions in the Condensed Consolidated Statements of Operations per SFAS 157.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30, 2009

	Derivatives Instruments Assets	Non-Derivatives Assets

Balance, January 1, 2009	$5,621,989	$5,130,282
Purchases/ issuances	11,025,283	624,527
Sales/ Settlements	(3,130,350)	—
Realized and unrealized gain (loss) (1)	4,723,875	(7,467)

Balance, June 30, 2009	$18,240,797	$5,747,342

Change in unrealized gains/losses relating to instruments still held at June 30, 2009	$5,141,618	$(7,467)

(1) Reported in principal transactions in the Condensed Consolidated Statements of Operations per SFAS 157.

	Six Months Ended June 30, 2008

	Derivatives Instruments Assets	Non-Derivatives Assets

Balance, January 1, 2008	$2,083,469	$5,807,095
Purchases/ issuances	8,191,584	1,454,060
Realized and unrealized gains (1)	8,631,904	338,661

Balance, June 30, 2008	$18,906,957	$7,599,816

Change in unrealized gains/losses relating to instruments still held at June 30, 2008	$8,631,904	$139,232

(1) Reported in principal transactions in the Condensed Consolidated Statements of Operations per SFAS 157.

NOTE 5 – Goodwill and Other Intangible Assets

          The Company performed an impairment test of goodwill as of December 31, 2008. Fair value of the reporting unit was determined using the weighted average of discounted cash flow, price to tangible book value multiple and market capitalization. The significant estimates used in the fair value methodologies include estimates of future cash flows, future growth rates and the weighted average cost of capital of the reporting unit. The impairment test resulted in the recognition of an impairment charge of $16.8 million related to Miller Mathis and COSCO, which was the total balance of goodwill related to those acquisitions.

          The Company performed an impairment test of the customer relationships and trade name intangibles as of December 31, 2008, which resulted in the recognition of an impairment charge of $3.8 million of customer relationships.

          Goodwill was tested again for impairment as of March 31, 2009 and as of June 30, 2009, after monitoring the relationship of the Company’s market capitalization to both its book value and tangible book value and observing a decline in the Company’s market capitalization related to both financial services industry-wide factors and to Company specific factors. The impairment tests resulted in the recognition of an impairment charge of $0.7 million and $0.6 million for the three months ended March 31, 2009 and June 30, 2009, respectively, related to a COSCO contingent earn-out payable in cash.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following table represents a summary of the changes to goodwill and other intangible assets from January 1, 2008 - June 30, 2009:

	Goodwill	Customer Relationship	Trademark	Total

Balance, January 1, 2008	$1,065,000	$—	$—	$1,065,000
Additions	16,829,608	8,170,387	237,875	25,237,870
Impairment	(17,894,608)	(3,824,674)	—	(21,719,282)
Amortization	—	(1,659,902)	(17,250)	(1,677,152)

Balance, December 31, 2008	—	2,685,811	220,625	2,906,436
Additions	1,326,740	—	—	1,326,740
Impairment	(1,326,740)	—	—	(1,326,740)
Amortization	—	(567,861)	(11,500)	(579,361)

Balance, June 30, 2009	$—	$2,117,950	$209,125	$2,327,075

Note 6 - Payable to Brokers, Dealers & Clearing Agencies

          Payable to brokers, dealers & clearing agencies represents shares purchased of Skystar Bio-Pharmaceutical Co., Ltd. (NASDAQ:SKBI) pursuant to an underwriting agreement entered into on June 30, 2009. The shares were fully allocated to investors before the market opened on July 1, 2009.

NOTE 7 - Commitments and Contingencies

Lease Commitments

          The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2009 and 2013. As of June 30, 2009, there were no significant changes in the Company’s lease agreements since December 31, 2008.

Letter of Credit

          In connection with the lease for the 20th floor at 1251 Avenue of the Americas, New York, NY, the Company issued a letter of credit in favor of the landlord in the sum of $755,625, as a security deposit. The letter of credit expires in February 2010 but is subject to automatic extension.

Equity Commitment

          The Company made an initial investment commitment to Aceras Partners of up to $30.0 million over five years to fund operations and the joint venture’s principal investments in life science companies. As of May 1, 2009, the Aceras joint venture agreement was modified to reduce the annual Aceras operating budget by $1.5 million per year. This reduction, in conjunction with an Aceras portfolio investment in May 2009 and the transfer to the joint venture in May 2009 of a security position which the Company was carrying, reduced the Company’s future funding commitment to the joint venture to approximately $17.4 million ($27.6 million at March 31, 2009). As of June 30, 2009, the Company’s remaining commitment to the joint venture was approximately $16.6 million.

NOTE 8 - Net Capital Requirements

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          At June 30, 2009, R&R had net capital of $5,263,716, which was $5,013,716 in excess of its required net capital of $250,000.

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

          The Company has recorded a valuation allowance of $12.5 million against the deferred tax asset as of June 30, 2009, after considering all available evidence and potential tax-planning strategies related to the amount of the tax asset that is more likely than not to be realized.

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

          From May 23 through June 2, 2008, the Company granted to certain new employees a total of 3,252,338 performance and service based RSUs in two tranches. In the first tranche, the Company granted 2,877,338 RSUs which vest over a 20 month period; in the second tranche, the Company granted 375,000 RSUs which vest over a 27 month period. All of these grants have sale restrictions until August 2010. The fair value of these RSUs is net of a 52% discount for lack of marketability based on a protective put method model.

          In August 2008, the Company granted to certain employees a total of 807,842 performance and service based RSUs. The RSUs vest over a three year period and have sale restrictions for an additional two year period subsequent to vesting. The fair value of these RSUs is net of a 49% discount for lack of marketability based on a protective put method model.

          In October 2008, the Company granted to certain employees and directors a total of 1,858,502 performance and service based RSUs. The RSUs granted to employees vest over a three year period. The RSUs granted to directors vest immediately. All RSUs have sale restrictions for an additional two year period subsequent to vesting. The fair value of these RSUs is net of a 63% discount for lack of marketability based on a protective put method model.

          In February 2009, the Company granted to certain employees a total of 779,942 service based RSUs. The RSUs vest over a three year period and have sale restrictions for an additional two year period subsequent to vesting. The fair value of these RSUs is net of a 65% discount for lack of marketability based on a protective put method model.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The Company recorded $702,703 and $4,922,817 of stock-based compensation for the three and six month periods ended June 30, 2009, respectively, and $1,532,726 and $2,771,489 of stock-based compensation for the three and six month periods ended June 30, 2008, respectively. The unamortized deferred stock-based compensation balance as of June 30, 2009 was $2,983,039 and will be fully amortized through 2012.

          There were no option grants in the first six months of 2009. A summary of options (with retroactive effect given for the Exchange) outstanding as of June 30, 2009 is as follows:

Stock Options

	Number Of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2008	5,077,417	$4.04	$1.09
Granted	—	—	—
Exercised	—	—	—
Canceled	(220,603)	—	—

Outstanding at June 30, 2009	4,856,814	$4.03	$1.08	3.6 Years	$—

Exercisable at June 30, 2009	4,603,827	$4.16	$1.11	4.8 Years	$—

          Total compensation cost associated with stock option was $53,110 and $1,263,046 for the three and six months ended June 30, 2009, respectively, and $610,798 and $1,331,852 for the three and six months ended June 30, 2008, respectively.

          The following table details the activity of restricted stock:

Restricted Stock

	Number of Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2008	431,945	$2.31
Granted	—	—
Forfeited	(95,238)	2.28
Vested	(143,982)	2.31

Balance at June 30, 2009	192,725	$2.33

          Total compensation cost associated with restricted stock was $42,754 and $122,593 for the three and six months ended June 30, 2009, respectively, and $765,529 and $1,285,866 for the three and six months ended June 30, 2008, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following tables detail the activity of restricted stock units:

Restricted Stock Units

	Six Months Ended June 30, 2009		Weighted Average Grant Date Fair Value

	(Shares)
	Future Service Required	No Future Service Required (1)	Future Service Required	No Future Service Required

Balance at December 31, 2008	7,245,270	—	$1.37	$—
Granted	779,942	—	0.24	—
Forfeited	(1,842,670)	(276,636)	0.51	4.52
Vested	(1,234,335)	1,234,335	3.60	3.60
Distribution of underlying shares	—	(602,969)	—	4.52

Balance at June 30, 2009	4,948,207	354,730	$0.96	$1.31

(1) Represents fully vested restricted stock units which are still subject to transferability restrictions.

          Total compensation cost associated with RSUs was $606,839 and $3,537,177 for the three and six months ended June 30, 2009, and $153,771 for the three and six months ended June 30, 2008.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 - Weighted Average Shares Outstanding

          The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the three and six month periods ended June 30, 2009 and 2008:

		For the three months ended June 30,		For the six months ended June 30,

		2009	2008	2009	2008

Shares Outstanding (weighted average)	(1)	34,853,898	35,125,884	34,710,436	34,757,667
Unearned restricted stock	(2)	(183,231)	(2,220,238)	(271,218)	(1,841,196)
Earned restricted stock units	(3)	988,526	83,637	793,923	83,637
Common shares outstanding, basic		35,669,193	32,989,283	35,233,141	33,000,108

Common shares upon exercise of options	(4)	34,696	195,186	64,951	197,646
Common shares upon vesting of non-vested restricted stocks and RSUs	(4)	2,179373	924,721	1,857,743	1,129,773

Weighted average number of common shares outstanding, diluted		37,883,263	34,109,190	37,155,835	34,327,527

(1)

Shares outstanding represents shares issued less shares repurchased in treasury stock. Shares outstanding includes public and private offerings, earned and unearned restricted stock, distributions related to restricted stock units and stock option exercises. Shares outstanding do not include undistributed earned and unearned restricted stock units.

(2)

As restricted stock is contingent upon a future service condition, unearned shares are removed from shares outstanding in the calculation of basic EPS as the Company’s obligation to issue these shares remains contingent.

(3)

As earned restricted stock units are no longer contingent upon a future service condition and are issuable upon a certain date in the future, earned restricted stock units are added to shares outstanding in the calculation of basic EPS.

(4)

Calculated under the treasury stock method in accordance with SFAS 128, Earnings per Share. The treasury stock method assumes the issuance of only a net incremental number of shares as proceeds from issuance are assumed to be used to repurchase shares at the average stock price for the period.

NOTE 12 – Subsequent Evens

The Company has evaluated whether events or transactions have occurred subsequent to June 30, 2009 that would require recognition or disclosure in these Consolidated Financial Statements through August 12, 2009, which is the date of issuance of these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report.

Overview

          We are a full service investment bank dedicated to providing investment banking services to companies that have significant capital needs, along with research and sales and trading services to investor clients that focus on such companies.

          We are a leading investment banking firm with particular emphasis on industries with significant capital needs, including health care, energy, and metals/mining, as well as a leader in the PIPE (private investment in public equity) and RD (registered direct placements) transaction markets.

          Our activities as an investment banking firm constitute a single business segment, with the following principal sources of revenue:

•	investment banking fees, which are derived from corporate finance activities and strategic advisory services;

•	realized and unrealized gains with respect to securities held for our own account;

•	commissions on sales and trading activities;

•	conference fees; and

•	other miscellaneous sources of revenues, such as interest.

Business Environment

          During the second quarter, we completed 25 financing transactions raising $399.4 million, compared to five financing transactions raising $58.4 million, in the first quarter. We were once again ranked the number one investment bank in PIPE transactions by volume for the second quarter and the first half of 2009. In April 2009, we began to see increased financing activity in our targeted verticals, especially in life sciences, as well as increased demand for our core product offerings, private placements and registered direct offerings.

          It is not possible to predict whether, and to what degree, these conditions will continue, abate, or reverse, and the level of capital markets activity is expected to remain uncertain for the foreseeable future. In addition, the nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make future performance difficult to predict. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year-to-year and quarter-to-quarter depending on whether and when transactions are completed and the number, size and type of transactions completed.

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

          Our management believes that our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most difficult subjective or complex judgments) are our valuation of financial instruments, valuation of goodwill and other intangible assets, income taxes and our use of estimates related to compensation and benefits during the year.

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

Compensation and Benefits

          The use of estimates is important in determining compensation and benefits expenses for interim and year end periods. A substantial portion of our compensation and benefits represents discretionary bonuses. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix and our use of equity-based compensation programs. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to net revenues earned or reasonably expected. Consequently, we generally accrue interim compensation and benefits based on annual targeted compensation amounts and interim revenues received.

Goodwill and Other Intangible Assets Impairment

          At least annually, we are required to assess goodwill for impairment by comparing the estimated fair value of the reporting unit with its net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether an impairment charge is recorded and the magnitude of such a charge. We estimate the fair value of the reporting unit based on valuation methodologies we believe market participants would use, including the market value of our common stock which we believe to be the most relevant indicator of value. A two-step test is used to determine whether goodwill is impaired. The first step is to compare our carrying value with our fair value. If our carrying value exceeds our fair value, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill as determined in accordance with SFAS 142, Goodwill and Other Intangible Assets. Goodwill impairment is recognized if carrying value exceeds implied fair value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable exchange listed corporations, and the trading price of our common shares.

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

In accordance with FAS 109, at least quarterly we evaluate the realizability of the aforementioned deferred tax assets and liabilities and evaluate the need to record or reverse a valuation allowance. The evaluation includes weighing all the available positive and negative evidence in ascertaining whether it is “more likely than not” that its net deferred tax assets will be realized. In the first quarter of 2009, we determined that it was not “more likely than not” that its net deferred tax assets would be realized and accordingly we recorded a valuation allowance fully offsetting our net deferred tax assets and liabilities, reducing them to zero. We will continue to review the value of our net deferred tax assets and may reverse a portion of our valuation allowance associated with these net deferred tax assets if we continue to generate operating income in the future.

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

Second quarter of 2009 compared to second quarter of 2008

Results of Operations

          The following table sets forth the results of operations for the three months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,

	2009		2008

		% of net Revenue		% of net Revenue

Revenues:
Investment banking	$26,993,263		$22,283,045
Principal transactions	5,636,395		4,439,738
Commissions	704,641		1,735,089
Conference fees	—		842,865
Interest and other income	60,365		231,323

Total revenues	$33,394,664		$29,532,060

Operating expenses:
Compensation and benefits	11,845,879	35.5%	12,504,456	42.3%
Other employee benefits	113,522	0.3%	139,311	0.5%
Conference fees	—	—	2,003,419	6.8%
Broker dealer commissions	28,405	0.1%	67,255	0.2%
Professional and consulting fees	1,302,744	3.9%	1,275,633	4.3%
Business development	485,749	1.5%	1,075,266	3.6%
Advertising	96,451	0.3%	43,960	0.1%
Communication and market research	648,913	1.9%	603,451	2.0%
Office supplies	167,167	0.5%	115,538	0.4%
Occupancy and equipment rentals	783,666	2.3%	587,293	2.0%
Clearance and execution charges	57,359	0.2%	146,733	0.5%
Depreciation and amortization	740,677	2.2%	316,617	1.1%
Impairment of goodwill	644,068	1.9%	—	0.0%
Other	529,035	1.6%	487,478	1.7%

Total operating expenses	17,443,635	52.2%	19,366,410	65.6%

Income before income taxes	15,951,029	47.8%	10,165,650	34.4%

Income tax expense	(22,605)		(4,161,544)

Net income	$15,928,424		$6,004,106

          Our operating income for the three months ended June 30, 2009 and 2008 included the following non-cash expenses:

	Three Months Ended

	June 30, 2009	June 30, 2008

Stock-based compensation	$702,703	$1,532,726
Amortization of forgivable loans	456,898	—
Depreciation and amortization	740,677	316,617
Impairment of goodwill	644,068	—

Total	$2,544,346	$1,849,343

Revenues

          We operate our business as a single segment. However, we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the three months ended June 30, 2009 was $33.4 million, representing an increase of 13.1% from $29.6 million in the comparable period of 2008. The increase was primarily due to a $4.7 million increase in investment banking revenues.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the three months ended June 30, 2009 and 2008:

	Three Months Ended

	June 30, 2009	June 30, 2008

Revenue:
Private placement and underwriting	$25,410,293	$20,799,587
Financial advisory	1,582,970	1,483,458

Total investment banking revenue	$26,993,263	$22,283,045

          Investment banking revenue was $27.0 million for the three months ended June 30, 2009, which included $9.6 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $22.3 million, which included $8.0 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2008:

▪

Private placement and underwriting revenue for the quarter was $25.4 million, including $9.6 million of fair value related to warrants received, compared to $20.8 million in the comparable period of 2008. The increase in private placement and underwriting revenue is a result of increased financing activity in our targeted verticals, especially in life sciences, as well as increased demand for our core product offerings, private placements and registered direct offerings.

▪	Strategic advisory fees for the three months ended June 30, 2009 were $1.6 million, compared to $1.5 million for comparable period of 2008.

Sales and Trading

          Commission revenues decreased by $1.0 million, or 59.4%, to $0.7 million for the three months ended June 30, 2009, compared with $1.7 million for the three months ended June 30, 2008. The decrease is attributable to a lower volume of transactions that occurred in the second quarter of 2009 as well as a decrease in sales and trading and research employees.

Principal Transactions

          Principal transactions revenue was $5.6 million for the three months ended June 30, 2009, compared with revenue of $4.4 million for the three months ended June 30, 2008. The increase was primarily attributable to unrealized gains in a few financial instruments obtained through investment banking transactions during the second quarter of 2009.

Compensation

          Compensation expense decreased $0.7 million, or 5.3%, while net revenues increased 13.1% for the three months ended June 30, 2009. The ratio of compensation to net revenues was 35.5% for the three months ended June

30, 2009 as compared to 42.3% for the comparable period of 2008. The decrease in compensation and benefits is attributed to a reduction in headcount and the continued migration from a fixed compensation structure to a variable compensation structure.

Non-Compensation Expenses

          Non-compensation expense was $5.6 million for the three months ended June 30, 2009, versus $6.9 million for the prior year period, or 16.8% of net revenues for the 2009 period versus 23.2% of net revenues for the comparable period of 2008. Non-compensation expenses decreased mainly due to (1) a decrease in conference fees as a result of the suspension of the spring European investor conference; and (2) a decrease in business development expenses, offset by an increase in amortization expenses and impairment charges due to intangible assets acquired during the first and second quarters of 2008.

Income Taxes

          Income tax expense was $22,605 for the three months ended June 30, 2009, which equals an effective tax rate of 0.1% compared to an income tax expense of $4.1 million for the three months ended June 30, 2008, which equals an effective tax rate of 40.9%.

          Due to the uncertainty in the current operating environment we continue to record a full valuation allowance on our deferred tax assets. Absent the partial release of this valuation allowance our quarterly effective tax rate would have been 41%.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Results of Operations

          The following table sets forth the results of operations for the six months ended June 30, 2009 and 2008:

	For the Six Months Ended June 30,

	2009		2008

		% of net Revenue		% of net Revenue

Revenues:
Investment banking	$33,876,359		$31,185,221
Principal transactions	3,673,860		8,781,438
Commissions	1,512,816		3,298,454
Conference fees	—		842,865
Interest and other income	171,242		605,094

Total revenues	$39,234,277		$44,713,072

Operating expenses:
Compensation and benefits	23,911,631	60.9%	20,755,682	46.4%
Other employee benefits	272,732	0.7%	250,032	0.6%
Conference fees	—	0.0%	2,003,419	4.5%
Broker dealer commissions	42,430	0.1%	160,201	0.4%
Professional and consulting fees	2,840,291	7.2%	2,224,172	5.0%
Business development	1,023,672	2.6%	2,101,023	4.7%
Advertising	399,879	1.0%	133,792	0.3%
Communication and market research	1,302,378	3.3%	1,163,578	2.6%
Office supplies	259,309	0.7%	240,955	0.5%
Occupancy and equipment rentals	1,577,097	4.0%	905,288	2.0%
Clearance and execution charges	190,492	0.5%	223,587	0.5%
Depreciation and amortization	1,375,203	3.5%	453,855	1.0%
Impairment of goodwill	1,326,740	3.4%	1,065,000	2.4%
Other	1,058,607	2.7%	782,110	1.7%

Total operating expenses	35,580,461	90.7%	32,462,694	72.6%

Income before income taxes	3,653,816	9.3%	12,250,378	27.4%

Income tax expense	(9,112)		(5,148,829)

Net income	$3,644,704		$7,101,549

          Our operating income for the six months ended June 30, 2009 and 2008 included the following non-cash expenses:

	Six Months Ended

	June 30, 2009	June 30, 2008

Stock-based compensation	$4,922,817	$2,771,489
Amortization of forgivable loans	990,236	—
Depreciation and amortization	1,375,203	453,875
Impairment of goodwill	1,326,740	1,065,000

Total	$8,614,996	$4,290,364

Revenues

          We operate our business as a single segment. However, we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the six months ended June 30, 2009 was $39.2 million, representing a decrease of 12.3% from $44.7 million in the comparable period of 2008. The decrease was primarily due to a $5.1 million decrease in principal transactions.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the six months ended June 30, 2009 and 2008:

	Six Months Ended

	June 30, 2009	June 30, 2008

Revenue:
Private placement and underwriting	$29,406,746	$28,972,955
Financial advisory	4,469,613	2,212,266

Total investment banking revenue	$33,876,359	$31,185,221

          Investment banking revenue was $33.9 million for the six months ended June 30, 2009, which included $11.0 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $31.2 million in the comparable period of 2008:

▪

Private placement and underwriting revenue for the six months ended June 30, 2009 was $29.4 million, including $11.0 million of fair value related to warrants received, compared to $29.0 million in the comparable period of 2008.

▪

Strategic advisory fees for the six months ended June 30, 2009 were $4.5 million, compared to $2.2 million in the comparable period of 2008. The increase in advisory fees is due to continued expansion beyond our core “PIPE” practice into different verticals and product offerings.

Sales and Trading

          Commission revenues decreased by $1.8 million, or 54.1%, to $1.5 million for the six months ended June 30, 2009, compared with $3.3 million for the six months ended June 30, 2008. The decrease is attributable to a lower volume of transactions that occurred in the first half of 2009 as well as a decrease in sales and trading and research employees.

Principal Transactions

          Principal transactions revenue was $3.7 million for the six months ended June 30, 2009, compared with revenue of $8.8 million for the six months ended June 30, 2008. The decrease was primarily attributable to additional revenue of $9.2 million recorded in the prior period as a result of a change in valuation technique related to our underwriter warrant portfolio offset by unrealized gains in a few financial instruments obtained through investment banking transactions during the second quarter of 2009.

Compensation

          Compensation expense increased $3.2 million, or 15.2%, while net revenues decreased 12.3% for the six months ended June 30, 2009. The ratio of compensation to net revenues was 60.9% for the six months ended June 30, 2009 as compared to 46.4% for the comparable period of 2008. The increase in compensation and benefits is attributed to: (1) $3.8 million in acceleration of stock based compensation and cash severance payments associated with employees terminated during the first quarter of 2009; and (2) amortization of forgivable loans which we issued during 2008 and the first quarter of 2009.

Non-Compensation Expenses

          Non-compensation expense was $11.7 million for the six months ended June 30, 2009, versus $11.7 million for the prior year period, or 29.7% of net revenues for the 2009 period versus 26.2% of net revenues for the comparable period of 2008. Although non-compensation expense was comparable to the prior period, the components of such expenses varied. Conference fees expenses and business development expenses declined by $3.1 million due to the suspension of the European Investor Conference and the cost savings initiatives implemented during the first half of 2009, while amortization expenses and impairment charges, rental expenses and professional fees increased by $2.5 million during the first half of 2009.

Income Taxes

          Income tax expense was $9,112 for the six months ended June 30, 2009, which equals an effective tax rate of 0.3% compared to an income tax expense of $5.1 million for the six months ended June 30, 2008, which equals an effective tax rate of 42.0%.

          Due to the uncertainty in the current operating environment we continue to record a full valuation allowance on our deferred tax assets. Absent this full valuation allowance and other discrete tax expense items related to the vesting of “underwater” stock based compensation, our effective tax rate would have been 41%.

Liquidity and Capital Resources

          We have historically satisfied our capital and liquidity requirements through cash generated internally from operations. In addition, in March 2007, we completed a $20.0 million private placement to accredited investors, and in October 2007 we completed a public offering which generated net proceeds of approximately $36.3 million.

          At June 30, 2009, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level I” assets, and current receivables of $19.5 million. As of March 31, 2009 and December 31, 2008, we had liquid assets of $12.1 million and $27.7 million, respectively.

          The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, will generally be paid quarterly, although in some cases annually. For the first half of 2009, bonus payments of $5.2 million were paid in July 2009.

          As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At June 30, 2009 and December 31, 2008, we had excess net capital of $5.0 million and $8.1 million, respectively. Regulatory net capital requirements may change based on investment and underwriting activities.

          Because of the nature of settlement transactions in our investment banking and brokerage business, we regularly monitor our liquidity position, including our cash and net capital positions. In light of the uncertainty with respect to the timing of a market recovery and its potential impact on the timing of our receipt of anticipated funds from operating activities, we regularly explore capital raising alternatives.

Cash Flows

          Cash and cash equivalents were $10.9 million at June 30, 2009, a decrease of $7.5 million from $18.4 million at December 31, 2008.

          Operating activities used $2.9 million of cash and cash equivalents during the six months ended June 30, 2009. During the six months ended June 30, 2009, we issued $2.0 million in forgivable loans to a senior member of the Global Capital Markets Group pursuant to a contractual obligation entered into in 2008. Additionally, we incurred legal fees related to an ongoing arbitration of approximately $1.1 million and cash severance expense of $0.6 million. Absent these non-recurring items, we experienced positive cash flows from operations of $0.8 million for the six month ended June 30, 2009.

          The primary components of cash used by investing activities for the six months ended June 30, 2009 were: (a) $1.4 million in connection with the purchase of property and equipment and leasehold improvements; and (b) $1.5 million and $1.1 million in connection with the acquisitions of Miller Mathis and COSCO, respectively.

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

          At June 30, 2009, $18.5 million, or 48% of $38.6 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $1.6 million, or 4% of financial instruments owned is related to a promissory note received in conjunction with our investment banking activities. The remaining 48% of the financial instruments owned represents listed equity securities, restricted securities and investments in affiliates at fair value.

          The primary quantifiable market risk associated with our warrants portfolio and promissory note is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The risk management strategies that we employ use various risk sensitivity metrics to measure such risk and to examine behavior under significant adverse market conditions. Based on our analysis, as of June 30, 2009, the effect of a 100+/- basis point change in interest rates on the value of our warrant portfolio and promissory note and the resultant effect on our operating income are considered immaterial.

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

          Our cash is primarily held by three financial institutions. Our accounts are insured by the U.S. government but only up to a maximum of $250,000 per account. Our cash balances vary from time to time based on a variety of factors but in most cases are significantly in excess of the insurable limit. As a result, we have exposure on these accounts in the event these financial institutions become insolvent.

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

Rodman & Renshaw, LLC, et al. v. Matthew N. Murray

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

          Trial hearings began in December 2008 and continued in January, March, April, May and June of 2009. Summation arguments were August 3 and 4, 2009. Post-trial briefs are due from both parties by August 14, 2009. A hearing on damages, to the extent there is a liability award entered for either party, is scheduled for October 8 and 12, 2009.

          Although we believe that claimants will prevail on their claims and that they have meritorious defenses to Murray’s counterclaims, we are not in a position at this stage to predict or assess the likely outcome of these proceedings.

Regulatory Inquiries and Investigations

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

* Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2009

RODMAN & RENSHAW CAPITAL GROUP, INC.

By:	/s/ Edward Rubin

Name: Edward Rubin
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David J. Horin

Name: David J. Horin
Title: Chief Financial Officer
(Principal Financial Officer)