Form 10-Q
period 2009-09-30
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2009-11-03
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

          As of November 3, 2009, there were 35,383,722 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the current view about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, assumptions, guidance, expectations, beliefs or other statements that are not statements of historical fact. In some cases, forward-looking statements can be identified by words such as “may,” “can,” “will,” “should,” “could,” “expects,” “hopes,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “projects,” “potential,” “intends,” “approximates” or the negative or other variation of such terms and other comparable expressions. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of revenues, income, expenditures, cash balances and other financial items;

•	our capital requirements and the need for additional financing;

•	our ability to secure new client engagements;

•	our ability to successfully consummate financing and merger and acquisition transactions on behalf of our clients;

•	our ability to execute our growth, expansion and acquisition strategies;

•	the outcome of various regulatory and legal proceedings in which we are currently involved;

•	the performance of any of our financial products and their potential to generate revenues;

•	development of new financial products;

•	current and future economic and political conditions;

•	overall industry and market performance and trends;

•	competition;

•	management’s goals and plans for future operations;

•	the impact of increased regulatory scrutiny on future operations;

•	the revenue and profit volatility stemming from our operations;

•	the performance of service providers upon which our operations rely;

•	the additional risks and uncertainties stemming from entry into new businesses;

•	our ability to protect our intellectual property rights and secure the right to use other intellectual property that we deem to be essential to the conduct of our business;

•	the impact of expanded corporate governance on the number of available business opportunities;

•	the impact of legal liability on future operations;

•	the impact of employee misconduct on future operations;

•	the increased risk of financial liability and reputational harm resulting from adverse regulatory action;

•	the impact of the Investment Company Act of 1940 on future operations; and

•	other assumptions described in this prospectus underlying or relating to any forward-looking statements.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Page

Condensed Consolidated Statements of Financial Condition as of September 30, 2009 (unaudited) and December 31, 2008	2

Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2009 and 2008 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the nine month periods ended September 30, 2009 and for the year ended December 31, 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2009 and 2008 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition as of September 30, 2009 (Unaudited)
and December 31, 2008

Dollars in Thousands, Except Per Share Amounts	September 30, 2009	December 31, 2008

	(Unaudited)
Assets
Cash and cash equivalents
Unrestricted	$19,034	$18,383
Restricted	1,038	3,371

Total cash and cash equivalents	20,072	21,754
Financial instruments owned, at fair value	63,095	13,872
Private placement and other fees receivable	7,616	1,975
Receivable from brokers, dealers & clearing agencies	2,869	2,714
Prepaid expenses	575	439
Property and equipment, net	2,066	1,390
Other assets	3,077	2,632
Goodwill and other intangible assets, net	2,167	2,906

Total Assets	$101,537	$47,682

Liabilities and Stockholders’ Equity
Accrued compensation payable	$21,776	$4,882
Accounts payable and accrued expenses	4,646	5,954
Acquisitions related payables	3,311	4,950
Financial instruments sold, not yet purchased, at fair value	1,675	1,361

Total Liabilities	31,408	17,147

Commitments and contingencies (See Note 6)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized; 35,918,222 and 35,044,670 issued as of September 30, 2009 and December 31, 2008, respectively	36	35
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	—	—
Additional paid-in capital	75,849	70,441
Treasury Stock, 534,500 shares	(1,034)	(1,034)
Accumulated deficit	(19,722)	(38,907)

Total common stockholders’ equity	55,129	30,535

Non-controlling interest	15,000	—

Total Stockholders’ Equity	70,129	30,535

Total Liabilities and Stockholders’ Equity	$101,537	$47,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the
Three Month and Nine Month Periods Ended September 30, 2009 and 2008 (Unaudited)

Amounts in Thousands, Except Per Share Amounts	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Revenues:
Investment banking	$31,253	$11,924	$65,129	$43,109
Merchant banking	28,628	—	28,628	—
Commissions	1,642	1,396	3,154	4,695
Conference fees	1,579	—	1,579	843
Principal transactions	2,400	(4,923)	6,073	3,858
Interest and other income	48	166	220	771

Total revenues	$65,550	$8,563	$104,784	$53,276

Operating expenses:
Compensation and benefits	25,470	5,945	49,381	26,701
Conference fees	3,211	—	3,211	2,003
Professional and consulting fees	2,210	2,401	5,050	4,392
Occupancy and equipment rentals	764	999	2,341	1,905
Advertising and marketing	740	412	1,140	780
Communication and market research	715	719	2,018	1,882
Depreciation and amortization	516	762	1,891	1,216
Business development	468	798	1,491	2,899
Office supplies	186	151	446	392
Impairment of goodwill	—	—	1,327	1,065
Other	688	641	2,252	2,056

Total operating expenses	34,968	12,828	70,548	45,291

Income (loss) before income taxes	30,582	(4,265)	34,236	7,985
Income tax (expense) benefit	(42)	1,415	(51)	(3,734)

Net income (loss)	30,540	(2,850)	34,185	4,251

Less: Net income to non-controlling interest	(15,000)	—	(15,000)	—

Net income (loss) to common stockholders	$15,540	$(2,850)	$19,185	$4,251

Net income (loss) per common share:
Net income (loss) to common stockholders
Basic	$0.44	$(0.08)	$0.54	$0.13

Diluted	$0.40	$(0.08)	$0.51	$0.12

Weighted average common shares outstanding:
Basic	35,645	33,733	35,373	33,224

Diluted	38,522	33,733	37,379	34,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the
Nine Month Period Ended September 30, 2009 (Unaudited) and the Year Ended December 31, 2008

Amounts in Thousands	Nine Months Ended	Year Ended

	September 30,	December 31,

	2009	2008

Common stock:
Balance, beginning of the period	$35	$34
Issuance of common stock	1	3
Conversion of common stock to RSUs	—	(2)

Balance, end of period	$36	$35

Additional paid-in-capital:
Balance, beginning of the period	$70,441	$62,345
Stock based compensation	5,588	5,605
Forfeitures	(31)	—
Conversion of common stock to RSUs	—	2
Additional paid-in-capital	(148)	2,491
Issuance of restricted stock	—	(2)
Issuance of common stock	(1)	—

Balance, end of period	$75,849	$70,441

Accumulated deficit:
Balance, beginning of the period	$(38,907)	$(1,470)
Net income (loss)	19,185	(37,437)

Balance, end of period	$(19,722)	$(38,907)

Treasury stock, at cost:
Balance, beginning of the period	$(1,034)	$—
Purchases	—	(1,034)

Balance, end of period	$(1,034)	$(1,034)

Accumulated other comprehensive (loss) income:
Balance, beginning of the period	$—	$(141)
Reclassification adjustment for unrealized gains (losses) on investments	—	141

Balance, end of period	$—	$—

Non-controlling interest:
Balance, beginning of the period	$—	$—
Net income to non-controlling interest	15,000	—

Balance, end of period	$15,000	$—

Total stockholders’ equity	$70,129	$30,535

Comprehensive income:
Net income (loss)	$19,185	$(37,437)
Other comprehensive income	—	141

Total comprehensive income (loss)	$19,185	$(37,296)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the
Nine month periods ended September 30, 2009 and 2008 (Unaudited)

Amounts in Thousands	Nine Months Ended September 30,

	2009	2008

Cash flows from operating activities:
Net income	$34,185	$4,251
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,891	1,216
Stock based compensation	5,588	4,110
Realized loss on available for sale investments	—	141
Impairment of goodwill	1,327	1,065
Deferred taxes, net	—	3,448
Changes in operating assets and liabilities:
Restricted cash	2,333	(5,978)
Financial instruments owned, at fair value	(47,896)	(17,542)
Private placement and other fees receivable	(5,723)	(1,714)
Receivable from brokers, dealers & clearing agencies	(156)	(3,686)
Prepaid expenses	(136)	(1,312)
Other assets	(445)	(2,744)
Financial instruments sold not yet purchased, at fair value	315	1,995
Accrued compensation payable	16,894	(2,108)
Accounts payable and accrued expenses	(1,544)	179
Conference deposits	—	1,331

Net cash provided by (used in) operating activities	6,633	(17,348)

Cash flows from investing activities:
Purchases of property and equipment	(1,698)	(938)
Acquisitions and earn out payments	(2,917)	(11,605)
Investments in portfolio companies	(1,367)	—
Purchase of customer relationship intangible asset / trademark	—	(5,008)

Net cash used in investing activities	(5,982)	(17,551)

Cash used in financing activities:
Purchase of treasury stock	—	(1,012)
Distributions to members	—	(1,440)

Net cash used in financing activities	—	(2,452)

Net increase (decrease) in cash and cash equivalents	651	(37,351)
Cash and cash equivalents – beginning of period	18,383	54,834

Cash and cash equivalents – end of period	$19,034	$17,483

Supplemental disclosures of cash flow information:
Income taxes paid	$1	$175

Non-cash investing and financing activities:
Accrued liabilities related to the acquisitions of Miller Mathis and COSCO	$30	$4,950

Additional paid-in-capital related to acquisition of COSCO	178	1,766

Cancellation of common stock in satisfaction of withholding tax requirements	300	—

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

          As of March 1, 2009, the Company effected a modification to the agreements defining the ongoing obligations between Miller Mathis and the Company. Pursuant to the modification agreement, the $2.9 million deferred payment that was due to Miller Mathis on the first anniversary of the closing date was reduced to $1.0 million, which amount was paid on April 1, 2009. The remaining $1.9 million, which is recorded as an accrued liability of the Company, will be paid to Miller Mathis contingent upon future revenues generated by the metals and mining group, of which $0.6 million was paid through September 30, 2009.

COSCO Capital Management, LLC Acquisition

          On June 2, 2008, the Company consummated the acquisition of all the operating assets of COSCO Capital Management LLC, COSCO Capital Texas LP and Private Energy Securities, Inc. (collectively, “COSCO”), related companies that provided investment banking services to the oil and gas sectors, principally in the United States and Canada.

          Under the terms of the acquisition agreement, the fixed purchase price was $10.1 million, $8.1 million of which was paid at closing by the delivery of $6.1 million in cash and 1,121,138 shares of restricted common stock of the Company valued at $2.0 million. The $2.0 million balance of the fixed purchase price was payable over the two year period following the closing. Additionally, the Company was required to pay (a) up to a maximum of $4.0 million over the 21 month period following the closing in respect of certain revenue earned, but not yet received, under contracts acquired (of which $3.8 million was paid in cash and restricted stock through September 30, 2009), and (b) certain other incremental payments based upon the acquired business achieving performance targets during the two year period following the closing. In addition, the acquisition of COSCO contained a 21 month contingency for additional contingent consideration to the selling shareholders, based on future revenues. This additional consideration was payable annually in a mix of cash and equity.

          As of May 1, 2009, the Company effected a modification to the agreements defining the ongoing obligations between COSCO and the Company. Pursuant to the modification agreement, the $2.0 million deferred payment that was due to COSCO in equal installments in June 2009 and 2010, respectively, will be paid to COSCO contingent upon future revenues generated by the COSCO group. Of this $2.0 million, the Company paid $0.1 million in contingent earn-out payments through September 30, 2009, and will pay the remaining balance of the earn-out payments as future revenues are generated.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aceras Partners LLC Formation

          On May 12, 2008, the Company formed Aceras BioMedical LLC (“Aceras BioMedical”), a joint venture through which the Company, in partnership with Aceras Partners, LLC (“Aceras Partners”), will make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed a new wholly-owned subsidiary, Rodman Principal Investments, LLC (“RPI”), which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of the Company’s principal-related businesses. RPI has made an initial investment commitment to Aceras BioMedical of up to $30.0 million over five years to fund operations and the joint venture’s principal investments in life science companies. At September 30, 2009, RPI’s remaining commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $15.7 million. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made by Aceras.

          Under the provisions of the Consolidation Topic of the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”), the Company determined that Aceras Partners met the definition of a variable interest entity (“VIE”) because the total equity investment at risk is not sufficient to permit Aceras to finance its activities without additional subordinated financial support provided by Rodman. The Company is the primary beneficiary of Aceras BioMedical because the Company absorbs all of the entity’s expected losses and therefore the Company is required to consolidate Aceras BioMedical.

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

Non-Controlling Interests

          The provisions of the Consolidation Topic of FASB ASC 810-10 require reporting entities to present non-controlling (minority) interests as equity (as opposed to as a liability or mezzanine equity), present income allocated to both non-controlling interests and common stockholders, and provides guidance on the accounting for transactions between an entity and non-controlling interests. The portion of the consolidated interest in Aceras Biomedical which is not owned by the Company is reflected as non-controlling interest in the Company’s Condensed Consolidated Statements of Financial Condition.

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, the changes in stockholders’ equity and comprehensive income (loss) for the nine months ended September 30, 2009 and the year ended December 31, 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The results for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2009.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principles of Consolidation

          The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock and has control. In addition, in accordance with the Consolidation Topic of FASB ASC 810-10, the Company consolidates entities which lack characteristics of an operating entity or business for which it is the primary beneficiary. Under the Consolidation Topic of FASB ASC 810-10, the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, directly or implied. In situations where the Company has significant influence but not control of an entity that does not qualify as a variable interest entity, the Company applies the equity method of accounting. In those cases where its investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when the Company owns 20% to 50% of the voting equity of a corporation, or when it holds at least 3% of a limited partnership interest. If the Company doesn’t consolidate an entity or applies the equity method of accounting, it accounts for the investment at fair value.

          All material intercompany accounts and transactions are eliminated in consolidation.

Financial Instruments at Fair Value

          The Fair Value Measurements and Disclosures Topic of FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. The Fair Value Measurements and Disclosures Topic of FASB ASC 820-10 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date.” Additionally, the Fair Value Measurements and Disclosures Topic of FASB ASC 820-10 disallows the use of block discounts on positions traded in an active market.

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

          The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models may be made when, in management’s judgment, either the size of the position in the financial instrument in a non-active market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.

          Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying Condensed Consolidated Statements of Operations. Equity interests in certain private equity securities and limited partnership interests are reflected in the Condensed Consolidated Financial Statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company’s best estimate of exit price as used in the Fair Value Measurements and Disclosures Topic of FASB ASC 820-10. Generally, the carrying values of these securities will be increased or decreased based on company performance in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          As defined in Fair Value Measurements and Disclosures Topic of FASB ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company utilizes assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

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

          Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are warrants, private securities and convertible notes received in conjunction with the Company’s investment banking and merchant banking activities, loans receivable and limited partnership interests.

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

Value of Underwriter and Placement Agent Warrants

          As a part of the Company’s compensation for its activities as underwriter or placement agent, it may receive warrants exercisable to purchase securities similar to those that are offered and sold in the financing transaction. The Fair Value Measurements and Disclosures Topic of FASB ASC 820-10 and dynamic market conditions prompted the Company to undertake a comprehensive review of its fair value accounting polices. Upon completion of this review, management determined that the Company’s warrants should be valued using the Black-Scholes Option Pricing Model (“Black-Scholes”), rather than a fair value model based on historical entity specific criteria. Management concluded that Black-Scholes provides a measurement tool that is consistent with the definition of fair value in accordance with the Fair Value Measurements and Disclosures Topic of FASB ASC 820-10. The model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and price volatility. When the Company initially receives a new warrant in connection with, or prior to an initial public offering, its calculated volatility factor is based on the volatility of an index of comparable companies, since there is no price history for new publicly traded or private companies. As each warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of the underlying common stock. There can be no assurance that the Company will be able to liquidate any of its warrants in a manner that will result in it realizing the value attributed to the warrants in the financial statements through the application of Black-Scholes.

          The change in estimate was implemented in the first quarter of 2008. The impact of the change in warrants valuation was accounted for on a prospective basis in accordance with the Accounting Changes and Error Corrections Topic of FASB ASC 250-10. As a result of the Company’s change in this valuation technique, it recorded additional principal transaction revenue and investment banking revenue of $9.2 million and $1.5 million, respectively, during the first quarter of 2008.

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

          When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments, in accordance with the Equity-Based Payments to Non-Employees Topic of FASB ASC 505-50. Revenue from the receipt of warrants is recognized on the date the warrants are received based on the estimated fair value of the securities received as estimated using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the three and nine months ended September 30, 2009:

Amounts in Thousands	Three months ended September 30, 2009	Nine months ended September 30, 2009

Private placement – cash fees	$17,128	$33,900
Private placement – warrant and note fees	8,960	19,985
Advisory – cash fees	957	5,426
Underwriting – cash fees	4,208	5,818

Total investment banking revenue	$31,253	$65,129

          Merchant Banking Revenue. Merchant banking revenue, consisting of gains (or losses) on investments by the Company’s Aceras Biomedical joint venture and other principal investments activity, was $28.6 million. Merchant banking revenue, net of non-controlling interest of $15.0 million, was $13.6 million. The Company recognizes revenue on investments in its merchant banking segment based on consolidated realized and unrealized gains (or losses) reported, including by Aceras. The value of Aceras’ assets was determined based on an independent valuation prepared as of September 30, 2009, taking into consideration the cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter. The instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments from period to period.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          Conference Fees. The Company receives conference deposits from presenters, which are recorded as a liability and then recognized as revenue when the conference is conducted. The Company also makes advance payments for conference facilities, entertainment and related costs, which are recorded as prepaid expenses and then recognized as expenses when the conference is conducted. During the third quarter of 2009, the Company recorded conference revenues of $1.6 million and conference expenses of $3.2 million.

Segment Reporting

          Through June 30, 2009, the Company operated in one business segment. Commencing July 1, 2009, the Company began operating in two business segments, Capital Markets and Merchant Banking. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further explanation.

Premises and Equipment

          Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

Goodwill and Other Intangible Assets

          In accordance with the Intangibles - Goodwill and Other Topic of FASB ASC 350-20, goodwill is not amortized; instead, it is reviewed for impairment at least annually and written down when impaired. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.

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

          Pursuant to the provisions of the Intangibles - Goodwill and Other Topic of FASB ASC 350-30, the Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows.

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

          The Income Taxes Topic of FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of Income Taxes Topic of FASB ASC 740-10.

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

          Reserves related to legal proceedings are established and maintained in accordance with the Contingencies Topic of FASB ASC 450-10. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of September 30, 2009, there were no legal reserves accrued in the Condensed Consolidated Statements of Financial Condition.

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

Forgivable Loans

          During the year ended December 31, 2008, the Company issued $3.3 million of forgivable loans as a retention vehicle to certain new employees. The Company issued an additional $2.0 million in forgivable loans in January 2009. These loans are subject to a substantive service requirement by the employees and are amortized over a three year service period on a straight-line basis. As of September 30, 2009, the balance of such forgivable loans was $3.0 million, which is included in other assets on the Condensed Consolidated Statements of Financial Condition. The Company recorded $0.5 million of compensation expense during the quarter ended September 30, 2009 related to the amortization of these forgivable loans.

Stock-Based Compensation

          The Compensation – Stock Compensation Topic of FASB ASC 718-10 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period. Expenses associated with such grants are generally recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

          Deferred stock based compensation costs with respect to shares of restricted stock and restricted stock units granted are presented as part of stock based compensation in the Condensed Consolidated Statements of Stockholders’ Equity.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Earnings Per Share

          The Company computes earnings per share (“EPS”) in accordance with the Earnings per Share Topic of FASB ASC 260-10. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, which includes restricted stock and restricted stock units (“RSUs”) for which service has been provided. Diluted EPS includes the components of basic EPS and also includes the dilutive effects of restricted stock and RSUs for which service has not yet been provided and outstanding employee stock options.

NOTE 3 - Recent Accounting Pronouncements

          FASB ASC 810-10. In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is evaluating the impact of SFAS 167 on its Consolidated Financial Statements.

          FASB ASC 105-10. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (“SFAS 168”). SFAS 168 replaces SFAS 162 and establishes the FASB ASC (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became the exclusive authoritative reference on September 30, 2009.

NOTE 4 - Financial Instruments, at Fair Value

          The following is a summary of the fair value of financial instruments owned and financial instruments sold, not yet purchased, as of September 30, 2009 and December 31, 2008:

Amounts in Thousands	September 30, 2009		December 31, 2008

	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Securities	$1,687	$1,675	$1,258	$1,361
Merchant banking investment	30,012	—	—	—
Derivatives	25,397	—	7,484	—
Investment in private securities	1,386	—	627	—
Investments in shells	1,774	—	1,824	—
Loans and loan commitments	1,715	—	1,917	—
Other investments	1,124	—	762	—

	$63,095	$1,675	$13,872	$1,361

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of September 30, 2009 and December 31, 2008 by level within the fair value hierarchy:

Amounts in Thousands	As of September 30, 2009

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Securities	$1,353	$407	$1,313	$3,073
Merchant banking investment	—	—	30,012	30,012
Derivatives	—	221	25,176	25,397
Investments in shells	—	—	1,774	1,774
Loans and loan commitments	—	—	1,715	1,715
Other investments	—	—	1,124	1,124

Total financial instruments owned	$1,353	$628	$61,114	$63,095

Liabilities:
Financial instruments sold, not yet purchased	$1,675	$—	$—	$1,675

Total financial instruments sold, not yet purchased	$1,675	$—	$—	$1,675

Amounts in Thousands	As of December 31, 2008

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Securities	$1,258	$—	$627	$1,885
Derivatives	—	1,862	5,622	7,484
Investments in shells	—	—	1,824	1,824
Loans and loan commitments	—	—	1,917	1,917
Other investments	—	—	762	762

Total financial instruments owned	$1,258	$1,862	$10,752	$13,872

Liabilities:
Financial instruments sold, not yet purchased	$1,361	$—	$—	$1,361

Total financial instruments sold, not yet purchased	$1,361	$—	$—	$1,361

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the three months ended September 30, 2009 and 2008:

Amounts in Thousands	Three Months Ended September 30, 2009

	Derivatives Assets Instruments	Non-Derivatives Assets

Balance, June 30, 2009	$18,241	$5,747
Purchases/ issuances	9,072	1,426
Sales/ Settlements	1,159	—
Realized and unrealized gains (1)	(3,296)	28,765

Balance, September 30, 2009	$25,176	$35,938

Change in unrealized gains/losses relating to instruments still held at September 30, 2009	$2,499	$28,765

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts in Thousands	Three Months Ended September 30, 2008

	Derivatives Assets Instruments	Non-Derivatives Assets

Balance, June 30, 2008	$18,907	$7,600
Purchases/ issuances	1,639	1,500
Realized and unrealized gains (1)	(3,592)	(1,667)

Balance, September 30, 2008	$16,954	$7,433

Change in unrealized gains/losses relating to instruments still held at September 30, 2008	$(3,592)	$(1,667)

(1) Reported in principal transactions in the Condensed Consolidated Statements of Operations per the Fair Value Measurements and Disclosures Topic of FASB ASC 820-10.

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the nine months ended September 30, 2009 and 2008:

Amounts in Thousands	Nine Months Ended September 30, 2009

	Derivatives Assets Instruments	Non-Derivatives Assets

Balance, January 1, 2009	$5,622	$5,130
Purchases/ issuances	20,097	2,050
Sales/ Settlements	(6,426)	—
Realized and unrealized gain (loss) (1)	5,883	28,758

Balance, September 30, 2009	$25,176	$35,938

Change in unrealized gains/losses relating to instruments still held at September 30, 2009	$6,882	$28,758

Amounts in Thousands	Nine Months Ended September 30, 2008

	Derivatives Assets Instruments	Non-Derivatives Assets

Balance, January 1, 2008	$2,083	$5,807
Purchases/ issuances	9,830	2,954
Realized and unrealized gains (1)	5,040	(1,328)

Balance, September 30, 2008	$16,954	$7,433

Change in unrealized gains/losses relating to instruments still held at September 30, 2008	$5,040	$(1,765)

(1) Reported in principal transactions in the Condensed Consolidated Statements of Operations per the Fair Value Measurements and Disclosures Topic of FASB ASC 820-10.

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

          The Company performed an impairment test of the customer relationships and trade name intangibles as of December 31, 2008 which resulted in the recognition of an impairment charge of $3.8 million of customer relationships.

          Goodwill was tested again for impairment as of March 31, 2009 and as of June 30, 2009, after monitoring the relationship of the Company’s market capitalization to both its book value and tangible book value and observing a decline in the Company’s market capitalization related to both financial services industry-wide factors and to Company specific factors. The impairment tests resulted in the recognition of an impairment charge of $0.7 million and $0.6 million for the three months ended March 31, 2009 and June 30, 2009, respectively, related to a COSCO contingent earn-out paid in cash.

          The Company completed its annual assessment of goodwill and other intangible assets as of September 30, 2009. After observing a significant increase in the Company’s market capitalization related to both financial services industry-wide factors and Company specific factors no goodwill impairment was identified. In addition, there have been no identified triggering events which indicate that an impairment may exist in its customer relationships and trade name intangibles as of September 30, 2009.

          The following table represents a summary of the changes to goodwill and other intangible assets from January 1, 2008 - September 30, 2009:

Amounts in Thousands	Goodwill	Customer Relationships	Trademark	Total

Balance, January 1, 2008	$1,065	$—	$—	$1,065
Additions	16,830	8,170	238	25,238
Impairment	(17,895)	(3,825)	—	(21,719)
Amortization	—	(1,660)	(17)	(1,677)

Balance, December 31, 2008	—	2,686	221	2,906
Additions	1,457	—	—	1,457
Impairment	(1,327)	—	—	(1,327)
Amortization	—	(852)	(18)	(869)

Balance, September 30, 2009	$130	$1,834	$203	$2,167

NOTE 6 - Commitments and Contingencies

    Lease Commitments

          The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2009 and 2013. As of September 30, 2009, there were no significant changes in the Company’s lease agreements since December 31, 2008.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

    Equity Commitment

          The Company made an initial investment commitment to Aceras Partners of up to $30.0 million over five years to fund operations and the joint venture’s principal investments in life science companies. As of May 1, 2009, the Aceras joint venture agreement was modified to reduce the annual Aceras operating budget from $2.5 million to $1.0 million per year. This reduction, in conjunction with an Aceras portfolio investment in May 2009 and the transfer to the joint venture in May 2009 of a security position which the Company was carrying, reduced the Company’s future funding commitment to the joint venture to approximately $17.4 million. As of September 30, 2009, the Company’s remaining commitment to the joint venture was approximately $15.7 million.

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

          At September 30, 2009, R&R had net capital of $10.0 million, which was $9.8 million in excess of its required net capital of $250,000.

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

          The Company has recorded a valuation allowance of $5.9 million against the deferred tax asset as of September 30, 2009, after considering all available evidence and potential tax-planning strategies related to the amount of the tax asset that is more likely than not to be realized.

          The Company does not anticipate any change in the amount of unrecognized tax benefits within the next twelve months.

NOTE 9 - Stock-Based Compensation

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

          The Company recorded $665,000 and $5.6 million of stock-based compensation for the three and nine month periods ended September 30, 2009, respectively, and $1.3 million and $4.1 million of stock-based compensation for the three and nine month periods ended September 30, 2008, respectively. The unamortized deferred stock-based compensation balance as of September 30, 2009 was $2.3 million and will be fully amortized through 2012.

          There were no option grants in the first nine months of 2009. A summary of options outstanding as of September 30, 2009 is as follows:

Stock Options
Shares in Thousands

	Number Of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2008	5,077	$4.04	$1.08
Granted	—	—	—
Exercised	—	—	—
Canceled	(220)	0.22	0.10

Outstanding at September 30, 2009	4,857	$4.22	$1.13	3.5 Years	$8.8 million

Exercisable at September 30, 2009	4,817	$4.21	$1.12	3.5 Years	$8.7 million

          Total compensation cost associated with stock options was $53,000 and $1.3 million for the three and nine months ended September 30, 2009, respectively, and $415,000 and $1.7 million for the three and nine months ended September 30, 2008, respectively.

          The following table details the activity of restricted stock:

Restricted Stock
Shares in Thousands

	Number of Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2008	432	$2.31
Granted	—	—
Forfeited	(95)	2.28
Vested	(144)	2.31

Balance at September 30, 2009	193	$2.33

          Total compensation cost associated with the grant of restricted stock was $56,000 and $179,000 for the three and nine months ended September 30, 2009, respectively, and $429,000 and $1.7 million for the three and nine months ended September 30, 2008, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following tables detail the activity of restricted stock units:

Restricted Stock Units
Shares in Thousands

	Nine Months Ended September 30, 2009		Weighted Average Grant Date Fair Value

	(Shares)

	Future Service Required	No Future Service Required (1)	Future Service Required	No Future Service Required

Balance at December 31, 2008	7,245	—	$1.37	$—
Granted	780	—	0.24	—
Forfeited	(1,986)	—	0.56	—
Vested	(1,409)	1,409	3.26	3.26
Distribution of underlying shares	—	(882)	—	4.52

Balance at September 30, 2009	4,630	527	$0.95	$1.16

(1) Represents fully vested restricted stock units which are still subject to transferability restrictions.

          Total compensation cost associated with the grant of RSUs was $556,000 and $4.1 million for the three and nine months ended September 30, 2009, and $494,000 and $648,000 for the three months and nine months ended September 30, 2008.

NOTE 10 - Weighted Average Shares Outstanding

          The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the three and nine month periods ended September 30, 2009 and 2008:

Shares in Thousands		Three months ended September 30,		Nine months ended September 30,

		2009	2008	2009	2008

Shares outstanding (weighted average)	(1)	35,381	39,372	34,936	36,798
Unearned restricted stock	(2)	(192)	(5,639)	(244)	(3,574)
Earned restricted stock units	(3)	456	—	681	—

Common shares outstanding, basic		35,645	33,733	35,373	33,224
Common shares upon exercise of options	(4)	—	—	51	197
Common shares upon vesting of non-vested restricted stocks and RSUs	(4)	2,877	—	1,955	1,441

Weighted average number of common shares outstanding, diluted		38,522	33,733	37,379	34,862

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

(4)

Calculated under the treasury stock method in accordance with the Earnings per Share Topic of FASB ASC 260-10. The treasury stock method assumes the issuance of only a net incremental number of shares as proceeds from issuance are assumed to be used to repurchase shares at the average stock price for the period.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – Warrants

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

          As part of the Exchange, the holders of the debentures and the warrants exchanged those securities (and accrued interest on the debentures) for an aggregate of 5,970,099 shares of Common Stock and warrants to purchase 1,355,600 shares of Common Stock at an exercise price of $7.00 per share, subject to certain adjustments. As a result of such adjustments, at September 30, 2009, the warrants covered the right to purchase 1,494,886 shares at an exercise price of $6.35. Subsequent to September 30, 2009, the Company extended to the warrant holders the ability to exercise the warrants on a “cashless” basis prior to their expiration on March 1, 2010.

          In connection with the sale of the Debentures and the Warrants, the Company agreed to enter into a Registration Rights Agreement with the holders of the Debentures, which would require it or its successor to file a resale registration statement with the SEC within 90 days after certain “trigger events.” The Exchange was a “trigger event” and, in connection therewith, the Company entered into a Registration Rights Agreement with the former holders of the Debentures. In furtherance of the Company’s obligations under the Registration Rights Agreement, the holders’ shares were included in the Registration Statement that was declared effective by the SEC on October 16, 2007. The Company has no on-going obligations under the Registration Rights Agreement.

NOTE 12 – Segment Reporting

          Through June 30, 2009, the Company operated in one business segment. Commencing July 1, 2009, the Company began operating in two business segments, Capital Markets and Merchant Banking. The Capital Markets reportable segment includes our investment banking, sales and trading activities and research. The Capital Markets reportable segment is managed as a single operating segment that provides the following principal sources of revenue:

•	investment banking fees, which are derived from corporate finance activities and strategic advisory services;

•	realized and unrealized gains with respect to securities held for the Company’s own account;

•	commissions on sales and trading activities;

•	conference fees; and

•	other miscellaneous sources of revenues, such as interest.

          Although the Company has multiple sources of revenue derived within Capital Markets, most of its revenue is derived from investment banking services and consists of private placement, underwriting and strategic advisory fees earned upon the successful completion of financing or other types of corporate transactions, such as mergers, acquisitions and dispositions. The Company does not separately analyze financial data or operating results, such as operating expenses, profit and loss or assets, for our various operating units. For example, our sales and trading unit generates commission revenues and incurs various expenses specifically related to its activities, such as execution and clearing charges. Similarly, the Company’s conferences generate fees from attendees and presenters but also have expenses related to facility usage, food and beverage, and entertainment.

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, the Company formed Aceras BioMedical, a joint venture through which it, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed a new wholly-owned subsidiary, RPI, which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of its principal-related businesses. At September 30, 2009, RPI’s outstanding investment commitment to Aceras BioMedical over five years to fund operations and the joint venture’s principal investments in life science companies was $15.7 million. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          Our net revenues, expenses, and total assets by segment are summarized below:

Dollars in Millions	Capital Markets	Merchant Banking	Non- Controlling Interest	Total

2009
Three months ended September 30
Net revenues	$36.9	$13.6	$15.0	$65.5
Expenses	$29.3	$5.7	$—	$35.0

Nine months ended September 30
Net revenues	$76.2	$13.6	$15.0	$104.8
Expenses	$63.3	$7.2	$—	$70.5
Segment assets	$71.5	$15.0	$15.0	$101.5

2008
Three months ended September 30
Net revenues	$8.6	$—	$—	$8.6
Expenses	$12.4	$0.4	$—	$12.8

Nine months ended September 30
Net revenues	$53.3	$—	$—	$53.3
Expenses	$44.7	$0.6	$—	$45.3
Segment assets	$87.2	$—	$—	$87.2

NOTE 13 – Subsequent Events

          On October 21, 2009 the Company filed a Shelf Registration Statement on Form S-3 with the SEC, covering the prospective sale by the Company of up to $75 million of securities, from time to time, and the prospective sale of up to three million shares of common stock, from time to time, by specified selling stockholders.

          On October 27, 2009 the Company announced that its affiliate, Aceras, sold its portfolio company, Huxley Pharmaceuticals Inc. (Huxley), to BioMarin Pharmaceutical Inc. (Nasaq: BMRN). Huxley was established by Aceras in August 2008. Under the terms of the agreement, BioMarin paid Huxley stockholders $15.0 million on October 23, 2009. An additional $7.5 million is payable upon the achievement of regulatory milestones. Further, Huxley stockholders may also receive up to an additional $36.0 million in milestone payments if certain annual, cumulative sales and U.S. development milestones are met. Aceras owned 95% of Huxley’s stock at the time of the transaction. As such, the Company received $7.1 million on October 23, 2009, net of non-controlling interest, and has a right to receive 47.5% net of any additional purchase price when paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report.

Overview

          We are a full-service investment bank dedicated to providing corporate finance, strategic advisory and related services to public and private companies across multiple sectors and regions. The sectors that we currently serve include life science/healthcare, energy, metals and mining, financial services and cleantech, and the regions we currently serve include the United States and China. Our primary product and service offerings include financing transactions, including private placements and public offerings. We also provide research and sales and trading services to institutional investors. We are the leader in the PIPE (private investment in public equity) and RD (registered direct offering) transaction markets. We have been ranked the #1 Placement Agent in terms of the aggregate number of PIPE and RD financing transactions completed every year since 2005 and in 2009 year-to-date.

Business Environment

          Market conditions and valuations for companies in the life science sector and other sectors in which we are active, as well as general market conditions, can materially affect our financial performance. From mid-2007 through the first quarter of 2009, declining valuations, extreme volatility and lack of liquidity in certain sectors of the capital markets, notably the life science sector, as well as a slowing of economic growth generally led to declines in financing activity, smaller financing transactions, and a resulting decline in our revenue. Beginning in the second quarter of 2009, market conditions have improved as evidenced by an increased number of financing transactions and an increase in the size of the transactions.

          Although on September 15, 2009, Ben Bernanke, the Chairman of the Federal Reserve Bank, announced that the recession in the United States had ended and the recovery had begun, it is not possible to predict the breadth or depth of the recovery or whether it is even sustainable. It is also difficult to forecast whether the recent improvement in market conditions will continue and for how long. Despite these concerns, we remain cautiously optimistic about our short-term prospects. This optimism is based on our performance and that of the financial markets over the last six months. During the third quarter of 2009, we completed 32 financing transactions raising $634.7 million compared to five financing transactions raising $58.4 million in the first quarter of the year. In addition, we are not burdened with exposure to commercial paper or real estate risk and hold no investments in structured products or vehicles that have undergone client revaluations, such as collateralized debt obligations and credit default swaps. On the other hand, the nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year-to-year and quarter-to-quarter depending on whether and when transactions are completed and the number, size and type of transactions completed.

Business Segments

          Through June 30, 2009, we operated in one business segment. Commencing July 1, 2009, we began operating in two business segments, Capital Markets and Merchant Banking. The Capital Markets reportable segment includes our investment banking, sales and trading activities and research. The Capital Markets reportable segment is managed as a single operating segment that provides the following principal sources of revenue:

•	investment banking fees, which are derived from corporate finance activities and strategic advisory services;

•	realized and unrealized gains with respect to securities held for our own account;

•	commissions on sales and trading activities;

•	conference fees; and

•	other miscellaneous sources of revenues, such as interest.

          Although we have multiple sources of revenue derived within Capital Markets, most of our revenue is derived from our investment banking services and consists of private placement, underwriting and strategic advisory fees earned upon the successful completion of financing or other types of corporate transactions, such as mergers, acquisitions and dispositions. We do not separately analyze financial data or operating results, such as operating expenses, profit and loss or assets, for our various operating units. For example, our sales and trading unit generates commission revenues and incurs various expenses specifically related to its activities, such as execution and clearing charges. Similarly, our conferences generate fees from attendees and presenters but also have expenses related to facility usage, food and beverage, and entertainment.

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary, RPI, which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At September 30, 2009, RPI’s outstanding investment commitment to Aceras BioMedical over five years to fund operations and the joint venture’s principal investments in life science companies was $15.7 million. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made.

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

Valuation of Financial Instruments

          The Fair Value Measurements and Disclosures Topic of FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. The Fair Value Measurements and Disclosures Topic of FASB ASC 820-10 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date.” Additionally, the Fair Value Measurements and Disclosures Topic of FASB ASC 820-10 disallows the use of block discounts on positions traded in an active market.

          Fair value generally is based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered in determining the fair value of financial instruments are discount margins, weighted average spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, mid-market pricing is applied and adjusted to the point within the bid-ask range that meets our best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

          The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models may be made when, in our judgment, either the size of the position in the financial instrument in a non-active market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.

          Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying Condensed Consolidated Statements of Operations. Equity interests in certain private equity securities and limited partnership interests are reflected in the Condensed Consolidated Financial Statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents our best estimate of exit price as used in the Fair Value Measurements and Disclosures Topic of FASB ASC 820-10. Generally, the carrying values of these securities will be increased or decreased based on company performance in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices.

          As defined in Fair Value Measurements and Disclosures Topic of FASB ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, income and cost approaches. Based on these approaches, we utilize assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

          Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as listed equities.

          Level 2 includes those financial instruments that are valued using models or other valuation methodologies calibrated to observable market inputs. These models are primarily industry-standard models that consider various assumptions, including discount margins, credit spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or able to be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain warrants and restricted securities received in conjunction with our investment banking activities.

          Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are warrants, private securities and convertible notes received in conjunction with our investment banking and merchant banking activities, loans receivable and limited partnership interests.

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

Goodwill and Other Intangible Assets Impairment

          At least annually, we are required to assess goodwill for impairment by comparing the estimated fair value of the reporting unit with its net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether an impairment charge is recorded and the magnitude of such a charge. We estimate the fair value of the reporting unit based on valuation methodologies we believe market participants would use, including the market value of our common stock which we believe to be the most relevant indicator of value. A two-step test is used to determine whether goodwill is impaired. The first step is to compare our carrying value with our fair value. If our carrying value exceeds our fair value, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill as determined in accordance with the Intangibles - Goodwill and Other Topic of FASB ASC 350-20. Goodwill impairment is recognized if carrying value exceeds implied fair value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable exchange listed corporations, and the trading price of our common shares.

          Pursuant to the Intangibles - Goodwill and Other Topic of FASB ASC 350-30, we review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any finite-lived intangible asset may not be recoverable.

Income Taxes

          We compute our provision for income tax expense in accordance with the principles of the Income Taxes Topic of FASB ASC 740-10.

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

          In accordance with the Income Taxes Topic of FASB ASC 740-10, at least quarterly we evaluate the realizability of the aforementioned deferred tax assets and liabilities and evaluate the need to record or reverse a valuation allowance. The evaluation includes weighing all the available positive and negative evidence in ascertaining whether it is “more likely than not” that its net deferred tax assets will be realized. In the first quarter of 2009, we determined that it was not “more likely than not” that its net deferred tax assets would be realized and accordingly we recorded a valuation allowance fully offsetting our net deferred tax assets and liabilities, reducing them to zero. We will continue to review the value of our net deferred tax assets and may reverse a portion of our valuation allowance associated with these net deferred tax assets if we continue to generate operating income in the future.

          The Income Taxes Topic of FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management on an ongoing basis, at least quarterly, evaluates our tax positions and ascertains whether those tax positions that may be uncertain require de-recognition or re-measurement. Management does not believe that the Company has any material uncertain tax position requiring de-recognition or measurement in accordance with the provisions of the Income Taxes Topic of FASB ASC 740-10.

Third quarter of 2009 compared to third quarter of 2008

Results of Operations

          The following table sets forth the results of operations for the three months ended September 30, 2009 and 2008:

Dollars in Thousands	Three Months Ended

	September 30, 2009		September 30, 2008

		% of net Revenue		% of net Revenue

Revenues:
Investment banking	$31,253		$11,924
Merchant banking	28,628		—
Commissions	1,642		1,396
Conference fees	1,579		—
Principal transactions	2,400		(4,923)
Interest and other income	48		166

Total revenues	$65,550		$8,563

Operating expenses:
Compensation and benefits	25,470	38.8%	5,945	69.4%
Conference fees	3,211	4.9%	—	—%
Professional and consulting fees	2,210	3.4%	2,401	28.0%
Occupancy and equipment rentals	764	1.2%	999	11.7%
Advertising and marketing	740	1.1%	412	4.8%
Communication and market research	715	1.1%	719	8.4%
Depreciation and amortization	516	0.8%	762	8.9%
Business development	468	0.7%	798	9.3%
Office supplies	186	0.3%	151	1.8%
Impairment of goodwill	—	—%	—	—%
Other	688	1.0%	641	7.5%

Total operating expenses	34,968	53.3%	12,828	149.8%

Income (loss) before income taxes	30,582	46.7%	(4,265)	(49.8)%
Income tax expense (benefit)	(42)		1,415

Net income (loss)	30,540		(2,850)

Less: Net income to non-controlling interest	(15,000)		—

Net income (loss) to common stockholders	$15,540		$(2,850)

          Our operating income for the three months ended September 30, 2009 and 2008 included the following non-cash expenses:

Dollars in Thousands	Three Months Ended

	September 30, 2009	September 30, 2008

Stock-based compensation	$665	$1,338
Amortization of forgivable loans	457	—
Depreciation and amortization	516	762
Impairment of goodwill	—	—

Total	$1,638	$2,101

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains (or losses) on investments by Aceras and other principal investments activity, was $28.6 million. Merchant banking revenue, net of non-controlling interest of $15.0 million, was $13.6 million. We recognize revenue on investments in our merchant banking segment based on consolidated realized and unrealized gains (or losses) reported, including by Aceras. The value of Aceras’ assets was determined based on an independent valuation prepared as of September 30, 2009, taking into consideration the cost of the investment, market participant inputs, non-binding offers made by third parties, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the three months ended September 30, 2009 was $36.9 million, representing an increase of 329% from $8.6 million in the comparable period of 2008. The increase was primarily due to a $19.3 million increase in investment banking revenues.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the three months ended September 30, 2009 and 2008:

Dollars in Thousands	Three Months Ended

	September 30, 2009	September 30, 2008

Revenue:
Private placement and underwriting	$30,296	$8,436
Financial advisory	957	3,488

Total investment banking revenue	$31,253	$11,924

          Investment banking revenue was $31.3 million for the three months ended September 30, 2009, which included $9.0 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $11.9 million, which included $1.6 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2008.

          Private placement and underwriting revenue for the quarter was $30.3 million, including $9.0 million of fair value related to warrants received, compared to $8.4 million in the comparable period of 2008. The increase in private placement and underwriting revenue is a result of increased financing activity in our targeted verticals, especially in life sciences and China, as well as increased demand for capital market offerings, including private placements, registered directs and follow-on offerings.

          Strategic advisory fees for the three months ended September 30, 2009 were $957,000, compared to $3.5 million for the comparable period of 2008.

Sales and Trading

          Commission revenues increased by $0.2 million, or 18%, to $1.6 million for the three months ended September 30, 2009, compared with $1.4 million for the three months ended September 30, 2008. The increase in commission revenue is a result of increased syndicate activity whereby we act as a member of a selling group.

Principal Transactions

          Principal transactions revenue was $2.4 million for the three months ended September 30, 2009, compared with a $4.9 million loss for the three months ended September 30, 2008. The increase was primarily attributable to unrealized gains in a few warrants obtained through investment banking transactions.

          The following discussion of expenses combines Capital Markets and Merchant Banking expenses.

Expenses

Compensation

          Compensation expense increased $19.5 million, or 328%, while total net revenues (less net income to non-controlling interest) increased 490% for the three months ended September 30, 2009. The ratio of compensation to net revenues (less net income to non-controlling interest) was 50% for the three months ended September 30, 2009 as compared to 69% for the comparable period of 2008. The increase in compensation and benefits is attributed to our variable compensation structure, whereby the majority of compensation expense is based on revenue production.

Non-Compensation Expenses

          Non-compensation expense was $9.5 million for the three months ended September 30, 2009, versus $6.9 million for the prior year period, or 19% of net revenues (less net income to non-controlling interest) for the 2009 period versus 80% of net revenues for the comparable period of 2008. The increase in non-compensation expense for the third quarter was due to: (a) $3.2 million of expenses related to the recently completed fall conference held in New York City; (b) $0.4 million related to an expanded technology based marketing program which commenced during the quarter; and (c) increased legal expenses related to the FINRA arbitration proceedings involving a former employee. During the quarter the FINRA Arbitration Panel issued its finding dismissing all counterclaims against us and finding in our favor on numerous substantive claims. A hearing to determine our damages suffered is expected to commence during the fourth quarter.

Income Taxes

          Income tax expense was $42,000 for the three months ended September 30, 2009 compared to an income tax benefit of $1.4 million for the three months ended September 30, 2008.

          Due to the prior period operating losses, we did not record a material amount of income tax expense for the third quarter of 2009. We will continue to review the value of our net deferred tax assets and may reverse a portion of its valuation allowance associated with these net deferred tax assets if we continue to generate sufficient operating income in the future.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Results of Operations

          The following table sets forth the results of operations for the nine months ended September 30, 2009 and 2008:

Dollars in Thousands	Nine Months Ended

	September 30, 2009		September 30, 2008

		% of net Revenue		% of net Revenue

Revenues:
Investment banking	$65,129		$43,109
Merchant banking	28,628		—
Commissions	3,155		4,695
Conference fees	1,579		843
Principal transactions	6,073		3,858
Interest and other income	220		771

Total revenues	$104,784		$53,276

Operating expenses:
Compensation and benefits	49,381	47.1%	26,701	50.1%
Conference fees	3,211	3.1%	2,003	3.8%
Professional and consulting fees	5,050	4.8%	4,392	8.2%
Occupancy and equipment rentals	2,341	2.2%	1,905	3.6%
Communication and market research	2,018	1.9%	1,882	3.5%
Depreciation and amortization	1,891	1.8%	1,216	2.3%
Business development	1,491	1.4%	2,899	5.4%
Advertising and marketing	1,140	1.1%	780	1.5%
Office supplies	446	0.4%	392	0.7%
Impairment of goodwill	1,327	1.3%	1,065	2.0%
Other	2,252	2.2%	2,056	3.9%

Total operating expenses	70,548	67.3%	45,291	85.0%

Income before income taxes	34,236	32.7%	7,985	15.0%
Income tax expense	(51)		(3,734)

Net income (loss)	34,185		4,251

Less: Net income to non-controlling interest	(15,000)		—

Net income (loss) to common stockholders	$19,185		$4,251

          Our operating income for the nine months ended September 30, 2009 and 2008 included the following non-cash expenses:

Dollars in Thousands	Nine Months Ended

	September 30, 2009	September 30, 2008

Stock-based compensation	$5,588	$4,110
Amortization of forgivable loans	1,447	—
Depreciation and amortization	1,891	1,216
Impairment of goodwill	—	1,065

Total	$8,926	$6,391

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains (or losses) on investments by Aceras and other principal investments activity, was $28.6 million. Merchant banking revenue, net of non-controlling interest of $15.0 million, was $13.6 million. We recognize revenue on investments in our merchant banking segment based on consolidated realized and unrealized gains (or losses) reported, including by Aceras. The value of Aceras’ assets was determined based on an independent valuation prepared as of September 30, 2009, taking into consideration the cost of the investment, market participant inputs, non-binding offers made by third parties, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the nine months ended September 30, 2009 was $76.2 million, representing a increase of 43% from $53.3 million in the comparable period of 2008. The increase was primarily due to a $22.0 million increase in investment banking.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the nine months ended September 30, 2009 and 2008:

Dollars in Thousands	Nine Months Ended

	September 30, 2009	September 30, 2008

Revenue:
Private placement and underwriting	$59,703	$37,409
Financial advisory	5,426	5,700

Total investment banking revenue	$65,129	$43,109

          Investment banking revenue was $65.1 million for the nine months ended September 30, 2009, which included $20.0 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $43.1 million in the comparable period of 2008.

          Private placement and underwriting revenue for the nine months ended September 30, 2009 was $59.7 million, including $20.0 million of fair value related to warrants received, compared to $37.4 million in the comparable period of 2008.

          Strategic advisory fees for the nine months ended September 30, 2009 were $5.4 million, compared to $5.7 million in the comparable period of 2008.

Sales and Trading

          Commission revenues decreased by $1.5 million, or 33%, to $3.2 million for the nine months ended September 30, 2009, compared with $4.7 million for the nine months ended September 30, 2008. The decrease is attributable to a lower volume of transactions that occurred in the first nine months of 2009 as well as a decrease in sales and trading and research employees.

Principal Transactions

          Principal transactions revenue was $6.1 million for the nine months ended September 30, 2009, compared with revenue of $3.9 million for the nine months ended September 30, 2008. The increase was primarily attributable to unrealized gains in a few warrants obtained through investment banking transactions.

          The following discussion of expenses will be on the combined Capital Markets and Merchant Banking expenses.

Expenses

Compensation

          Compensation expense increased $22.7 million, or 85%, while total net revenues (less net income to non-controlling interest) increased 69% for the nine months ended September 30, 2009. The ratio of compensation to net revenues (less net income to non-controlling interest) was 55% for the nine months ended September 30, 2009 as compared to 50% for the comparable period of 2008. The increase in compensation and benefits is attributed to: (1) $3.8 million in acceleration of stock based compensation and cash severance payments associated with employees terminated during the first quarter of 2009; (2) amortization of forgivable loans which we issued during 2008 and the first quarter of 2009; and (3) our variable compensation structure; whereby the majority of compensation expense is based on revenue production.

Non-Compensation Expenses

          Non-compensation expense was $21.2 million for the nine months ended September 30, 2009, versus $18.6 million for the prior year period, or 24% of net revenues (less net income to non-controlling interest) for the 2009 period versus 35% of net revenues for the comparable period of 2008. Conference fees, professional fees, amortization expenses and impairment charges, rental expenses and advertising and marketing increased by $3.6 million during the first nine months of 2009, partially offset by a decline in business development expenses of $1.4 million.

Income Taxes

          Income tax expense was $51,000 for the nine months ended September 30, 2009, compared to an income tax expense of $3.7 million for the nine months ended September 30, 2008.

          Due to the prior period operating losses, we did not record a material amount of income tax expense for the third quarter of 2009. We will continue to review the value of our net deferred tax assets and may reverse a portion of its valuation allowance associated with these net deferred tax assets if we continue to generate sufficient operating income in the future.

Liquidity and Capital Resources

          We have historically satisfied our capital and liquidity requirements through cash generated internally from operations. In addition, in March 2007, we completed a $20.0 million private placement to accredited investors and in October 2007 we completed a public offering which generated net proceeds of approximately $36.3 million.

          At September 30, 2009, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level I” assets less “Level I” liabilities, and current receivables of $30.2 million. As of June 30, 2009, March 31, 2009 and December 31, 2008, we had liquid assets of $19.5 million, $12.1 million and $27.7 million, respectively.

          The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, will generally be paid quarterly, although in some cases annually. For the nine months of 2009, bonus payments of $11.0 million were paid in July 2009 and October 2009.

          As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At September 30, 2009 and December 31, 2008, we had excess net capital of $9.8 million and $8.1 million, respectively. Regulatory net capital requirements may change based on investment and underwriting activities.

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

Cash Flows

          Cash and cash equivalents were $19.0 million at September 30, 2009, an increase of $651,000 from $18.4 million at December 31, 2008.

          Operating activities provided $6.6 million of cash and cash equivalents during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we issued $2.0 million in forgivable loans to a senior member of the Global Capital Markets Group pursuant to a contractual obligation entered into in 2008. Additionally, we incurred legal fees related to an ongoing arbitration of approximately $1.8 million and cash severance expense of $0.6 million. Absent these non-recurring items, we experienced positive cash flows from operations of $11.0 million for the nine months ended September 30, 2009.

          The primary components of cash used by investing activities for the nine months ended September 30, 2009 were: (a) $1.7 million in connection with the purchase of property and equipment and leasehold improvements; and (b) $1.6 million and $1.3 million in connection with the acquisitions of Miller Mathis and COSCO, respectively.

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

          At September 30, 2009, $25.4 million, or 40% of $63.1 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $30.0 million, or 48% of financial instruments owned is related to our merchant banking activity. The remaining 12% of the financial instruments owned represents a promissory note received in conjunction with our investment banking activities, listed equity securities, restricted securities and investments in affiliates at fair value.

          The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The risk management strategies that we employ use various risk sensitivity metrics to measure such risk and to examine behavior under significant adverse market conditions. We use an interest rate sensitivity simulation to assess our interest rate risk exposure. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from our reporting date, we assume that all interest rate sensitive financial instruments will be impacted by a hypothetical, immediate 100 basis point increase in interest rates as of the beginning of the period. The sensitivity is based upon the hypothetical assumption that all relevant types of interest rates that affect our results would increase instantaneously, simultaneously and to the same degree.

          The sensitivity analyses of the interest rate sensitive financial instruments are hypothetical and should be used with caution. Changes in fair value based on a 1% or 2% variation in an estimate generally cannot be extrapolated because the relationship of the change in the estimate to the change in fair value may not be linear. Also, the effect of a variation in a particular estimate on the fair value of financial instruments is calculated independent of changes in any other estimate; in practice, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities. In addition, the sensitivity analyses do not consider any action that we may take to mitigate the impact of any adverse changes in the key estimates.

          Based on our analysis, as of September 30, 2009, the effect of a 100+/- basis point change in interest rates on the value of our warrant portfolio and promissory note and the resultant effect on our pre-tax income are considered immaterial.

          The value of Aceras’ assets in our merchant banking activity was determined based on an independent valuation prepared as of September 30, 2009, taking into consideration the cost of the investment, market participant inputs, non-binding offers made by third parties, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments. The primary quantifiable market risk associated with our Aceras’ assets is sensitivity to changes in interest rates. Based on our analysis as of September 30, 2009, assuming a 100 basis point increase in interest rate, we estimated the reduction of pre-tax income for the 12-month period following September 30, 2009 as a result of change in Aceras’ assets value to be approximately $3.0 million.

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

          At September 30, 2009, we owned warrants valued at $7.7 million in a single issuer which represents 12% of our financial instruments value and $30.0 million in merchant banking investments (Aceras) in a single issuer (Huxley) which is 48% of our financial instruments value.

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

          The following constitute our material pending legal proceedings as of the date of this report:

Rodman & Renshaw, LLC, et al. v. Matthew N. Murray

          In October 2006, we, as claimant, filed a statement of claim with FINRA against Matthew N. Murray (“Murray”), a former research analyst whom we terminated on March 2, 2006 for engaging in unprofessional conduct (the “FINRA Action”). The petition asserted claims for defamation, tortious interference with business relations, breach of fiduciary duty, conversion, breach of contract, and prima facie tort. We sought compensatory damages of at least $10 million, plus punitive damages of at least $15.0 million, together with certain injunctive relief. The claims related to wrongful activities allegedly undertaken by Murray.

          Contemporaneously with the FINRA Action, we and our senior officers filed an action (the “SDNY Action”) in the U.S. Federal District Court for the Southern District of New York (Rodman & Renshaw, LLC, John Borer, Edward Rubin, Michael Vasinkevich, and Wesley K. Clark v. Mathew N. Murray, U.S. District Court, Southern District of New York, 06 CV 8210 (WHP)), alleging various claims for trademark dilution, trademark infringement, cybersquatting, cyberpiracy, and false designation of origin as a result of various websites allegedly created by or at the instance of Murray using, among other things, the given names and surnames of certain of our principals and high ranking employees. The SDNY Action, among other things, sought permanent injunctive relief restraining Murray from continuing the acts complained of, as well as compensatory and punitive damages, each in the amount of at least $10.0 million. On October 6, 2006, we and the other plaintiffs moved for a temporary restraining order and preliminary injunction seeking an order enjoining Murray from continuing to maintain the offending websites and directing that the sites be taken down and the domain names transferred to us and to the other plaintiffs. Murray signed an order on October 10, 2006, effectively agreeing to all of our demands, which document was so-ordered by the Court on October 11, 2006. Murray filed an answer and counterclaims for breach of contract, defamation, and declaratory relief, seeking at least $1.0 million each in compensatory damages and punitive damages in an amount to be determined at trial. Murray also alleged that he was promised an option to purchase two percent “of Rodman” for “book value.”

          In April 2007, the statement of claim in the FINRA Action was amended to include the claims first set forth in the complaint in the SDNY Action and to include the individual plaintiffs in the SDNY Action as additional claimants in the FINRA Action.

          Trial hearings in the FINRA Action concluded in August 2009. On September 18, 2009 the FINRA Panel issued its rulings sustaining our claims for defamation, tortious interference, breach of fiduciary duty, conversion, breach of contract and prima facie tort and denying each of Murray’s claims. A hearing on our damages claims is scheduled to commence during the fourth quarter.

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

          By letter dated April 10, 2006, FINRA advised us that it was reviewing matters related to the circumstances surrounding the termination of Murray and requested that we produce documents in connection with that review. By letter dated April 11, 2006, FINRA withdrew its request, to avoid regulatory duplication, upon learning that the SEC was also reviewing the same events. However, in 2007 we received certain letters from FINRA requesting certain information, documentation and interviews. We produced all information and documentation requested, complied with the request for interviews and cooperated fully with FINRA’s investigation. We have not received any further communication from FINRA related to Murray since December 2007.

Item 1A. Risk Factors

          Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2009, as amended. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. Other than as described below, there have been no material changes to the risk factors contained in our annual report.

Our results may be adversely affected in future periods by the volatility of securities in our portfolio.

          We may engage in large block trades in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. Any downward price movement in these securities could result in a reduction of our revenues and profits in the future. At September 30, 2009, we owned warrants valued at $7.7 million in a single issuer which represented approximately 12% of our financial instruments value. This issuer has a history of significant volatility in the price of it common stock which may impact the value of our portfolio in future periods.

Item 5. Other Information

          On October 30, 2009, our employment agreements with each of, John J. Borer III, Edward Rubin and Michael Vasinkevich, our Chief Executive Officer, Head of Investment Banking and Vice Chairman, respectively, were amended and modified to extend the term of employment for one year, through March 31, 2011.

Item 6. Exhibits

Exhibit No.	Description

10.1	Amendment to Employment Agreement with John J. Borer III *

10.2	Amendment to Employment Agreement with Edward Rubin *

10.3	Amendment to Employment Agreement with Michael Vasinkevich *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2009

RODMAN & RENSHAW
CAPITAL GROUP, INC.

By:	/s/ Edward Rubin

Name: Edward Rubin
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David J. Horin

Name: David J. Horin
Title: Chief Financial Officer
(Principal Financial Officer)