Form 10-K
period 2009-12-31
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2010-03-16
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
                    Yes     ☐     No     ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒     No     ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☐     No     ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

          Large Accelerated Filer     ☐     Accelerated Filer     ☐     Non-accelerated Filer     ☐     Smaller Reporting Company      ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No     ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒     No     ☐

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $20,500,000.

          The number of shares outstanding of the registrant’s common stock, $.001 par value, as of March 16, 2010 was 35,349,445 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          The information in response to Part III, Items 9, 10, 11, 12 and 13 of this Report are incorporated herein by reference to the Registrant’s Definitive Proxy Statement, to be filed on or before April 30, 2010, with respect to its 2010 Annual Meeting of Stockholders.

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

Overview

          We are a full-service investment bank dedicated to providing corporate finance, strategic advisory and related services to public and private companies across multiple sectors and regions. We also provide research and sales and trading services primarily to institutional investors. We are the leader in the PIPE (private investment in public equity) and RD (registered direct offering) transaction markets. We have been ranked the #1 Placement Agent by deal volume of PIPE and RD financing transactions completed every year since 2005. The sectors that we currently serve include life science/healthcare, energy, metals/mining, financial services and cleantech and the regions we currently serve include the United States and China. Our primary product and service offerings include financing transactions, including private placements and public offerings. We also provide research and sales and trading services to institutional investors.

          In October 2007, we consummated an underwritten public offering (the “October 2007 financing”) of our common stock, which generated net proceeds of $36.3 million. Our stated plan was to use the net proceeds to:

(i)	broaden our presence in the life science sector;

(ii)	establish integrated investment banking platforms to service other sectors of the economy that, like biotechnology, have significant and recurring capital needs;

(iii)	expand our product base to include other financing alternatives, such as underwritten public offerings, and to increase our strategic advisory capability;

(iv)	develop a principal transaction investment platform that leverages off of our expand our sector expertise; and

(v)	establish a physical presence in key markets in the United States and internationally.

          We used proceeds from the October 2007 financing to consummate the following transactions, each of which addressed one or more of our strategic objectives outlined above:

•

In March 2008 we acquired Miller Mathis & Co, LLC (“Miller Mathis”), a leading independent mergers and acquisitions advisor to the global steel industry. The acquisition of Miller Mathis gave us an immediate presence in a growing sector of the global economy – metals/mining. In addition, Miller Mathis’ focus is on strategic advisory services, such as mergers and acquisitions, rather than corporate finance, which historically, has been our strength. Finally, the acquisition gave us the opportunity to apply our financing know-how to another large sector of the economy that has significant and recurring capital needs.

•

In June 2008 we acquired COSCO Capital Management LLC (“COSCO”), a leading private investment bank focused on the energy sector. Like the acquisition of Miller Mathis, the acquisition of COSCO gave us an immediate presence in a significant and growing sector of the global economy with recurring capital needs. In addition, COSCO’s focus has been on arranging private financing transactions; it did not have expertise in other types of financing transactions that we specialize in such as PIPEs (private investment in public equity), RDs (registered direct placements) and underwritten public offerings.

•

In May 2008 we formed our Global Capital Markets (GCM) Group to broaden and deepen our capabilities to structure, lead and place offerings in the public capital markets. Our GCM professionals work together with our investment bankers to develop the appropriate financing structure and vehicle for our clients. Our GCM capabilities include initial public offerings (IPOs); follow-on public offerings, dual listings, closed-end funds and special purpose acquisition corporations (SPACs). The GCM Group executes all registered offerings in which we participate as an underwriter. It targets institutional investors and high net worth individuals in the United States, Europe, Asia and the Middle East.

•

In May 2008 we formed Aceras BioMedical LLC (“Aceras BioMedical”), a joint venture with an established team of biotech research and investment specialists, to make principal investments in promising products and early-stage companies in the biotechnology and life science sectors.

Business Environment

          Market conditions and valuations for companies in the life science sector and other sectors in which we are active, as well as general market conditions, can materially affect our financial performance. From mid-2007 through the first quarter of 2009, declining valuations, extreme volatility and lack of liquidity in certain sectors of the capital markets, notably the life science sector, as well as a slowing of economic growth generally led to declines in financing activity, smaller financing transactions, and a resulting decline in our revenue. Beginning in the second quarter of 2009, market conditions improved as evidenced by an increased number of financing transactions and an increase in the size of the transactions.

          Although on September 15, 2009, Ben Bernanke, the Chairman of the Federal Reserve Bank, announced that the recession in the United States had ended and the recovery had begun, it is not possible to predict the breadth or depth of the recovery or whether it is even sustainable. It is also difficult to forecast whether the recent improvement in market conditions will continue and for how long. Despite these concerns, we remain cautiously optimistic about our prospects. This optimism is based on our performance and that of the financial markets over the last nine months. In addition, we are not burdened with exposure to commercial paper or real estate risk and hold no investments in structured products or vehicles that have undergone client revaluations, such as collateralized debt obligations and credit default swaps. On the other hand, the nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year-to-year and quarter-to-quarter depending on whether and when transactions are completed and the number, size and type of transactions completed.

(b) Financial Information about Industry Segments

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

(c) Narrative Description of Business

          Our business consists of: (a) investment banking, which includes corporate finance and strategic advisory services; (b) sales and trading; (c) equity research; and (d) principal transactions.

          Investment Banking

          Our investment banking professionals focus on providing corporate finance and strategic advisory services to public and private companies. As of December 31, 2009, our investment banking group consisted of 16 senior managing directors and managing directors, who focus on originating, structuring and placing transactions. A significant majority of our investment banking revenues is earned from public companies with a market capitalization below $500 million. We aim to provide these companies with capital origination services and strategic advice throughout their various stages of development.

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

          In 2009, we completed 102 financing transactions which raised in excess of $2.5 billion and generated in excess of $90.4 million of investment banking revenues. In a majority of these transactions we were either the lead investment bank or the only investment bank. In addition, we are a recognized industry leader in PIPE and RD financing transactions. From January 1, 2003 through December 31, 2009, we executed an aggregate of 317 PIPE and RD financing transactions which raised in excess of $5.1 billion.

          Strategic Advisory Services

          We also provide strategic advisory services on a broad range of transactions including mergers, acquisitions and asset sales. We are involved at each stage of these transactions, from initial structuring to final execution.

          Sales and Trading

          As of December 31, 2009, our sales and trading unit included five sales people, four sales traders and three traders. They focus on executing trades for institutional investor clients in the United States and Europe. As of December 31, 2009, we were a market-maker for 320 stocks.

          Equity Research

          As of December 31, 2009, our research department included ten senior analysts: four who cover the life science sector; one who covers the metals/mining sector; one who covers the energy sector; three who cover the China sector and one who covers community banks. These senior analysts are supported by eight associate analysts. As of December 31, 2009, the research department covered 144 companies.

          Merchant Banking

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At December 31, 2009, our outstanding investment commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $15.4 million. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

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

          At our most recent conference held in Beijing, China in March 2010, we had approximately 140 presenting companies and over 1,000 attendees. Prior to that at our conference held in New York City in the fall of 2009, we had approximately 550 presenting companies and over 3,500 attendees. Our conferences emphasize “small-cap” and “mid-cap” companies and bring together company executives, scientists, industry specialists, venture capitalists and other institutional investors and feature company presentations, panel discussions and one-on-one meetings between company managements and investors.

Our Business Strategy and Model

          Our business strategy is to provide corporate finance, strategic advisory and related services to companies that have significant recurring capital needs due to their growth and development strategies. Currently, we focus primarily on four sectors:

•	life sciences, including biotechnology, medical device, pharmaceutical and healthcare services companies;

•	metals and mining, including steel (manufacturing and distribution) and natural resource exploration companies;

•	energy, including oil and gas and alternative energy companies; and

•	China based companies that are, or desire to become, public in the United States.

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

          PIPE and RD financing transactions, as alternatives to public follow-on offerings, have grown significantly in recent years. Sagient Research Systems, the leading provider of research, data, and analytics covering PIPE and RD financing transactions, and a widely quoted and used industry resource, publishes “PlacementTracker,” which aggregates PIPE and RD financing transactions together for the purposes of its league tables and other statistical data.

          We completed our first PIPE and RD financing transactions in 2002 and since then have become a leader in this space. The table below sets forth the number of PIPE and RD transactions completed by us and the dollars raised by us in those transactions from 2003 to 2009 as well as the total industry-wide number of transactions and dollars raised during these periods. The statistical data in the table below is derived from data published by PlacementTracker.

	Rodman & Renshaw			Industry-Wide

Period	Number of Transactions	Dollars Raised (in millions)		Number of Transactions	Dollars Raised (in millions)

2003	31	>$	400	1,456	>$	19,100
2004	38	>$	590	2,001	>$	21,600
2005	29	>$	460	2,171	>$	28,000
2006	45	>$	850	1,622	>$	31,200
2007	53	>$	930	1,623	>$	86,600
2008	44	>$	580	1,153	>$	123,800
2009	77	>$	1,233	1,019	>$	38,400

          According to PlacementTracker, in each of calendar years 2003, 2005, 2006, 2007, 2008 and 2009, we were the leading investment bank in terms of the aggregate number of PIPE and RD financing transactions completed, and in calendar year 2004 we were the number two investment bank in terms of the aggregate number of PIPE and RD financing transactions completed.

          We believe there is a significant opportunity for continued growth in this space given issuers’ continuing desire to identify and pursue faster and less costly financing alternatives to traditional follow-on public offerings and institutional investors’ continuing interest in participating in these financing transactions.

Competitive Strengths

          Sector Focus

          We believe that our focus on a limited number of large sectors with recurring capital needs is a competitive advantage. This focus manifests itself in the form of an integrated investment banking platform that includes specialists in the areas of corporate finance, strategic advisory services, research and trading and institutional sales. We believe this specialization produces a combination of investment banking and technical expertise, allowing us to better understand and service the strategic and financing needs of our clients and deliver differentiated advice that our clients require and appreciate when addressing complex financing issues and making important strategic decisions.

          Experienced Professionals with Deep Knowledge and Broad Skills

          We have created an entrepreneurial, performance-oriented corporate culture that attracts professionals who share a reputation for sector expertise, strong execution skills and a history of successful transactions. We are led by a team of professionals with extensive track records of success in arranging and executing various types of financing transactions.

          Strong Client Relationships

          We emphasize developing and nurturing long-term relationships with both issuers and investors, including hedge funds, venture capital funds and private equity funds. This has expanded our distribution and placement capabilities, enabling us to raise significant amounts of capital for our issuer clients. We strive to build long-term relationships with our issuer clients by providing services appropriate to each stage of a company’s development. We provide our clients with frequent and consistent interaction with our senior professionals, who are actively involved in all stages of our client engagements. We believe that the high levels of expertise and client trust we have developed have been significant factors contributing to our growth and have enabled us to generate significant repeat business. In 2009, 2008, 2007, 2006 and 2005, approximately 41%, 66%, 38%, 34% and 44%, respectively, of our investment banking transactions were executed with repeat clients.

          Unleveraged Balance Sheet

          As of December 31, 2009, we had total assets of $94.9 million and stockholders’ equity of $75.4 million. Most importantly, we are debt-free. We believe that our unleveraged financial position will allow us to successfully compete for new client engagements, consummate acquisitions and expand our underwriting business.

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

Government Regulation

          Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of participants in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. R&R, our wholly-owned subsidiary, is registered as a broker-dealer with the SEC and FINRA and in 49 states. Accordingly, R&R is subject to regulation and oversight by the SEC and FINRA, a self-regulatory organization, which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms. State securities regulators also have regulatory or oversight authority over R&R. Our business may also be subject to regulation by foreign governmental and regulatory bodies and self-regulatory authorities in other countries.

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

          The research areas of investment banks have been and remain the subject of increased regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in Sarbanes-Oxley Act of 2002 (“SOX”), the SEC, the New York Stock Exchange (“NYSE”), NASDAQ and FINRA adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. In addition, in 2003 and 2004, a number of securities firms in the United States reached a settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into their equity research analysts’ alleged conflicts of interest. Under this settlement, to which we were not a party, the firms have been subject to certain restrictions and undertakings. In addition, the settlement imposes restrictions on the interaction between research and investment banking departments, and these securities firms are required to fund the provision of independent research to their customers. In connection with the research settlement, the firms also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in public offerings to executives and directors of public companies. The SEC has proposed amendments to Regulation M that would further affect the manner in which securities are distributed and allocated in registered public offerings, and FINRA has proposed similar rulemaking in this area. We cannot fully predict the practical effect that such restrictions or measures will have on our business. Furthermore, the SEC, the NYSE, NASDAQ and FINRA may, in the future, adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest in the future.

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

          During 2009, 2008, 2007 and 2006, we have received ongoing inquiries from FINRA relating to our participation in resale registration offerings that register securities placed in private placement financing transactions in which we acted as placement agent. The inquiries have focused on whether the offerings contemplated by such resale registration statements are subject to the filing requirements set forth in Rule 5110 of FINRA Conduct Rules (“Rule 5110”) and FINRA Notice to Members 88-101 and related Regulation M matters. A Rule 5110 filing seeks approval from FINRA as to the fairness of the compensation received, or to be received, by a member in a financing transaction covered by the rule. The rule generally covers a member that is “participating” in a public offering, the definition of which is currently the subject of industry discussion and debate. We have responded to each such inquiry, and to our best knowledge, such responses have been to the satisfaction of the inquiring party. We expect that FINRA may seek further information from us. We have never been advised by FINRA that we are, or were, a target in connection with any inquiry or investigation relating to Rule 5110.

Risk Management and Compliance

          Risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and expose participants to a variety of risks. The principal risks we face are market, liquidity, legal, reputation and operational risks. We consider risk management to be of paramount importance in our day-to-day operations. Consequently, we devote significant resources, including investments in personnel and technology, to the measurement, analysis and management of risk. While risk cannot be eliminated, we seek to mitigate it through a strong internal control environment, with multiple overlapping and reinforcing elements. We developed policies and procedures to identify, measure and monitor the risks involved in our sales and trading, principal transactions and investment banking activities. We apply sound practical judgment before transactions occur to ensure appropriate risk mitigation is in place. We accomplish this objective by allocating the use of capital to each of our business units, establishing trading limits and setting credit limits for individual counterparties.

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

Employees

          As of December 31, 2009, we had approximately 114 full-time employees, of which all but nine are based in our principal offices in New York City. We are not a party to any collective bargaining agreements and we have not had any work stoppages. We consider our relations with our employees to be good.

Corporate Information

          Our principal executive office is located at 1251 Avenue of Americas, 20th Floor, New York, New York 10020, and our telephone number is (212) 356-0500. We also have an office in Houston, Texas. Our corporate website address is www.rodm.com. Information contained on our website is not incorporated by reference into this Report and you should not consider information contained on, or accessible through, our website as part of this Report.

(d) Financial Information About Geographic Areas

          In 2009 and 2008, RRCG derived certain revenues from business outside of the United States; however, such revenues were not material. Financial information concerning RRCG’s operations is reported in Item 8, Financial Statements and Supplementary Data.

(e) Available Information

          Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments are available on the SEC’s internet website at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 Fifth Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. As noted above, the SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

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

Risks Related to Our Business

We have limited cash and cash equivalents and rely on cash flow from operations to operate our business.

          At December 31, 2009 we had cash and cash equivalents of approximately $15.5 million. Our capital requirements have been and will continue to be significant. Historically, we have relied upon cash flow from operations to fund our working capital needs. In light of current market and economic conditions it is difficult, if not impossible, to predict the timing or likelihood of generating revenues. In the event that we do not generate adequate cash flow from operations to fund our working capital needs we will need to raise working capital through a debt or equity financing, if available, or curtail operations.

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

          In 2009 and 2008, 53% and 59%, respectively, of our revenues were derived from the life science sector. Although this percentage may decrease over time, we anticipate that the life science sector (primarily biotechnology companies) will continue to account for a large portion of our revenues in the foreseeable future. The life science sector is known for its volatility due to a number of factors including the following:

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

We derive a significant portion of our revenues from China based companies which could be adversely effected by changes in the political and economic policies of the government of the Peoples Republic of China (PRC).

          Our China based revenue is principally derived from companies that are listed on, or seek listing on, a US exchange. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity, greater economic decentralization and globalization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time, with or without notice. Further, the China region and markets may experience volatility, political turmoil, uncertainty or difficult economic or market conditions that differ from those in the U.S. Any of these changes could negatively impact our current business and our expansion plans within the China region which could have a negative impact on our revenues and results of operations.

Our growth may depend on our ability to complete acquisitions and integrate operations of acquired businesses and personnel.

          We deployed a significant portion of the net proceeds of the October 2007 financing to acquire businesses and to hire additional personnel. We cannot assure you that any of the transactions that we have already completed or that we may complete in the future will be successful and we may not realize the anticipated benefits of these transactions. In fact, these transactions may cause margin fluctuation or otherwise have a material adverse effect upon our operating results.

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

A principal investing platform, in which we will invest our own capital, will expose us to a significant risk of capital loss.

          Principal investing involves numerous risks, including illiquidity, loss of invested capital and revaluation. In the past, we have used a portion of our own capital in a variety of principal investment activities, including purchasing “shell” companies to be used in connection with future financing transactions. From time to time we also purchase securities offered in financing transactions for which we are acting as placement agent. We also hold a portfolio of equity securities, including stock and warrants that we received as part of our compensation in connection with investment banking assignments. As of December 31, 2009 we had an outstanding investment commitment of $15.4 million to Aceras BioMedical, which will use those funds to purchase promising compounds or equity securities in early stage companies in the life science and/or biotechnology sectors and its operating budget. Other principal investing activities may involve purchasing securities in other high-risk financings of early-stage, pre-public, or distressed companies. These securities are likely to be restricted as to resale and may in any event, be highly illiquid. For example, in the case of investments in marketable securities, principal investments could be significant relative to the overall capitalization of the company in which we invest. Resale of a significant amount of these securities might adversely affect their market and/or sales price. Moreover, the companies in which we invest may rely on new or developing technologies or novel business models or concentrate on markets which have not yet developed and which may never develop sufficiently to support successful operations. Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that general market conditions will not cause the market value of our investments to decline. For example, an increase in interest rates, currency fluctuations, a general decline in the stock markets, or other market conditions adverse to companies of the type in which we may invest could result in a decline in the value of our investments or a total loss of our investment. This could materially and adversely impact our financial results and the price of our common stock.

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

          We derive most of our revenues from investment banking engagements, including placement agent and underwriting fees and strategic advisory fees, which also have higher profit margins than our other categories of revenue. For the years 2009 and 2008, investment banking transactions accounted for 68% and 84%, respectively, of our revenues excluding principal transactions. From January 1, 2003 through December 31, 2009, our corporate finance transactions ranged from $1.0 million to $171.0 million.

          Our future growth still largely depends on our ability to generate significant placement agent and underwriting fees. To do so, we must: (i) continue to build up our expertise in the life sciences, metals/mining, energy and China sectors and consider expansion into new sectors; (ii) increase the volume of corporate finance transactions in which we act as sole or lead manager; and (iii) actively solicit engagements for larger transactions. Significant factors affecting this strategy include our relatively small size and competition from larger investment banks. We cannot assure you that we will be able to compete effectively for new investment banking engagements. If we are unable to increase our investment banking revenue, our rate of growth will be adversely affected, which may cause the price of our common stock to decline.

Our future success depends on our ability to continue to expand our investment banking services into sectors of the economy other than biotechnology.

          For the years 2009 and 2008, investment banking revenues from companies in sectors other than biotechnology and life science were 47% and 41%, respectively, of our total investment banking revenues. Since we did not have any particular expertise in sectors other than biotechnology prior to the second quarter of 2008, we relied, in part, on our relationships with institutional investors and private equity funds to introduce us to companies that need capital and on our own ability to identify opportunities to which we can apply our corporate finance know-how. We cannot assure you that we will be able to continue to receive referrals from institutional investor sources or that our recent expansion into the metals/mining and energy sectors will result in additional investment banking revenues.

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

          Our investment banking engagements are usually transaction specific as opposed to long-term engagements. As such, we must continually seek new engagements even from companies that have engaged us in the past. For this reason, we believe it is important to nurture strong relationships with our clients. Although we have been successful in securing repeat engagements from clients in the past, we cannot assure you that this trend will continue. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from new or existing clients, our business, results of operations and financial condition could be adversely affected.

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

          We currently have employment agreements with each of Messrs. Vasinkevich, Rubin and Borer, which expire on February 28, 2011. Each employment agreement then renews automatically for an unlimited number of one-year periods until either party gives a 90-day non-renewal notice. If the executive’s employment terminates for any reason, he is subject to a covenant that prohibits him from competing with us for a period of one year from the date of termination. We cannot assure you that one or more of Messrs. Vasinkevich, Borer and Rubin will not resign, join a competitor or form a competing company or that the non-competition provisions in their employment agreements are enforceable.

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

          The target for our total compensation and benefits expense is currently 55% to 60% of total consolidated revenues. This target includes equity, equity-based incentives, amortization of forgivable loans and other non-cash employee benefits. Our reliance on equity and equity-based incentives for a significant portion of the compensation package we pay to our senior executives may not be effective, especially if the market price of our common stock declines. This compensation policy could adversely impact the overall compensation our key employees, including our senior executive officers and managing directors, may receive. Our senior executives and managing directors may receive less compensation under this formula than they otherwise would receive at other firms, which would make it more difficult for us to retain our key employees, including our senior executives and managing directors, and attract new key employees.

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

          We outsource various aspects of our technology infrastructure, including data centers, disaster recovery systems, and wide area networks, as well as most trading applications. We depend on our technology providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have experienced disruptions on occasion, none of which has been material to our operations or results. However, we cannot assure you that future disruptions with these providers will not occur or that their impact would not be material.

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

          In connection with our conversion from a limited liability company to a corporation, we entered into agreements that provide for us to indemnify our former members against certain tax liabilities relating to periods before we effected the Exchange. If we are required to make payments under these indemnification agreements, our financial condition could be adversely affected.

Difficult market conditions can adversely affect our business in many ways, which could materially reduce our revenue or income.

          Our business, operating results and financial condition has been materially and adversely affected by adverse conditions in the global financial markets and adverse economic conditions throughout the world since the third quarter of 2007. 2008 was particularly difficult, marked by the failure or near failure of a number of large and prestigious firms in the financial services industry. Although market conditions improved in 2009 and the U.S. economy has begun to recover, we cannot predict the timing, length or extent of any economic recovery. We have no control over the political events and the global and local economic developments that influence market conditions and dynamics.

          Our revenues are directly related to the volume and value of investment banking transactions in which we are involved. During periods of unfavorable market or economic conditions, such as those that existed throughout 2008 and the first quarter of 2009, the volume and size of these transactions decreased, thereby reducing the demand for our services and increasing price competition among financial services companies seeking those engagements. In addition, weakness in equity markets and diminished trading volume of securities adversely impacted our sales and trading business. Finally, the general decline in the value of securities adversely impacted our investment portfolio. The impact of these factors was exacerbated by our fixed costs and our inability to scale back other costs within a time frame sufficient to match any decreases in revenue relating to market and economic conditions.

Significantly expanded corporate governance and public disclosure requirements may result in fewer public offerings and discourage companies from engaging in capital market transactions, which may reduce the number of investment banking opportunities available for us to pursue.

          Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted the U.S. Congress, the SEC, NYSE and NASDAQ to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forego public offerings or elect to be listed on foreign markets, our underwriting business may be adversely affected. In addition, provisions of the SOX and the corporate governance rules imposed by self-regulatory organizations and stock exchanges have diverted the attention of many companies away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that either are or are planning to become public companies are incurring significant expenses in complying with the SEC reporting requirements relating to internal controls over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

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

Risks Related to Our Common Stock

We cannot assure you that an active trading market for our common stock will continue. Any decrease in trading volume could make it more difficult for you to liquidate your position in a timely fashion.

          Since October 16, 2007, our common stock has been listed on the NASDAQ Global Market, trading under the symbol “RODM”. Since then, there have periods when our stock was thinly traded. We cannot assure you that an established and liquid trading market for our stock will continue. Accordingly, investors should consider the potential lack of liquidity and the long-term nature of an investment in our common stock prior to investing.

The market price of our common stock may be volatile.

          Since October 16, 2007, the day our stock commenced trading on the NASDAQ Global Market, through March 15, 2010, the closing sales price of our common stock has fluctuated from $6.35 to $0.19. This wide range could be attributable to a number of factors including one or more of the following:

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

If we are unable to satisfy Nasdaq’s maintenance requirements, including a bid price of not less than $1.00, our common stock may be delisted from Nasdaq, which could impair the liquidity and the value of our common stock.

          While the shares of our common stock currently satisfy Nasdaq’s continued listing requirements, there were periods during the past year when the price of a share of our common stock fell below $1.00, the minimum required for continued listing on Nasdaq. Other continued listing requirements include: (i) a minimum of $2,500,000 in stockholders equity, or $35,000,000 in market capitalization, or $500,000 in net income for either the last fiscal year, or two out of the last three fiscal years; (ii) a minimum 500,000 shares in the public float valued at $1,000,000 or more; (iii) a minimum of two active market makers; and (iv) a minimum of 300 holders. If we are unable to satisfy Nasdaq’s maintenance requirements, our securities may be delisted from The Nasdaq Global Market. We cannot assure you that we will be able to continue to satisfy any or all of these criteria. If we fail to meet any on of these criteria, our stock could be delisted from Nasdaq, in which case it would be quoted on the Over the Counter Bulletin Board. The OTC Bulletin Board is not an exchange and is, thus, a less liquid market. Many institutional investors are precluded from holding securities that are listed on the Bulletin Board and, for that reasons, many analysts do not cover stocks that are quoted on the Bulletin Board. As a result, the liquidity of our stock would be impaired making it more difficult for stockholders to trade their shares on a timely basis.

If securities analysts do not publish research or reports about our industry or if they downgrade us or our sector, the price of our common stock could decline.

          The trading market for our common stock may depend, in part, on research and reports that industry or financial analysts publish about us or our industry. Negative reports about us or the financial services industry could have an adverse impact on the price of our stock. In addition, while the financial services industry receives extensive coverage, our stock only receives limited coverage, which may also adversely impact liquidity. In addition, given the limited coverage of our stock, one negative report could have a disproportionate impact on the price of our stock.

Provisions of our organizational documents may discourage an acquisition of us, which could adversely impact the price of our common stock.

          Our organizational documents contain provisions that may impede the removal of directors and may discourage a third party from making a proposal to acquire us. Our Board of Directors has the ability to take defensive measures that could impede or thwart a takeover such as, under certain circumstances, adopting a poison pill or causing us to issue preferred stock that has greater voting rights than our common stock. If a change of control or change in management that our stockholders might otherwise consider to be favorable is prevented or delayed, the market price of our common stock could decline.

We are controlled by a limited number of stockholders whose interests may differ from those of our other stockholders.

          As of March 15, 2010, our largest stockholder, Paul Revere, LLC (“Revere”), owns approximately 36% of our outstanding common stock. Revere is owned one-third by Edward Rubin, our Chief Executive Officer and President, and a trust for the benefit of certain members of his family, and two-thirds by a trust, the beneficiaries of which are the wife and children of Michael Vasinkevich, our Vice Chairman. In addition, our other senior executive officers collectively own approximately 7% of our common stock. As a result, our public stockholders have limited influence over the election of directors, management, company policies or major corporate decisions that require the consent of stockholders owning a majority of our issued and outstanding shares of common stock, such as mergers, consolidations and the sale of all or substantially all of our assets. This could adversely impact the market value of our common stock.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          Our corporate headquarters are located in New York City on the 20th floor at 1251 Avenue of the Americas, where we sublease 40,300 square feet under a lease that expires in October 2013. In addition, we have an office in Houston, TX.

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

          The following constitute our material pending legal proceedings as of the date of this Report:

Rodman & Renshaw, LLC, et al. v. Matthew N. Murray

          In October 2006, we, as claimant, filed a statement of claim with FINRA against Matthew N. Murray (“Murray”), a former research analyst whom we terminated on March 2, 2006 for engaging in unprofessional conduct (the “FINRA Action”). The petition asserted claims for defamation, tortious interference with business relations, breach of fiduciary duty, conversion, breach of contract, and prima facie tort. We sought compensatory damages of at least $10.0 million, plus punitive damages of at least $15.0 million, together with certain injunctive relief. The claims related to wrongful activities allegedly undertaken by Murray.

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

          Trial hearings in the FINRA Action concluded in August 2009. On September 18, 2009 the FINRA Panel issued its rulings sustaining our claims for defamation, tortious interference, breach of fiduciary duty, conversion, breach of contract and prima facie tort and denying each of Murray’s claims. A hearing on our damages claims commenced during the fourth quarter of 2009 and is ongoing.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market Price of Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is listed on the NASDAQ Global Market and traded under the symbol “RODM.” The following table sets forth for the periods indicated the high and low sales prices per share for our common stock, as reported on NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Sales Closing Price

	High	Low

2009
First Quarter	$1.10	$0.19
Second Quarter	1.04	0.29
Third Quarter	6.35	0.98
Fourth Quarter	6.16	3.22

2008
First Quarter	3.25	1.57
Second Quarter	2.19	1.40
Third Quarter	2.55	1.40
Fourth Quarter	1.66	0.86

          As of March 10, 2010, we had approximately 265 stockholders of record.

          We have never declared or paid cash dividends on our common stock. We currently intend to retain earnings to finance its ongoing operations and it does not anticipate paying cash dividends in the foreseeable future. Future policy with respect to payment of dividends on the common stock will be determined by our Board of Directors based upon conditions then existing, including our earnings and financial condition, capital requirements and other relevant factors.

          Information concerning our equity compensation plans required by Item 201(d) of Regulation S-K appears in Note 12 to our Consolidated Financial Statements and will be in Part III, Item 10 when filed.

Unregistered Sales of Equity Securities.

                    None.

STOCKHOLDER RETURN PERFORMANCE GRAPH

          Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock, based on the market price of the Company’s Common Stock with the total return of the Standard & Poor’s 500 and Standard & Poor’s 500 Financials Indices for the two year period (the Company has only been a public company for two full years) commencing January 1, 2008 and ending December 31, 2009. The calculation of total cumulative return assumes a $100 investment in the Company’s Common Stock, the Standard & Poor’s 500 and the Standard & Poor’s 500 Financials Indices and the reinvestment of all dividends.

	2007	2008	2009

Rodman & Renshaw Capital Group, Inc.	100	26	125
S&P 500	100	63	80
S&P 500 Financials	100	45	52

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

          The following table summarizes our selected historical consolidated financial data for the periods and at the dates indicated. You should read this information in conjunction with our audited consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Form 10-K. We derived our selected historical consolidated financial data as of December 31, 2009, 2008, 2007, 2006 and 2005 and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, from our audited consolidated financial statements. The results of operations for certain businesses that the Company no longer owns are reported as discontinued operations.

Amounts in Thousands, Except Per Share Amounts	Year Ended December 30,

	2009	2008	2007	2006	2005

Revenues:
Investment banking	$90,433	52,473	55,829	43,081	17,887
Merchant banking	36,018	—	—	—	—
Commissions	4,423	6,492	6,914	5,161	2,429
Conference fees	1,598	2,395	2,472	2,093	1,488
Principal transactions	(512)	(13,048)	3,872	10,809	7,367
Interest and other income	265	876	883	187	102

Total revenues	132,225	49,188	69,970	61,331	29,273

Operating expenses:
Compensation and benefits	62,437	34,639	41,333	25,889	15,345
Conference expense	3,379	6,223	5,903	4,748	3,673
Professional and consulting	7,450	6,276	4,731	6,181	1,492
Communication and market research	2,750	2,646	1,981	1,452	671
Business development	2,228	2,926	3,006	1,880	765
Impairment of goodwill	1,327	21,719	376	—	—
Other	10,574	9,714	4,566	4,121	2,423

Total operating expenses	90,145	84,143	61,896	44,271	24,369

Operating income (loss)	42,080	(34,955)	8,074	17,060	4,904
Interest expense	—	—	3,772	—	—

Income (loss) before income taxes	42,080	(34,955)	4,302	17,060	4,904
Income tax (expense) benefit	3,913	(2,482)	440	(880)	(395)

Net income (loss)	45,993	(37,437)	4,742	16,180	4,509
Less: Net income to non-controlling interest	18,695	—	—	—	—

Net income (loss) from continuing operations	27,298	(37,437)	4,742	16,180	4,509
Net income (loss) from discontinued operations	—	—	17	338	—

Net income (loss) to common stockholders	$27,298	(37,437)	4,759	16,518	4,509

Unrealized (loss) gain on investments, net of tax	—	—	(141)	1,002	—
Reclassification adjustment for realized gain on investments	—	141	(1,002)	—	—

Comprehensive income (loss)	$27,298	(37,296)	3,616	17,520	4,509

Basic income (loss) per common share:
From continuing operations	$0.77	(1.12)	0.21	0.89	0.25
From discontinued operations	—	—	0.00	0.02	—

Net income	$0.77	(1.12)	0.21	0.91	0.25

Diluted income (loss) per common share:
From continuing operations	$0.73	(1.12)	0.20	0.88	0.25
From discontinued operations	—	—	0.00	0.02	—

Net income	$0.73	(1.12)	0.20	0.90	0.25

Weighted average common shares outstanding:
Basic	35,588	33,375	23,039	18,160	18,160

Diluted	37,399	33,375	24,024	18,485	18,160

Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,546	21,754	54,834	10,387	1,946
Financial instruments owned, at fair value	$56,156	13,872	9,011	14,156	2,460
Total assets	$94,886	47,682	71,872	38,106	9,682
Total liabilities	$19,445	17,148	11,104	16,080	1,378
Common stockholders’ equity	$63,382	30,535	60,768	22,026	8,304

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Report.

Overview

          We are a full-service investment bank dedicated to providing corporate finance, strategic advisory and related services to public and private companies across multiple sectors and regions. We also provide research and sales and trading services to institutional investors. We are the leader in the PIPE (private investment in public equity) and RD (registered direct offering) transaction markets. We have been ranked the #1 Placement Agent by deal volume of PIPE and RD financing transactions completed every year since 2005. The sectors that we currently serve include life science/healthcare, energy, metals/mining, financial services and cleantech and the regions we currently serve include the United States and China. Our primary product and service offerings include financing transactions, including private placements and public offerings. We also provide research and sales and trading services to institutional investors.

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

          Although on September 15, 2009, Ben Bernanke, the Chairman of the Federal Reserve Bank, announced that the recession in the United States had ended and the recovery had begun, it is not possible to predict the breadth or depth of the recovery or whether it is even sustainable. It is also difficult to forecast whether the recent improvement in market conditions will continue and for how long. Despite these concerns, we remain cautiously optimistic about our prospects. This optimism is based on our performance and that of the financial markets over the last nine months. In addition, we are not burdened with exposure to commercial paper or real estate risk and hold no investments in structured products or vehicles that have undergone client revaluations, such as collateralized debt obligations and credit default swaps. On the other hand, the nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year-to-year and quarter-to-quarter depending on whether and when transactions are completed and the number, size and type of transactions completed.

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

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At December 31, 2009, our outstanding investment commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $15.4 million. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

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

          Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying Consolidated Statements of Operations. Equity interests in certain private equity securities and limited partnership interests are reflected in the Consolidated Financial Statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents our best estimate of exit price. Generally, the carrying values of these securities will be increased or decreased based on company performance in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices.

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

          Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are warrants, private securities, convertible notes and loans receivable received in conjunction with our investment banking and merchant banking activities and limited partnership interests.

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

Goodwill and Other Intangible Assets Impairment

          At least annually, we are required to assess goodwill for impairment by comparing the estimated fair value of the reporting unit with its net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether an impairment charge is recorded and the magnitude of such a charge. We estimate the fair value of the reporting unit based on valuation methodologies we believe market participants would use, including the market value of our common stock which we believe to be the most relevant indicator of value. A two-step test is used to determine whether goodwill is impaired. The first step is to compare our carrying value with our fair value. If our carrying value exceeds our fair value, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill. Goodwill impairment is recognized if carrying value exceeds implied fair value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable exchange listed corporations, and the trading price of our common shares.

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

          At least quarterly we evaluate the realizability of the aforementioned deferred tax assets and liabilities and evaluate the need to record or reverse a valuation allowance. The evaluation includes weighing all the available positive and negative evidence in ascertaining whether it is “more likely than not” that its net deferred tax assets will be realized. In the first quarter of 2009, we determined that it was not “more likely than not” that our net deferred tax assets would be realized and accordingly we recorded a valuation allowance fully offsetting our net deferred tax assets reducing them to zero. $15.3 million of the the valuation allowance was released in the fourth quarter of 2009 due to, among other factors, the continued trend of improved profitability, and the historical profitability prior to the recent market upheaval, as well as the Company’s financial outlook for 2010 and beyond.

          Management on an ongoing basis, at least quarterly, evaluates our tax positions and ascertains whether those tax positions that may be uncertain require de-recognition or re-measurement. Management does not believe that the Company has any material uncertain tax position requiring de-recognition or measurement.

Results of Operations

2009 compared to 2008

          The following table sets forth the results of operations for the years ended December 31, 2009 and 2008 (in thousands of dollars):

	Year Ended

	December 31, 2009		December 31, 2008

		% of net Revenue		% of net Revenue

Revenues:
Investment banking	$90,433		52,473
Merchant banking	36,018		—
Commissions	4,423		6,492
Conference fees	1,598		2,395
Principal transactions	(512)		(13,048)
Interest and other income	265		876

Total revenues	132,225		49,188

Operating expenses:
Compensation and benefits	62,437	47.2%	34,639	70.4%
Conference fees	3,379	2.6%	6,223	12.7%
Professional and consulting	7,450	5.6%	6,276	12.8%
Occupancy and equipment rentals	3,125	2.4%	2,910	5.9%
Advertising and marketing	1,582	1.2%	809	1.6%
Communication and market research	2,750	2.1%	2,646	5.4%
Depreciation and amortization	2,282	1.7%	2,384	4.8%
Business development	2,228	1.7%	2,926	5.9%
Office supplies	677	0.5%	569	1.2%
Impairment of goodwill	1,327	1%	21,719	44.2%
Other	2,908	2.2%	3,042	6.2%

Total operating expenses	90,145	68.2%	84,143	171.1%

Income (loss) before income taxes	42,080	31.8%	(34,955)	-71.1%
Income tax expense (benefit)	(3,913)		2,482

Net income (loss)	45,993		(37,437)

Less: Net income to non-controlling interest	18,695		—

Net income (loss) to common stockholders	$27,298		(37,437)

          Operating income for the years ended December 31, 2009 and 2008 included the following non-cash expenses (in thousands of dollars):

	Year Ended

	December 31, 2009	December 31, 2008

Stock-based compensation	$5,799	5,605
Amortization of forgivable loans	1,898	777
Depreciation and amortization	2,282	2,384
Impairment of goodwill and other intangible assets	1,327	21,719

Total	$11,306	30,485

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains (or losses) on investments by Aceras BioMedical and other principal investments activity, was $36.0 million. Merchant banking revenue, net of non-controlling interest, was $17.3 million. We recognize revenue on investments in its merchant banking segment based on consolidated realized and unrealized gains (or losses) reported, including by Aceras BioMedical. The value of Aceras BioMedical’s assets was determined based on an independent valuation prepared as of December 31, 2009, taking into consideration the cost of the investment, market participant inputs, non-binding offers made by third parties, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments.

          In October 2009, we announced that BioMarin Pharmaceutical Inc. (NASDAQ: BMRN) acquired Huxley Pharmaceuticals, Inc., an Aceras BioMedical privately held portfolio company. Under the terms of the transaction, BioMarin made payments of $16 million to Huxley stockholders in 2009. An additional $6.5 million based on the final approval of the purchased compound from the European Commission will be paid in 2010. Furthermore, Huxley stockholders, which include the Company, may receive up to approximately $36 million in milestone payments if certain U.S. sales and development milestones are met in the future.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources, 1) investment banking and 2) sales and trading.

          Total revenue for 2009 was $96.2 million, representing an increase of 96% from $49.2 million in the comparable period of 2008. The increase was primarily due to a $38.0 million increase in investment banking revenue.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the years ended December 30, 2009 and 2008 (in thousands of dollars):

	Year Ended

	December 31, 2009	December 31, 2008

Revenue:
Private placement and underwriting	$83,468	43,489
Financial advisory	6,965	8,984

Total investment banking revenue	$90,433	52,473

          Investment banking revenue was $90.4 million for 2009, which included $24.2 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $52.5 million in 2008, which included $13.7 million related to warrants and notes received as compensation for activities as underwriter or placement agent at fair value:

▪

Private placement and underwriting revenue for 2009 was $83.5 million, including $24.2 million of fair value related to warrants received, compared to $43.5 million in 2008, including $13.7 million warrants and a note received. The increase in private placement and underwriting revenue is a result of increased financing activity in our targeted verticals, especially in life sciences and China, as well as increased demand for capital market offerings, including private placements, registered directs and follow-on offerings

▪	Strategic advisory fees for 2009 were $7.0 million, compared to $9.0 million in 2008.

Sales and Trading

          Commission revenues decreased by $2.1 million, or 32%, to $4.4 million for 2009, compared with $6.5 million in 2008. The decrease is attributable to a lower volume of transactions that occurred in 2009 as well as a decrease in sales and trading employees throughout the year.

Principal Transactions

          Principal transactions generated a loss for 2009 of $512,000, compared with a $13.0 million loss in 2008. The decrease in principal transaction losses was attributed to unprecedented market instability, lack of liquidity and issuer specific events in 2008.

          The following discussion of expenses will be on the combined Capital Markets and Merchant Banking expenses.

Expenses

Compensation

          Compensation expense increased $27.8 million, or 80%, while total net revenues (less net income to non-controlling interest) increased 131% for 2009. The ratio of compensation to net revenues (less net income to non-controlling interest) was 55% for 2009 as compared to 70% in 2008. The increase in compensation and benefits is attributed to our variable compensation structure, whereby the majority of compensation expense is based on revenue production. Additionally, while we sizably reduced our employee headcount as of December 31, 2009 as compared to December 31, 2008, during 2009 we made significant hires in connection with expanding our China practice, which temporarily increases compensation costs as production revenues build.

Non-Compensation Expenses

          Non-compensation expense was $27.7 million for 2009, versus $49.5 million in 2008, or 24% of net revenues (less net income to non-controlling interest) for 2009 versus 101% of net revenues in 2008. The decrease in non-compensation expenses is mostly due to a $20.4 million reduction in impairment charges related to goodwill and other intangible assets. Additionally, increases in professional fees due to a FINRA arbitration proceeding involving a former employee and advertising and marketing fees due to an expanded technology based marketing program were offset by lower business development expenses and conference expenses as a result of the cost-reduction initiatives initiated in early 2009.

Income Taxes

          Income tax benefit was $3.9 million for the year ended December 31, 2009, compared to an income tax expense of $2.5 million for 2008.

          In the first quarter of 2009, we determined that it was not “more likely than not” that our net deferred tax assets would be realized and accordingly we recorded a valuation allowance fully offsetting our net deferred tax assets, reducing them to zero. The valuation allowance of $3.9 million was released in the fourth quarter of 2009 due to, among other factors, the continued trend of improved profitability, and the historical profitability prior to the recent market upheaval, as well as the Company’s financial outlook for 2010 and beyond.

Liquidity and Capital Resources

          We have historically satisfied our capital and liquidity requirements through cash generated internally from operations. In addition, in March 2007, we completed a $20.0 million private placement to accredited investors and in October 2007 we completed a public offering which generated net proceeds of approximately $36.3 million.

          At December 31, 2009, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level I” assets less “Level I” liabilities, and current receivables of $31.0 million. As of December 31, 2008, we had liquid assets of $27.7 million.

          The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, will generally be paid quarterly, although in some cases annually. An aggregate of $23.9 million of bonuses were paid for 2009 in July, October and December.

          As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At December 31, 2009 and December 31, 2008, we had excess net capital of $8.0 million and $8.1 million, respectively. Regulatory net capital requirements may change based on investment and underwriting activities.

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

          Unrestricted cash and cash equivalents were $12.6 million at December 31, 2009, a decrease of $5.8 million from $18.4 million at December 31, 2008.

          Operating activities used $4.9 million of cash and cash equivalents during the twelve months ended December 31, 2009. Our $54.2 million and $3.0 million increase in financial instruments owned, at fair value and receivable from brokers, dealers and clearing agencies, respectively, from December 31, 2008 contributed to the use of our cash. Our accrued compensation balance decreased $5.2 million during the twelve months ended December 31, 2009, primarily due to our making 2008 and 2009 earned aggregate cash bonus payments to our employees during 2009.

          The primary components of cash used by investing activities in 2009 were: (a) $2.5 million in connection with the purchase of property and equipment and leasehold improvements; and (b) $2.0 million and $1.7 million in connection with the acquisitions of Miller Mathis and COSCO, respectively; offset by $5.3 million of net cash provided by Aceras BioMedical investing activities.

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

          The following table sets forth information relating to our contractual obligations as of December 31, 2009 (in thousands of dollars):

	Payments due by Period

	2010- 2011		2012- 2013	Thereafter	Total

Operating lease obligations	$6,377		$5,766	$56	$12,199
Aceras BioMedical joint venture agreement	15,400	(1)	—	—	15,400

Total	$21,777		$5,766	$56	$27,599

(1)	Pursuant to the Aceras BioMedical joint venture agreement, the timing of these expenditures may vary based upon investment timing considerations.

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

          The Company does not have any off-balance sheet financing arrangements.

Risk Management

          Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our financial soundness and profitability. We seek to identify, assess, monitor and manage the following principal risks involved in our business activities: market, credit, operational, legal and compliance, new business and reputational. Risk management is a multi-faceted process that requires communication, judgment and knowledge of financial products and markets. Management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment and control of various risks. Our risk management policies, procedures and methodologies are fluid in nature and are subject to ongoing review and modification.

          Market Risk. The potential for changes in the value of financial instruments is referred to as market risk. Our market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in equity prices, along with the level of volatility. Equity price risks result from exposure to changes in prices and volatilities of individual equities and warrants. We make dealer markets in equity securities. We attempt to hedge our exposure to market risk by managing our net long or short positions. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis.

          Operational Risk. Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. Our businesses are highly dependent on our ability to process, on a daily basis, transactions across markets. If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

          We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage our exposure to risk.

          In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business.

          Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

          Legal and Compliance Risk. Legal and compliance risk includes the risk of non-compliance with applicable legal and regulatory requirements. We are subject to extensive regulations. We have various procedures addressing issues such as regulatory capital requirements, sales and trading practices, anti-money laundering and record keeping. We also maintain an anonymous hotline for employees or others to report suspected inappropriate actions by us or by our employees or agents.

          New Business Risk. New business risk refers to the risks of entering into a new line of business or offering a new product. By entering a new line of business or offering a new product, we may face risks that we are unaccustomed to dealing with and may increase the magnitude of the risks we currently face. We review proposals for new businesses and new products to determine if we are prepared to handle the additional or increased risks associated with entering into such activities.

          Reputational Risk. We recognize that maintaining our reputation among clients, investors, regulators and the general public is an important aspect of minimizing legal and operational risks. Maintaining our reputation depends on a large number of factors, including the selection of our clients and the conduct of our business activities. We seek to maintain our reputation by screening potential clients and by conducting our business activities in accordance with high ethical standards.

Recent Accounting Pronouncements

          FASB ASC 860-10. In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”), to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted SFAS 166 effective January 1, 2010. SFAS 166 did not impact our Consolidated Financial Statements.

          FASB ASC 810. We will adopt further accounting changes described in ASC 810, Consolidation Topic, as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing the consolidation of a variable interest entity and require ongoing reassessments for consolidation. Starting on January 1, 2010, the Company deconsolidated our investment in Aceras BioMedical because Aceras Partners most significantly impacts Aceras BioMedical’s economic performance. The impact of ASC 810 will be to record our investment in Aceras BioMedical under the equity method prospectively as of January 1, 2010.

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

          At December 31, 2009, $22.9 million, or 41% of $56.2 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $22.3 million, or 40% of financial instruments owned is related to our merchant banking activity. The remaining 19% of the financial instruments owned represents a promissory note received in conjunction with our investment banking activities, listed equity securities, restricted securities and investments in affiliates at fair value.

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

          The sensitivity analyses of the interest rate sensitive financial instruments are hypothetical and should be used with caution. Changes in fair value based on a 1% or 2% variation in an estimate generally cannot be extrapolated because the relationship of the change in the estimate to the change in fair value may not be linear. Also, the effect of a variation in a particular estimate on the fair value of financial instruments is calculated independent of changes in any other estimate; in practice, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities. In addition, the sensitivity analyses do not consider any action that the Company may take to mitigate the impact of any adverse changes in the key estimates.

          Based on our analysis, as of December 31, 2009, the effect of a 100+/- basis point change in interest rates on the value of our warrant portfolio and promissory note and the resultant effect on our pre-tax income are considered immaterial.

          The value of Aceras BioMedical’s assets in our merchant banking activity was determined based on an independent valuation prepared as of December 31, 2009, taking into consideration the cost of the investment, market participant inputs, non-binding offers made by third parties, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments. The primary quantifiable market risk associated with our Aceras BioMedical assets is sensitivity to changes in interest rates. Based on our analysis as of December 31, 2009 assuming a 100 basis point increase in interest rate, we estimated the reduction of pre-tax income is considered immaterial.

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

Item 9A. Controls and Procedures

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

          (b) Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

          Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. KPMG LLP, who audited and reported on our consolidated financial statements included in this Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2009 (which is included in this Report).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rodman & Renshaw Capital Group, Inc.:

We have audited Rodman & Renshaw Capital Group, Inc’s (“the Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

New York, New York
March 16, 2010

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

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

          Information with respect to this item will be contained in the Proxy Statement for our 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation.

          Information with respect to this item will be contained in the Proxy Statement for our 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Information with respect to this item will be contained in the Proxy Statement for our 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          Information with respect to this item will be contained in the Proxy Statement for our 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

          Information with respect to this item will be contained in the Proxy Statement for our 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of RRCG’s independent auditor thereon, are filed herewith.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

•	Notes to Consolidated Financial Statements

          2. Financial Statement Schedules.

None

3.Exhibits Incorporated by Reference or Filed with this Report.

Exhibit Number		Description

3.1	(a)	Certificate of Incorporation(1)

3.1	(b)	Amendment to Certificate of Incorporation(2)

3.2		Bylaws(1)

4.1		Specimen stock certificate(2)

4.2		Form of Enthrust Common Stock Purchase Warrant(3)

4.3		Registration Rights Agreement dated July 10, 2007(3)

10.1	**	2007 Amended and Restated Stock and Incentive Plan(4)

10.2	**	Michael Vasinkevich Employment Agreement, as amended(3)(5)

10.3	**	John J. Borer III Employment Agreement, as amended(3)(5)

10.4	**	Edward Rubin Employment Agreement, as amended(3)(5)

10.5	**	Amended and Restated Wesley Clark Employment Agreement(3)

10.6		Form of Tax Indemnification Agreement, dated as of July 10, 2007(3)

10.7		Form of Indemnification Agreement, dated as of July 10, 2007(3)

10.8	**	Michael Lacovara Employment Agreement(2)

10.9	**	Executive Bonus Plan(2)

10.10	**	David Horin Employment Agreement(6)

10.11		Asset Purchase Agreement, dated May 9, 2008, between COSCO Capital Management LLC and its related companies and Company(5)

10.12	**	Separation Agreement, dated February 9, 2009, between Michael Lacovara and the Company(7)

21.1		Subsidiaries*

23.1		Consent of KPMG LLP*

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1		Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit to Amendment #1 to our Registration Statement on Form S-1 (SEC No. 333-144684) on September 20, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K dated July 11, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q dated September 30, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K dated March 18, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K dated February 9, 2009 and incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Rodman & Renshaw Capital Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RODMAN & RENSHAW CAPITAL GROUP, INC.

By:	/s/ EDWARD RUBIN

Edward Rubin — Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2010

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Rodman & Renshaw Capital Group, Inc. and in the capacities indicated on this 16 th day of March, 2010.

/s/ EDWARD RUBIN	Chief Executive Officer, President and Director (Principal Executive Officer)

Edward Rubin

/s/ DAVID HORIN	Chief Financial Officer (Principal Financial and Accounting Officer)

David Horin

/s/ WESLEY K. CLARK	Chairman and Director

Wesley K. Clark

/s/ MICHAEL VASINKEVICH	Vice Chairman and Director

Michael Vasinkevich

/s/ JOHN J. BORER III	Senior Managing Director, Head of Investment Banking and Director

John J. Borer III

/s/ WINSTON CHURCHILL	Director

Winston Churchill

/s/ RICHARD M. COHEN	Director

Richard M. Cohen

/s/ PETER F. DRAKE	Director

Peter F. Drake

/s/ SAM DRYDEN	Director

Sam Dryden

/s/ MARK L. FRIEDMAN	Director

Mark L. Friedman

/s/ MARVIN I. HAAS	Director

Marvin I. Haas

RODMAN & RENSHAW CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rodman & Renshaw Capital Group, Inc:

We have audited the accompanying consolidated statements of financial condition of Rodman & Renshaw Capital Group, Inc. and subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rodman & Renshaw Capital Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP

New York, New York
March 16, 2010

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition as of December 31, 2009 and 2008
Dollars in Thousands, Except Per Share Amounts

	December 31, 2009	December 31, 2008

Assets
Cash and cash equivalents
Unrestricted	$12,603	18,383
Restricted	2,943	3,371

Total cash and cash equivalents	15,546	21,754
Financial instruments owned, at fair value	56,156	13,872
Private placement and other fees receivable	4,798	1,975
Receivable from brokers, dealers & clearing agencies	5,735	2,714
Prepaid expenses	781	439
Property and equipment, net	2,773	1,390
Other assets	7,136	2,632
Goodwill and other intangible assets, net	1,961	2,906

Total Assets	$94,886	47,682

Liabilities and Stockholders’ Equity
Accrued compensation payable	$10,098	4,882
Accounts payable and accrued expenses	6,217	5,954
Acquisitions related payables	2,826	4,950
Financial instruments sold, not yet purchased, at fair value	304	1,361

Total Liabilities	19,445	17,147

Commitments and contingencies (See Note 9)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized; 35,918,222 and 35,044,670 issued as of December 31, 2009 and December 31, 2008, respectively	36	35
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	—	—
Additional paid-in capital	75,989	70,441
Treasury stock, 534,500 shares	(1,034)	(1,034)
Accumulated deficit	(11,609)	(38,907)

Total Common Stockholders’ Equity	63,382	30,535

Non-Controlling Interest	12,059	—

Total Stockholders’ Equity	75,441	30,535

Total Liabilities and Stockholders’ Equity	$94,886	47,682

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations for the Years Ended December 30, 2009 and 2008
Amounts in Thousands, Except Per Share Amounts

	Year Ended December 31,

	2009	2008

Revenues:
Investment banking	$90,433	52,473
Merchant banking	36,018	—
Commissions	4,423	6,492
Conference fees	1,598	2,395
Principal transactions	(512)	(13,048)
Interest and other income	265	876

Total revenues	132,225	49,188

Operating expenses:
Compensation and benefits	62,437	34,639
Conference expense	3,379	6,223
Professional and consulting	7,450	6,276
Occupancy and equipment rentals	3,125	2,910
Advertising and marketing	1,582	809
Communication and market research	2,750	2,646
Depreciation and amortization	2,282	2,384
Business development	2,228	2,926
Office supplies	677	569
Impairment of goodwill	1,327	21,719
Other	2,908	3,042

Total operating expenses	90,145	84,143

Operating income (loss)	42,080	(34,955)
Income tax (expense) benefit	3,913	(2,482)

Net income (loss)	45,993	(37,437)
Less: Net income to non-controlling interest	18,695	—

Net income (loss) to common stockholders	$27,298	(37,437)

Net income (loss) per common share:
Net income (loss) to common stockholders
Basic	$0.77	(1.12)

Diluted	$0.73	(1.12)

Weighted average common shares outstanding:
Basic	35,588	33,375

Diluted	37,399	33,375

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years
Ended December 31, 2009 and 2008
Dollars in Thousands

	Year Ended December 31,

	2009	2008

Common stock:
Balance, beginning of the period	$35	34
Issuance of common stock	1	3
Conversion of common stock to RSUs	—	(2)

Balance, end of period	$36	35

Additional paid-in-capital:
Balance, beginning of the period	$70,441	62,345
Stock based compensation	5,799	5,605
Conversion of common stock to RSUs	—	2
Other	(219)	2,491
Forfeitures	(31)	—
Issuance of restricted stock	—	(2)
Issuance of common stock	(1)	—

Balance, end of period	$75,989	70,441

Accumulated Deficit:
Balance, beginning of the period	$(38,907)	(1,470)
Net (loss) income	27,298	(37,437)

Balance, end of period	$(11,609)	(38,907)

Treasury stock, at cost:
Balance, beginning of the period	$(1,034)	—
Purchases	—	(1,034)

Balance, end of period	$(1,034)	(1,034)

Accumulated other comprehensive (loss) income:
Balance, beginning of the period	$—	(141)
Reclassification adjustment for unrealized gains (losses) on investments	—	141

Balance, end of period	$—	—

Non-controlling interest:
Balance, beginning of the period	$—	—
Net income to non-controlling interest	18,695	—
Distribution to non-controlling interest	(6,636)	—

Balance, end of period	$12,059	—

Total stockholders’ equity	$75,441	30,535

Comprehensive Income:
Net (loss) income	$27,298	(37,437)
Other comprehensive income (loss)	—	141

Total comprehensive (loss) income	$27,298	(37,296)

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
Dollars in Thousands

	Year Ended December 31,

	2009	2008

Cash flows from operating activities:
Net income (loss)	$45,993	(37,437)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,282	2,384
Restricted cash	428	(3,371)
Stock based compensation	5,799	5,604
Realized gain on available for sale investments	—	141
Impairment of goodwill and other intangible assets	1,327	21,719
Deferred taxes, net	(4,342)	2,258
Changes in operating assets and liabilities:
Financial instruments owned, at fair value	(54,184)	(711)
Private placement and other fees receivable	(2,823)	(1,007)
Receivable from brokers, dealers & clearing agencies	(3,021)	(825)
Prepaid expenses	(342)	249
Other assets	(162)	(2,387)
Financial instruments sold not yet purchased, at fair value	(1,057)	1,213
Accrued compensation payable	5,216	(1,258)
Accounts payable and accrued expenses	8	2,440
Income taxes payable	—	(48)
Conferences deposits	—	(15)

Net cash used in operating activities	(4,878)	(11,051)

Cash flows from investing activities:
Purchases of property and equipment	(2,506)	(1,183)
Acquisitions	(3,665)	(12,585)
Aceras proceeds	13,272	—
Distributions to non-controlling interests	(6,636)	—
Purchase of intangible assets	—	(5,008)
Investments	(1,367)	(4,150)
Distributions from affiliate	—	—

Net cash used in investing activities	(902)	(22,926)

Cash flows from financing activities:
Purchase of treasury stock	—	(1,034)
Distributions to members	—	(1,440)

Net cash (used in) provided by financing activities	—	(2,474)

Net decrease in cash and cash equivalents	(5,780)	(36,451)
Cash and cash equivalents – beginning of period	18,383	54,834

Cash and cash equivalents – end of period	$12,603	18,383

Supplemental disclosures of cash flow information:
Income taxes paid	$—	244
Non-cash investing and financing activities:
Accrued liabilities related to the acquisitions of Miller Mathis and COSCO	—	5,153
Additional paid-in-capital related to acquisition of COSCO	—	2,491
Issuance of restricted stock to employees	—	2

          The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -Organization, Nature of Operations and Basis of Presentation

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

Aceras BioMedical LLC

          On May 12, 2008, the Company formed Aceras BioMedical LLC (“Aceras BioMedical”), a joint venture through which the Company, in partnership with Aceras Partners, LLC (“Aceras Partners”), will make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed a new wholly-owned subsidiary, Rodman Principal Investments, LLC (“RPI”), which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of the Company’s principal-related businesses. RPI has made an initial investment commitment to Aceras BioMedical of up to $30.0 million over five years to fund operations and the joint venture’s principal investments in life science companies. At December 31, 2009, RPI’s remaining commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $15.4 million. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made by Aceras.

          The Company determined that Aceras Partners meets the definition of a variable interest entity (“VIE”) as of December 31,2009 because the total equity investment at risk is not sufficient to permit Aceras to finance its activities without additional subordinated financial support provided by Rodman. The Company is the primary beneficiary of Aceras BioMedical because the Company absorbs all of the entity’s expected losses and therefore is required to consolidate Aceras BioMedical.

          As of May 1, 2009, the Company effected a modification to the agreements defining the ongoing obligations between Aceras BioMedical and the Company. Pursuant to the modification agreement, the annual fixed operating budget was reduced from $2.5 million to $1.0 million and the expected targeted investment amount in each prospective investee was reduced from $2.0 million to $0.5 million. Potential investments in excess of $0.5 million require consent of the Company.

          In October 2009, the Company announced that BioMarin Pharmaceutical Inc. (NASDAQ: BMRN) acquired Huxley Pharmaceuticals, Inc., an Aceras privately held portfolio company. Under the terms of the transaction, BioMarin made payments of $16 million to Huxley shareholders in 2009. An additional $6.5 million based on the final approval of the purchased compound from the European Commission will be paid in 2010. Furthermore, Huxley stockholders, which include the Company, may receive up to approximately $36 million in milestone payments if certain U.S. sales and development milestones are met in the future.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

R&R Biotech Partners, LLC

          R&R Biotech Partners, LLC (“R&R Biotech”) is a wholly-owned subsidiary of the Company for the purpose of making investments primarily in biotechnology and other emerging companies. In addition to making investments in operating companies, R&R Biotech has made several investments in public company corporate shells for use by prospective investment banking clients that desire to go public by effecting a reverse merger.

Non-Controlling Interests

          The Company presents its non-controlling (minority) interests as equity (as opposed to as a liability or mezzanine equity), and presents its income allocated to both non-controlling interests and common stockholders. The portion of the consolidated interests in Aceras Biomedical, which are held directly by current and former employees of Aceras, are represented as non-controlling interests.

NOTE 2 -Summary of Significant Accounting Policies

Principles of Consolidation

          The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock and has control. In addition, the Company consolidates entities which lack characteristics of an operating entity or business for which it is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, directly or implied. In situations where the Company has significant influence but not control of an entity that does not qualify as a variable interest entity, the Company applies the equity method of accounting. In those cases where its investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when the Company owns 20% to 50% of the voting equity of a corporation, or when it holds at least 3% of a limited partnership interest. If the Company doesn’t consolidate an entity or applies the equity method of accounting, it accounts for the investment at fair value.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying Consolidated Statements of Operations. Equity interests in certain private equity securities and limited partnership interests are reflected in the Consolidated Financial Statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company’s best estimate of exit price. Generally, the carrying values of these securities will be increased or decreased based on company performance in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices.

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

          Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are warrants, private securities, convertible notes and loans receivable received in conjunction with the Company’s investment banking and merchant banking activities and limited partnership interests.

Value of Underwriter and Placement Agent Warrants

          As a part of the Company’s compensation for its activities as underwriter or placement agent, it may receive warrants exercisable to purchase securities similar to those that are offered and sold in the financing transaction. The Company values such warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”). The model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and price volatility. When the Company initially receives a new warrant in connection with, or prior to an initial public offering, its calculated volatility factor is based on the volatility of an index of comparable companies, since there is no price history for new publicly traded or private companies. As each warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. Management cannot assure that it ultimately will be able to liquidate any of the Company’s warrants in a way that will realize the value attributed to the warrants in the financial statements through the application of Black-Scholes.

          The fair value of warrants is recorded in financial instruments owned, at fair value on the Company’s Consolidated Statement of Financial Condition. When a new warrant is received, its fair value is included in investment banking revenue on the date on which it is earned. Subsequently, any change in fair value is recorded as principal transactions. When a warrant is exercised, the fair value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the fair value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Value of Merchant Banking Assets

          The value of Aceras’ assets was determined based on an independent valuation prepared as of December 31, 2009, taking into consideration the cost of the investment, market participant inputs, a binding offer made by BioMarin, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments.

Cash and Cash Equivalents

          The Company generally invests its excess cash in money market funds. Restricted cash is due to short sales which were collateralized based on the requirements of the prime broker and an escrow accounts per the Company’s office lease agreement and the Huxley Purchase Agreement.

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

          When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments. Revenue from the receipt of warrants is recognized on the date the warrants are received based on the estimated fair value of the securities received as estimated using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the years ended December 31, 2009 and 2008 (in thousands of dollars):

	Year Ended December 31,

	2009	2008

Private placement – cash fees	$48,150	28,586
Private placement – warrant and note fees	24,184	13,684
Advisory – cash fees	6,965	8,984
Underwriting – cash fees	11,134	1,219

Total investment banking revenue	$90,433	52,473

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

Property and Equipment

          Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangible Assets

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

Income Taxes

          Prior to the Exchange, Holding was a limited liability company (“LLC”) filing Federal, NewYork State, and New York City Unincorporated Business Tax (“UBT”) returns. As an LLC, Holding was not subject to Federal or State income taxes other than New York City UBT. Rather, the members of Holding, Revere and R&R Capital, were taxed on Holding’s federal and state taxable income. Accordingly, there was no provision or liability for Federal or State income taxes recorded in Holding’s consolidated financial statements prior to the Exchange, except for the New York City UBT. For the short year that began on July 11, 2007 and ended December 31, 2007, and for subsequent tax years, the Company was subject to Federal, foreign, state, and local corporate income taxes. The Company files Federal, foreign, state, and local corporate tax returns.

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

          Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement.

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

          Reserves related to legal proceedings are established and maintained. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of December 31, 2009, there were no legal reserves accrued in the Consolidated Statements of Financial Condition.

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

Forgivable Loans

          During the year ended December 31, 2008, the Company issued $3.3 million of forgivable loans as a retention vehicle to certain new employees. The Company issued an additional $2.1 million in forgivable loans in 2009. These loans are subject to a substantive service requirement by the employees and are amortized over a three year service period on a straight-line basis. As of December 31, 2009, the net balance of the loans was $2.7 million, which is included in other assets on the Consolidated Statements of Financial Condition. The Company recorded $1.9 million and $0.8 million of compensation expense related to the amortization of these loans during the years ended December 31, 2009 and 2008, respectively.

Stock-Based Compensation

          The Company measures its compensation cost for all stock-based awards at fair value on the date of grant, taking into account any post vesting selling restrictions, and recognizes the compensation expense over the requisite service period. Expenses associated with such grants are generally recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

          Stock based compensation for performance-based stock awards is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures, if it is probable that the performance condition will be achieved.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Deferred stock based compensation costs with respect to shares of restricted stock and restricted stock units and stock options granted are presented as part of additional paid in capital in the consolidated statements of stockholders’ equity.

Reclassifications

          Certain non-material reclassifications have been made to previously reported balances to conform to the current presentation.

NOTE 3 -Recent Accounting Pronouncements

          FASB ASC 105-10. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (“SFAS 168”). SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification (“ASC” or “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became the exclusive authoritative reference on September 30, 2009.

          FASB ASC 810-10. In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the Consolidated Financial Statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, the Company adopted SFAS No. 160 effective January 1, 2009. The non-controlling interests related to the investment in Aceras are presented in accordance with ASC 810-10.

          FASB ASC 815-10. In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 effective January 1, 2009. SFAS 161 did not impact the Company’s Consolidated Financial Statements.

          FASB ASC 320-10. In April 2009, the FASB released FASB Staff Position (“FSP”) FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 was issued contemporaneously with FSP FAS 157- 4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”) and FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment of debt securities, such as auction rate investment instruments. FSP FAS 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP FAS 115-2 and FSP FAS 157-4 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. FSP FAS 157-4 must be applied prospectively. The Company elected to adopt FSP FAS 115-2 and FSP FAS 157-4 in the first quarter of 2009. The adoption of FSP FAS 115-2 and FSP FAS 157-4 had no material impact on the Company’s Consolidated Financial Statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          FASB ASC 260-10. In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have an effect on the Company’s calculation of earnings per share and related disclosures, as its share-based payment awards include forfeitable rights to dividends or dividend equivalents declared, and as such these awards do not meet the definition of participating securities in their current form.

          FASB ASC 855-10. In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 had no impact on the Company’s financial condition, results of operations or cash flows.

NOTE 4 -Financial Instruments, at Fair Value

          The following is a summary of the fair value of financial instruments owned and financial instruments sold, not yet purchased, as of December 31, 2009 and 2008 (in thousands of dollars):

	December 31, 2009		December 31, 2008

	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Publicly traded securities	$5,120	304	1,258	1,361
Merchant banking investment	22,251	—	—	—
Warrants	22,945	—	7,484	—
Investment in private securities	1,373	—	627	—
Investments in shell companies	1,654	—	1,824	—
Loans and loan commitments	1,920	—	1,917	—
Other investments	893	—	762	—

	$56,156	304	13,872	1,361

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of December 31, 2009 by level within the fair value hierarchy (in thousands of dollars):

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Securities	$5,180	—	1,313	6,493
Merchant banking investment	—	—	22,251	22,251
Warrants	—	—	22,945	22,945
Investments in shell companies	—	—	1,654	1,654
Loans and loan commitments	—	—	1,920	1,920
Other investments	—	—	893	893

Total financial instruments owned	$5,180	—	50,976	56,156

Liabilities:
Financial instruments sold, not yet purchased	$304	—	—	304

Total financial instruments sold, not yet purchased	$304	—	—	304

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of December 31, 2008 by level within the fair value hierarchy (in thousands of dollars):

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Securities	$1,258	—	627	1,885
Warrants	—	1,862	5,622	7,484
Investments in shell companies	—	—	1,824	1,824
Loans and loan commitments	—	—	1,917	1,917
Other investments	—	—	762	762

Total financial instruments owned	$1,258	1,862	10,752	13,872

Liabilities:
Financial instruments sold, not yet purchased	$1,361	—	—	1,361

Total financial instruments sold, not yet purchased	$1,361	—	—	1,361

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the year ended December 31, 2009 (in thousands of dollars):

	Warrants	Other Financial Instruments	Total

Balance, December 31, 2008	$5,622	5,130	10,752
Purchases / issuances	25,266	1,363	26,629
Sales / settlements	(5,610)	(6,636)	(12,246)
Realized and unrealized gain (loss) (1)	(2,333)	28,174	25,841

Balance, December 31, 2009	$22,945	28,031	50,976

Change in unrealized gains/losses relating to instruments still held at December 31, 2009	$(3,353)	21,538	18,185

(1)	Reported in principal transactions in the Consolidated Statement of Operations.

          There were no material transfers in or out of financial assets classified as Level 3 for the year ended December 31, 2009.

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the year ended December 31, 2008 (in thousands of dollars):

	Warrants	Other Financial Instruments	Total

Balance, December 31, 2007	$2,083	5,807	7,890
Purchases / issuances	10,493	7,521	18,014
Change in accounting estimate (1)	9,008	—	9,008
Realized and unrealized gain (loss) (1)	(15,962)	(8,198)	(24,160)

Balance, December 31, 2008	$5,622	5,130	10,752

Change in unrealized gains/losses relating to instruments still held at December 31, 2008	$(15,962)	(3,595)	(19,557)

(1)	Reported in principal transactions in the Consolidated Statement of Operations.

          There were no material transfers in or out of financial assets classified as Level 3 for the year ended December 31, 2008.

NOTE 5 -Goodwill and Other Intangible Assets

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

          As of March 1, 2009, the Company effected a modification to the agreements defining the ongoing obligations between Miller Mathis and the Company. Pursuant to the modification agreement, the $2.9 million deferred payment that was due to Miller Mathis on the first anniversary of the closing date was reduced to $1.0 million, which amount was paid on April 1, 2009. The remaining $1.9 million, which is recorded as an accrued liability of the Company, will be paid to Miller Mathis contingent upon future revenues generated by the metals and mining group, of which $1.0 million was paid through December 31, 2009.

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

          Under the terms of the acquisition agreement, the fixed purchase price was $10.1 million, $8.1 million of which was paid at closing by the delivery of $6.1 million in cash and 1,121,138 shares of restricted common stock of the Company valued at $2.0 million. The $2.0 million balance of the fixed purchase price was payable over the two year period following the closing. Additionally, the Company was required to pay (a) up to a maximum of $4.0 million over the 21 month period following the closing in respect of certain revenue earned, but not yet received, under contracts acquired (of which $3.8 million was paid in cash and restricted stock through December 31, 2009), and (b) certain other incremental payments based upon the acquired business achieving performance targets during the two year period following the closing. In addition, the acquisition of COSCO contained a 21 month contingency for additional contingent consideration to the selling shareholders, based on future revenues. This additional consideration was payable annually in a mix of cash and equity.

          As of May 1, 2009, the Company effected a modification to the agreements defining the ongoing obligations between COSCO and the Company. Pursuant to the modification agreement, the $2.0 million deferred payment that was due to COSCO in equal installments in June 2009 and 2010, respectively, will be paid to COSCO contingent upon future revenues generated by the COSCO group. Of this $2.0 million, the Company paid $0.1 million in contingent earn-out payments through December 31, 2009, and will pay the remaining balance of the earn-out payments as future revenues are generated.

Goodwill and Intangible Assets

          In light of market conditions, the Company performed an impairment test during the first quarter of 2008 which resulted in the recognition of a goodwill impairment charge of $1.1 million, of which $ 0.3 million and $0.8 million are related to its TechBio, LLC and Techvest, LLC subsidiaries, respectively.

          Goodwill was tested for impairment again as of December 31, 2008. The fair value of the reporting unit was determined using the weighted average of discounted cash flow, price to tangible book value multiple and market capitalization. The significant estimates used in the fair value methodologies include estimates of future cash flows, future growth rates and the weighted average cost of capital of the reporting unit. The impairment test resulted in the recognition of an impairment charge of $16.8 million related to Miller Mathis and COSCO, which was the total balance of goodwill related to these acquisitions.

          Goodwill was tested for impairment as of March 31, 2009 and as of June 30, 2009, after monitoring the relationship of the Company’s market capitalization to both its book value and tangible book value and observing a decline in the Company’s market capitalization related to both financial services industry-wide factors and to Company specific factors. The impairment tests resulted in the recognition of an impairment charge of $1.3 million related to a COSCO contingent earn-out paid in cash.

          Goodwill was tested annually for impairment as of September 30, 2009. Based on this analysis goodwill was not considered to be impaired.

          The following table represents a summary of the changes to goodwill and other intangible assets from December 31, 2008 through December 31, 2009 (in thousands of dollars):

	Goodwill	Customer Relationships	Trademark	Total

Balance, December 31, 2008	$—	2,686	220	2,906
Additions	1,540	—	—	1,540
Impairment	(1,327)	—	—	(1,327)
Amortization	—	(1,136)	(22)	(1,158)

Balance, December 31, 2009	$213	1,550	198	1,961

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 -Property and Equipment, Net

          Property and equipment, net is comprised of the following as of December 31, 2009 and 2008 (in thousands of dollars):

	December 31, 2009	December 31, 2008

Computer and office equipment	$2,203	1,625
Furniture and fixtures	1,460	1,011
Leasehold improvements	2,420	1,008

	6,083	3,644
Less: accumulated depreciation and amortization	3,310	2,254

Property and Equipment, Net	$2,773	1,390

          Depreciation expense for the years ended December 31, 2009 and 2008 was $1.1 million and $707,000, respectively.

NOTE 7 -Related Party Transactions

          One of the Company’s directors, who joined its board of directors on October 16, 2007, has also served as the chairman of the board of Cyalume Technologies, Inc. (“Cyalume”) since May 31, 2006. During 2008 the Company recorded revenue in the amount of $2.3 million in connection with services rendered to Cyalume. As of December 31, 2009, a promissory note in the amount of $1.8 million was outstanding.

NOTE 8 -Warrants

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

          As part of the Exchange, the holders of the debentures and the warrants exchanged those securities (and accrued interest on the debentures) for an aggregate of 5,970,099 shares of Common Stock and warrants to purchase 1,355,600 shares of Common Stock at an exercise price of $7.00 per share, subject to certain adjustments. As a result of such adjustments, at September 30, 2009, the warrants covered the right to purchase 1,494,886 shares at an exercise price of $6.35. Subsequent to September 30, 2009, the Company extended to the warrant holders the ability to exercise the warrants on a “cashless” basis prior to their expiration on March 1, 2010. On March 2, 2010 all 1,494,886 warrants expired unexercised.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 -Commitments and Contingencies

          Lease Commitments

          The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2008 and 2014.

          On February 14, 2008, the Company entered into a new lease agreement for approximately 40,300 square feet of office space on the 20th floor at 1251 Avenue of the Americas, New York, NY for a term which commenced in May 2008 and ends in October 2013. The monthly rental fee is $252,000, with five months free rent after the payment of the first monthly lease payment on the commencement date. The monthly rent expense is $233,000.

          The Company’s future minimum lease payments for all operating leases are as follows as of December 31, 2009 (in thousands of dollars):

Office Leases

2010	$3,198
2011	3,179
2012	3,181
2013	2,585
2014	56

          Occupancy and rental expense amounted to $3.1 million and $2.9 million in 2009 and 2008, respectively.

          Letter of Credit

          In connection with the lease for the 20th floor at 1251 Avenue of the Americas, New York, NY the Company issued a letter of credit in favor of the landlord in the sum of $755,625, as a security deposit. The letter of credit expires in March 2011 but is subject to automatic extension.

          Equity Commitment

          The Company, through RPI, has made an investment commitment to Aceras Partners to fund operations and the joint venture’s principal investments in life science companies. As of December 31, 2008, $28.6 million of this commitment remained unfunded.

At December 31, 2009, $15.4 million of this commitment remained unfunded.

NOTE 10 -Net Capital Requirements

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

          At December 31, 2009, the R&R had net capital of $8.6 million, which was $8.0 million in excess of its required net capital of $599,000.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 -Income Taxes

          For the years ended December 31, 2009 and 2008, the current and deferred amount of income tax expense (benefit) in the statement of operations are comprised of the following (in thousands of dollars):

	Year Ended December 31,

	2009	2008

Current:
Federal	$297	—
States & City	132	224

Total current tax expense (benefit)	429	224

Deferred:
Federal	(3,399)	1,486
States & City	(943)	772

Total deferred tax expense (benefit)	(4,342)	2,258

Total income tax expense (benefit)	$(3,913)	2,482

          A reconciliation of total income taxes and the amount computed by applying the applicable federal income tax rate to earnings before income taxes follows (in thousands of dollars):

	Year Ended December 31,

	2009	2008

Computed “expected” tax at 34% statutory rate	$14,307	(11,884)
Increase in taxes resulting from:
Non-deductible expenses and non-taxable income, net	84	64
State and local income taxes, net of federal benefit	1,458	(2,124)
Income taxes attributable to non-controlling interest	(6,361)	—
Share-based compensation	1,184	—
Other items	754	887
Change in valuation allowance	(15,339)	15,539

Total	$(3,913)	2,482

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands of dollars):

	December 31, 2009	December 31, 2008

Deferred tax assets:
Stock based compensation	$3,462	3,444
Intangible assets	8,881	8,809
Depreciation	393	217
Unrealized gain on investments	199	114
Accrued expenses	961	805
Allocation for bad debt	141	—
Net operating loss carryforwards	—	3,621
Foreign net operating loss carryforwards	200	—
Other carryovers	133	7

	14,370	17,017
Valuation allowance	(200)	(15,539)

	14,170	1,478

Deferred tax liabilities:
Warrant income	(5,457)	(1,478)
Gain on sale of investments	(4,371)	—

	(9,828)	(1,478)

Net deferred tax asset	$4,342	—

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

          The Company recorded a valuation allowance of $15.5 million against the deferred tax asset as of December 31, 2008, after considering all available evidence and potential tax-planning strategies related to the amount of the tax asset that is more likely than not to be realized. In the fourth quarter of 2009, the Company, based on its evaluation of all available evidence and potential tax-planning strategies available, determined that it was “more likely than not” that substantially all of its deferred tax assets would be realized and accordingly reversed $15.3 million of its valuation allowance existing at December 31, 2008.

          As of December 31, 2009, the Company has Canadian net operating loss carry-forwards of $0.7 million, with $0.3 million expiring in 2028 and $0.4 million expiring in 2029.

          The Company’s continuing practice is to recognize estimated interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2009, the Company had no accruals for interest of penalties or reserves for uncertain tax positions.

          The Company files income tax returns in the U.S. federal jurisdiction, various states, local and foreign jurisdictions. The Company is not currently under examination by the United States Internal Revenue Service or any other state, local, or foreign taxing jurisdictions.

          The Company’s income tax returns filed for tax years 2007 and 2008 are subject to examination by the U.S. federal, state, and foreign taxing jurisdictions. In addition, the Company does not anticipate any change in the amount of unrecognized tax benefits within the next twelve months.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 –Stock Based Compensation

Stock-Based Compensation

          We have an Incentive Compensation Plan (“Incentive Plan”) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units, dividend equivalents or other share-based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards.

          The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture. The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting rights associated with the stock ownership.

          We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.

          The Company recorded $5.8 million and $5.6 million of stock-based compensation for the years ended December 31, 2009 and 2008, respectively. The unamortized deferred stock-based compensation balance as of December 31, 2009 amounts to $2.5 million and will be fully amortized through 2012.

          A summary of options (with retroactive effect given for the Exchange) outstanding as of December 31, 2009 is as follows (shares in thousands):

Stock Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2007	6,088	$3.91	$1.04
Exercised	(150)	0.22	—
Canceled	(861)	3.78	—

Outstanding at December 31, 2008	5,077	$4.04	$1.09
Canceled	(970)	3.91	1.62

Outstanding at December 31, 2009	4,107	$4.07	$0.96	2.5 years	$0.7 million

Exercisable at December 31, 2009	3,980	$4.06	$0.95	2.4 years	$0.7 million

          There are no option grants in 2009 and 2008.

          The total intrinsic value of stock options exercised during 2008 was $95,892. No cash was received from the exercise of stock options by employees during 2009 and 2008.

          Total compensation cost associated with stock options was $1.4 million and $2.2 million in 2009 and 2008, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The following tables detail the activity of restricted stock (shares in thousands):

Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2007	750	$5.00
Granted	1,470	2.27
RSU conversion	(1,327)	3.80
Forfeited	(329)	2.28
Vested	(132)	2.28

Balance at December 31, 2008	432	$2.31
Forfeited	(95)	2.28
Vested	(144)	2.31

Balance at December 31, 2009	193	$2.33

          Total compensation cost associated with restricted stock was $235,000 and $2.2 million in 2009 and 2008, respectively.

          The following tables detail the activity of restricted stock units (shares in thousands):

Restricted Stock Units
	Shares		Weighted Average Grant Date Fair Value

	Future Service Required	No Future Service Required (1)	Future Service Required	No Future Service Required

Balance at December 31, 2007	—	—	$—	$—
Granted	5,918	—	0.83	—
Restricted stock conversion	1,327	—	0.62	—

Balance at December 31, 2008	7,245	—	$0.79	$—
Granted	2,132	—	0.81	—
Forfeited	(3,321)	—	0.73	—
Vested	(3,389)	3,389	1.93	1.93
Distribution of underlying shares	—	(883)	—	4.52

Balance at December 31, 2009	2,667	2,506	$1.00	$1.02

(1)	Represents fully vested restricted stock units which are still subject to transferability restrictions.

          Total compensation cost associated with RSUs was $4.2 million and $1.2 million in 2009 and 2008, respectively.

          As of December 31, 2009, there was $2.4 million of total unrecognized compensation cost related to non vested restricted shares and RSUs awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.2 years.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 –Weighted Average Shares Outstanding

          The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the years ended December 31, 2009 and 2008 (weighted average shares in thousands):

	Year Ended December 31,

	2009	2008

Common shares outstanding, basic	35,588	33,375
Common shares upon exercise of options (1)	39	—
Common shares upon exercise of warrants (1)	—	—
Common shares upon vesting of non-vested restricted stock and RSUs	1,772	—

Common shares outstanding, diluted	37,399	33,375

(1) Calculated under the treasury stock method. The treasury stock method assumes the issuance of only a net incremental number of shares as proceeds from issuance are assumed to be used to repurchase shares at the average stock price for the period.

          Due to the fact the Company had a net loss for the year ended December 31, 2008, the outstanding shares for calculation of basic EPS and diluted EPS for that period are the same.

NOTE 14 – Segment Reporting

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

          Although the Company has multiple sources of revenue derived within Capital Markets, most of our revenue is derived from investment banking services and consists of private placement, underwriting and strategic advisory fees earned upon the successful completion of financing or other types of corporate transactions, such as mergers, acquisitions and dispositions.

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, the Company formed Aceras BioMedical, a joint venture through which it, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed a new wholly-owned subsidiary, RPI, which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of its principal-related businesses. At December 31, 2009, RPI’s outstanding investment commitment to Aceras BioMedical over five years to fund operations and the joint venture’s principal investments in life science companies was $15.4 million. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Non- Controlling Interest
Dollars in Millions	Capital Markets	Merchant Banking
				Total

2009
Net revenues	$96.2	17.3	18.7	132.2
Expenses	$80.1	10.0	—	90.1
Segment assets	$72.7	10.1	12.1	94.9

2008
Net revenues	$49.2	—	—	49.2
Expenses	$83.1	1.0	—	84.1
Segment assets	$47.7	—	—	47.7

NOTE 15 –Selected Quarterly Financial Data (Unaudited)

          The following is a summary of unaudited quarterly statements of operations for the years ended December 31, 2009 and 2008 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth

2009
Revenues	$5,839	33,395	65,550	27,440
Operating income (loss)	$(12,297)	15,951	30,582	7,844
Net income (loss)	$(12,283)	15,928	15,540	8,113

Earnings (loss) per share:
Basic	$(0.35)	0.45	0.44	0.22

Diluted	$(0.35)	0.42	0.40	0.21

Weighted average number of shares outstanding:
Basic	34,795	35,669	35,645	36,227

Diluted	34,795	37,883	38,522	39,218

2008
Revenues	$15,181	29,532	8,563	(4,087)
Operating income (loss)	$2,084	10,166	(4,265)	(42,939)
Net income (loss)	$1,097	6,004	(2,850)	(41,688)

Earnings (loss) per share:
Basic	$0.03	0.18	(0.08)	(1.23)

Diluted	$0.03	0.18	(0.08)	(1.23)

Weighted average number of shares outstanding:
Basic	32,927	32,989	33,733	33,824

Diluted	33,244	34,109	33,733	33,824