Form 10-Q
period 2010-03-31
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2010-05-13
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or
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

          As of May 11, 2010, there were 35,350,134 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

           This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the current view about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, assumptions, guidance, expectations, beliefs or other statements that are not statements of historical fact. In some cases, forward-looking statements can be identified by words such as “may,” “can,” “will,” “should,” “could,” “expects,” “hopes,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “projects,” “potential,” “intends,” “approximates” or the negative or other variation of such terms and other comparable expressions. Forward-looking statements in this report may include statements about:

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Page

Consolidated Statements of Financial Condition as of March 31, 2010 (unaudited) and December 31, 2009	2

Consolidated Statements of Operations for the three month periods ended March 31, 2010 and 2009 (unaudited)	3

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three month periods ended March 31, 2010 (unaudited) and for the year ended December 31, 2009	4

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2010 and 2009 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition as of March 31, 2010 (Unaudited) and December 31, 2009
Dollars in Thousands, Except Per Share Amounts

	March 31, 2010	December 31, 2009

Assets
Cash and cash equivalents
Unrestricted	$23,095	12,603
Restricted	1,045	2,943

Total cash and cash equivalents	24,140	15,546
Financial instruments owned, at fair value	46,522	56,156
Private placement and other fees receivable	3,912	4,798
Receivable from brokers, dealers & clearing agencies	4,989	5,735
Prepaid expenses	1,099	781
Property and equipment, net	2,909	2,773
Other assets	7,203	7,136
Goodwill and other intangible assets, net	1,792	1,961

Total Assets	$92,566	94,886

Liabilities and Stockholders’ Equity
Accrued compensation payable	$13,357	10,098
Accounts payable and accrued expenses	9,857	6,217
Acquisitions related payables	2,537	2,826
Financial instruments sold, not yet purchased, at fair value	2,566	304

Total Liabilities	28,317	19,445

Commitments and contingencies (See Note 6)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized; 35,350,134 and 35,918,222 issued as of March 31, 2010 and December 31, 2009, respectively	35	36
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	—	—
Additional paid-in capital	73,729	75,989
Treasury stock, 534,500 shares in 2009	—	(1,034)
Accumulated deficit	(9,515)	(11,609)

Total common stockholders’ equity	64,249	63,382

Non-controlling interest	—	12,059

Total Stockholders’ Equity	64,249	75,441

Total Liabilities and Stockholders’ Equity	$92,566	94,886

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations for the
Three Month Periods Ended March 31, 2010 and 2009 (Unaudited)
Amounts in Thousands, Except Per Share Amounts

	Three Months Ended March 31,

	2010	2009

Revenues:
Investment banking	$29,268	6,883
Merchant banking	177	—
Commissions	1,014	808
Principal transactions	(2,810)	(1,962)
Interest and other income	78	111

Total revenues	27,727	5,840

Operating expenses:
Compensation and benefits	13,496	12,066
Conference expense	3,117	—
Professional and consulting	1,561	1,538
Occupancy and equipment rentals	768	793
Advertising and marketing	652	303
Communication and market research	761	653
Depreciation and amortization	520	635
Business development	995	538
Office supplies	208	92
Impairment of goodwill	—	683
Bad debt expense	485	177
Other	837	659

Total operating expenses	23,400	18,137

Operating income (loss)	4,327	(12,297)
Income tax expense (benefit)	2,233	(13)

Net income (loss) to common stockholders	$2,094	(12,284)

Net income (loss) per common share:
Basic	$0.06	(0.35)

Diluted	$0.06	(0.35)

Weighted average common shares outstanding:
Basic	36,149	34,795

Diluted	37,818	34,795

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the
Three Month Period Ended March 31, 2010 (Unaudited) and the Year Ended December 31, 2009
Dollars in Thousands

	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Common stock:
Balance, beginning of the period	$36	35
Issuance of common stock	—	1
Treasury stock retirement	(1)	—

Balance, end of period	$35	36

Additional paid-in-capital:
Balance, beginning of the period	$75,989	70,441
Stock based compensation	(1,077)	5,799
Treasury stock retirement	(1,033)	—
Other	(150)	(219)
Forfeitures	—	(31)
Issuance of common stock	—	(1)

Balance, end of period	$73,729	75,989

Accumulated deficit:
Balance, beginning of the period	$(11,609)	(38,907)
Net (loss) income	2,094	27,298

Balance, end of period	$(9,515)	(11,609)

Treasury stock, at cost:
Balance, beginning of the period	$(1,034)	(1,034)
Treasury stock retirement	1,034	—

Balance, end of period	$—	(1,034)

Non-controlling interest:
Balance, beginning of the period	$12,059	—
Deconsolidation of Aceras BioMedical	(12,059)	—
Net income to non-controlling interest	—	18,695
Distribution to non-controlling interest	—	(6,636)

Balance, end of period	$—	12,059

Total stockholders’ equity	$64,249	75,441

Comprehensive income:
Net (loss) income	$2,094	27,298
Other comprehensive income (loss)	—	—

Total comprehensive (loss) income	$2,094	27,298

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the
Three month periods ended March 31, 2010 and 2009 (Unaudited)
Dollars in Thousands

	Three Months Ended March 31,

	2010	2009

Cash flows from operating activities:
Net income (loss)	$2,094	(12,284)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	520	635
Restricted cash	1,898	2,174
Stock based compensation	(1,077)	4,220
Impairment of goodwill and other intangible assets	—	683
Changes in operating assets and liabilities:
Financial instruments owned, at fair value	(2,425)	1,075
Private placement and other fees receivable	886	544
Receivable from brokers, dealers & clearing agencies	746	1,678
Prepaid expenses	(318)	15
Other assets	(67)	(1,516)
Financial instruments sold not yet purchased, at fair value	2,262	(1,353)
Accrued compensation payable	3,259	(1,480)
Accounts payable and accrued expenses	3,490	(3,952)

Net cash (used in) provided by operating activities	11,268	(9,561)

Cash flows from investing activities:
Purchases of property and equipment	(366)	(853)
Acquisitions related earn-out payments	(410)	(412)

Net cash (used in) provided by investing activities	(776)	(1,265)

Net (decrease) increase in cash and cash equivalents	10,492	(10,826)
Cash and cash equivalents – beginning of period	12,603	18,383

Cash and cash equivalents – end of period	$23,095	7,557

Supplemental disclosures of cash flow information:
Income taxes paid	$493	—

Change in fair value of financial instruments owned due to Aceras BioMedical’s deconsolidation	$12,059	—

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Organization, Nature of Operations and Basis of Presentation

General

          Rodman & Renshaw Capital Group, Inc. (“RRCG”) is a Delaware holding company that is engaged in the investment banking business through its various subsidiaries. The Company’s principal operating subsidiary is Rodman & Renshaw, LLC (“R&R”), a Delaware limited liability company formed on June 20, 2002. R&R is a registered broker-dealer with the Financial Industry Regulatory Authority, Inc. (“FINRA”). RRCG and its subsidiaries, including R&R, are collectively referred to herein as the “Company”.

          On July 10, 2007 Rodman & Renshaw Holding, LLC (“Holding”) consummated a reverse acquisition through an exchange transaction (the “Exchange”) with its subsidiary, Enthrust Financial Services, Inc. (“Enthrust”), which was a non-operating public “shell” company. For accounting purposes, Holding is treated as the continuing reporting entity and the acquisition has been treated as a recapitalization of Enthrust with Holding as the acquirer. On August 31, 2007, Enthrust changed its name to “Rodman & Renshaw Capital Group, Inc.”

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, the changes in stockholders’ equity and comprehensive income (loss) for the three months ended March 31, 2010 and the year ended December 31, 2009 and cash flows for the three months ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2010.

          Certain information and footnote disclosures normally included in financial statements that are prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

          These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009 as filed with the SEC.

Principles of Consolidation

          The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock and has control. In addition, the Company consolidates entities which lack characteristics of an operating entity or business for which it is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, directly or implied. In situations where the Company has significant influence but not control of an entity that does not qualify as a variable interest entity, the Company applies the equity method of accounting. In those cases where its investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when the Company owns 20% to 50% of the voting equity of an entity or when it holds at least 3% of a limited partnership interest. If the Company does not consolidate an entity or applies the equity method of accounting, it accounts for the investment at fair value.

          All material intercompany accounts and transactions are eliminated in consolidation.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Value of Underwriter and Placement Agent Warrants

          As a part of the Company’s compensation for its activities as underwriter or placement agent, it may receive warrants exercisable to purchase securities similar to those that are offered and sold in the financing transaction. The Company values such warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”). The model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and price volatility. When the Company initially receives a warrant in connection with, or prior to an initial public offering, its calculated volatility factor is based on the volatility of an index of comparable companies, since there is no price history for new publicly traded or private companies. As each warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. Management cannot assure that it ultimately will be able to liquidate any of the warrants received in a way that will realize the value attributed to the warrants in the financial statements through the application of Black-Scholes.

          The fair value of warrants is recorded in financial instruments owned, at fair value on the Company’s Consolidated Statement of Financial Condition. When a warrant is received, its fair value is included in investment banking revenue on the date on which it is earned. Subsequently, any change in fair value is recorded as principal transactions. When a warrant is exercised, the fair value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the fair value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

Value of Merchant Banking Assets

          The value of Aceras BioMedical’s assets was determined based on a valuation performed as of March 31, 2010, taking into consideration cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions.

Cash and Cash Equivalents

          The Company generally invests its excess cash in money market funds. Restricted cash is due to short sales which were collateralized based on the requirements of the prime broker and an escrow account in connection with the Company’s office lease agreement.

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

          When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments. Revenue from the receipt of warrants is recognized on the date the warrants are received based on the estimated fair value of the securities received using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected price volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the three month periods ended March 31, 2010 and 2009 (in thousands of dollars):

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,

	2010	2009

Private placements	$16,821	2,451
Warrants	6,119	1,374
Underwriting	4,628	171
Strategic advisory	1,700	2,887

Total investment banking revenue	$29,268	6,883

          Merchant Banking Revenue. Merchant banking revenue, consisting of gains on investments by the Company’s Aceras BioMedical joint venture and other principal investments activity, was $0.2 million. The value of Aceras BioMedical’s assets was determined based on a valuation performed as of March 31, 2010, taking into consideration cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions. The gain recognized in the first quarter 2010 represents the change in the Aceras BioMedical valuation from December 31, 2009 and other principal investments activity.

          Principal Transactions. Financial instruments owned and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in principal transactions on a trade-date basis.

          Commissions. The Company’s sales and trading business generates revenue from equity securities trading commissions paid by customers. Commissions are recognized on a trade-date basis.

          Conference Fees. The Company may receive conference deposits from presenters, which are recorded as a liability and then recognized as revenue when the conference is conducted. The Company also makes advance payments for conference facilities, entertainment and related costs, which are recorded as prepaid expenses and then recognized as expenses when the conference is conducted.

Property and Equipment

          Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

Goodwill and Other Intangible Assets

          Goodwill is not amortized; instead, it is reviewed for impairment at least annually and written down when deemed impaired. Goodwill is deemed impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.

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
(UNAUDITED)

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

          The Income Taxes Topic of Financial Accounting Standards Board (“FASB”) ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of Income Taxes Topic of FASB ASC 740-10.

          The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provision. As a result of having no material uncertain tax positions, the Company has no material amounts for associated interest and penalties recorded on the Consolidated Statements of Financial Condition or the Consolidated Statements of Operations.

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

          Reserves related to legal proceedings are established and maintained. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of March 31, 2010, there were no legal reserves accrued in the Consolidated Statements of Financial Condition.

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

Forgivable Loans

          The Company issues forgivable loans as a retention vehicle to certain new employees. These loans are subject to a substantive service requirement by the employees and are amortized over the service period on a straight-line basis. As of March 31, 2010, the net balance of the loans was $2.8 million, which is included in other assets on the Consolidated Statements of Financial Condition. During the first quarter of 2010, the Company issued an additional $0.6 million in forgivable loans. The Company recorded $0.6 million and $0.5 million of compensation expense related to the amortization of these loans during the quarters ended March 31, 2010 and 2009, respectively.

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

NOTE 3 - Recent Accounting Pronouncements

          FASB ASC 810. The Company adopted further accounting changes described in ASC 810, Consolidation Topic, as of January 1, 2010, which required that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminated the quantitative approach previously applied to assessing the consolidation of a variable interest entity and required ongoing reassessments for consolidation. Starting on January 1, 2010, the Company deconsolidated its investment in Aceras BioMedical because Aceras Partners, not the Company, most significantly impacts Aceras BioMedical’s economic performance.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          ASU 210-06. In January 2010, the FASB issued Accounting Standards Update (“ASU”) 210-06, “Improving Disclosures about Fair Value Measurements”, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in fiscal years beginning after December 15, 2009 and December 15, 2010. The Company implemented the required disclosures in 2010.

NOTE 4 - Financial Instruments, at Fair Value

          The following is a summary of the fair value of financial instruments owned and financial instruments sold, not yet purchased, as of March 31, 2010 and December 31, 2009 (in thousands of dollars):

	March 31, 2010		December 31, 2009

	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Securities	$4,068	2,566	5,120	304
Merchant banking investment	15,435	—	22,251	—
Derivatives	20,487	—	22,945	—
Investment in private securities	1,383	—	1,373	—
Investments in shell companies	1,654	—	1,654	—
Loans and notes	2,713	—	1,920	—
Other investments	782	—	893	—

	$46,522	2,566	56,156	304

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy (in thousands of dollars):

	March 31, 2010

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Securities	$4,138	—	1,313	5,451
Merchant banking investment	—	—	15,435	15,435
Derivatives	—	—	20,487	20,487
Investments in shell companies	—	—	1,654	1,654
Loans and notes	—	—	2,713	2,713
Other investments	—	—	782	782

Total financial instruments owned	$4,138	—	42,384	46,522

Liabilities:
Financial instruments sold, not yet purchased	$2,566	—	—	2,566

Total financial instruments sold, not yet purchased	$2,566	—	—	2,566

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2009

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Securities	$5,180	—	1,313	6,493
Merchant banking investment	—	—	22,251	22,251
Derivatives	—	—	22,945	22,945
Investments in shell companies	—	—	1,654	1,654
Loans and loan commitments	—	—	1,920	1,920
Other investments	—	—	893	893

Total financial instruments owned	$5,180	—	50,976	56,156

Liabilities:
Financial instruments sold, not yet purchased	$304	—	—	304

Total financial instruments sold, not yet purchased	$304	—	—	304

          Financial instruments are assessed on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no material transfers between Level 1, Level 2 and Level 3 classified instruments during the three months ended March 31, 2010.

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the three months ended March 31, 2010 and 2009 (in thousands of dollars):

	Three Months Ended March 31, 2010

	Derivatives Assets	Non-Derivatives Assets

Balance, December 31, 2009	$22,945	28,031
Purchases/ issuances	4,348	1,032
Sales/ settlements	(2,641)	(500)
Deconsolidation of Aceras BioMedical	—	(6,882)
Realized and unrealized gains (1)	(4,165)	216

Balance, March 31, 2010	$20,487	21,897

Change in unrealized gains/losses relating to instruments still held at March 31, 2010	$(4,562)	216

(1) Reported in principal transactions in the Consolidated Statements of Operations.

	Three Months Ended March 31, 2009

	Derivatives Assets	Non-Derivatives Assets

Balance, December 31, 2008	$5,622	5,130
Purchases/ issuances	1,374	11
Sales/ settlements	(253)	—
Realized and unrealized gains (1)	14	(323)

Balance, March 31, 2009	$6,757	4,818

Change in unrealized gains/losses relating to instruments still held at March 31, 2009	$14	(323)

(1) Reported in principal transactions in the Consolidated Statements of Operations.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – Goodwill and Other Intangible Assets

          The following table represents a summary of the changes to goodwill and other intangible assets from December 31, 2008 to March 31, 2010 (in thousands of dollars):

	Goodwill	Customer Relationships	Trademark	Total

Balance, December 31, 2008	$—	2,686	220	2,906
Additions	1,540	—	—	1,540
Impairment	(1,327)	—	—	(1,327)
Amortization	—	(1,136)	(22)	(1,158)

Balance, December 31, 2009	213	1,550	198	1,961
Additions	121	—	—	121
Impairment	—	—	—	—
Amortization	—	(284)	(6)	(290)

Balance, March 31, 2010	$334	1,266	192	1,792

NOTE 6 - Commitments and Contingencies

          Lease Commitments

          The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2011 and 2014. As of March 31, 2010, there were no significant changes in the Company’s lease agreements since December 31, 2009.

          Letter of Credit

          In connection with the lease for the 20th floor at 1251 Avenue of the Americas, New York, NY, the Company issued a letter of credit in favor of the landlord in the sum of $755,625, as a security deposit. The letter of credit expires in February 2011 but is subject to automatic extension.

          Equity Commitment

          The Company, through its wholly owned subsidiary, Rodman Principal Investments, LLC (“RPI”), has made an investment commitment to Aceras Partners to fund operations and the joint venture’s principal investments in life science companies. At March 31, 2010, $14.4 million of this commitment remained unfunded.

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

          At March 31, 2010, R&R had net capital of $21.1 million, which was $20.4 million in excess of its required net capital of $0.7 million.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - Income Taxes

          The Company’s effective tax rate for the first quarter was 51.6%, compared to an effective tax rate of 0.0% for the first quarter of 2009. Income tax expense for the three months ended March 31, 2010 was $2.2 million compared to an income tax benefit of $13 thousand for the same period in 2009. The tax provision for the three months ended March 31, 2010 and 2009 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. Included in the above effective tax rate and income tax expense amounts for the three-month period ended March 31, 2010 is a $0.5 million tax expense to account for a prior period adjustment to write-down a deferred tax asset related to stock based compensation. Excluding this item, the Company’s effective tax rate for the three months ended March 31, 2010 would have been 39.7%.

          The effective tax rate for the three-months ended March 31, 2010 is higher than the expected domestic rate of 34% due primarily to state and local income taxes and non-deductible expenses and the aforementioned stock based compensation item. The effective tax rate for the three-months ended March 31, 2009 is lower than the expected domestic rate of 34% due primarily to the recordation of a full valuation allowance against the Company’s deferred tax assets.

          Management evaluates the realizability of its deferred tax assets quarterly. In determining the possible future realization of deferred tax assets, the future taxable income from the following sources is taken into account: (a) the reversal of taxable temporary differences; (b) future operations exclusive of reversing temporary differences; and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. The Company recorded a valuation allowance against all of its deferred tax asset as of March 31, 2009, after considering all available evidence and potential tax-planning strategies related to the amount of the tax asset that is more likely than not to be realized. Substantially all of the valuation allowance was reversed in the fourth quarter of 2009 after considering all of the available evidence.

          The Company does not anticipate any change in the amount of unrecognized tax benefits within the next twelve months. The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is not currently under examination by any taxing jurisdictions. The Company is no longer subject to federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2006. Tax years 2006 through 2010 remain open to examination by the U.S. federal, state, and foreign tax authorities.

NOTE 9 - Stock-Based Compensation

          The Company recorded a net $1.1 million reversal of stock-based compensation and $4.2 million of stock-based compensation for the three month periods ended March 31, 2010 and 2009, respectively. The unamortized deferred stock-based compensation balance as of March 31, 2010 was $2.2 million and will be fully amortized through 2013.

          There were no option grants in the first quarter of 2010. A summary of options outstanding as of March 31, 2010 is as follows (shares in thousands):

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2009	4,107	$4.07	$0.96
Canceled	—	—	—

Outstanding at March 31, 2010	4,107	$4.07	$0.96	2.2 years	$0.4 million

Exercisable at March 31, 2010	4,034	$4.06	$0.95	2.2 years	$0.4 million

          Total compensation cost associated with stock options was $51,000 and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following table details the activity of restricted stock (shares in thousands):

Restricted Stock

	Number of Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2009	193	$2.33
Vested	(97)	2.33

Balance at March 31, 2010	96	$2.33

          Total compensation cost associated with the grant of restricted stock was $55,000 and $80,000 for the three months ended March 31, 2010 and 2009, respectively.

          The following tables detail the activity of restricted stock units (shares in thousands):

Restricted Stock Units

	Shares		Weighted Average Grant Date Fair Value

	Future Service Required	No Future Service Required (1)	Future Service Required	No Future Service Required

Balance at December 31, 2009	2,667	2,506	$1.00	$1.02
Granted	1,538	—	1.12	—
Forfeited	(1,086)	(1,917)	1.09	0.97
Vested	(1,014)	1,014	1.08	1.08
Distribution of underlying shares	—	(1)	2.28	2.28

Balance at March 31, 2010	2,105	1,602	$1.00	$1.13

(1)	Represents fully vested restricted stock units which are still subject to transferability restrictions.

          Total compensation cost associated with the grant of RSUs was a $1.2 million reversal and $2.9 million for the three months ended March 31, 2010 and 2009, respectively. The reversal of the compensation cost associated with the RSUs was due to certain performance conditions which were not ultimately met.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - Weighted Average Shares Outstanding

          The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the three month periods ended March 31, 2010 and 2009 (weighted average shares in thousands):

		Three months ended March 31,

		2010	2009

Shares outstanding	(1)	35,366	34,795
Unearned restricted stock	(2)	(144)	—
Earned restricted stock units	(3)	927	—

Common shares outstanding, basic		36,149	34,795

Common shares upon exercise of options	(4)	375	—
Common shares upon vesting of non-vested restricted stocks and RSUs	(4)	1,294	—

Common shares outstanding, diluted		37,818	34,795

(1)	Shares outstanding represents shares issued less shares repurchased in treasury stock.

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

NOTE 11 – Warrants

          On March 1, 2007, the Company, in a private placement transaction, issued debentures and warrants to investors in exchange for $20,000,000 in cash. The debentures had a maturity date of December 31, 2009 and bore interest at 6% per annum, payable at the earlier of the maturity date or at the time of conversion or redemption of the debentures. The debentures, including any accrued interest, were convertible into shares of Holding’s common stock, at any time, at the election of the holders, at a conversion price of $7.00 per share, subject to certain adjustments. The warrants were exercisable at any time on or before March 1, 2010, at the election of the holder, and entitled the holders to purchase up to 714,286 shares of Holding’s common stock at an exercise price of $7.70 per share, subject to certain adjustments.

          As part of the Exchange, the holders of the debentures and the warrants exchanged those securities (and accrued interest on the debentures) for an aggregate of 5,970,099 shares of Common Stock and warrants to purchase 1,355,600 shares of Common Stock at an exercise price of $7.00 per share, subject to certain adjustments. As a result of such adjustments, at September 30, 2009, the warrants covered the right to purchase 1,494,886 shares at an exercise price of $6.35. Subsequent to September 30, 2009, the Company extended to the warrant holders the ability to exercise the warrants on a “cashless” basis prior to their expiration on March 1, 2010. On March 2, 2010, all 1,494,886 warrants expired unexercised.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, the Company formed Aceras BioMedical, a joint venture through which it, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed a new wholly-owned subsidiary, RPI, which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of its principal-related businesses. At March 31, 2010, $14.4 million of this commitment remained unfunded. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made.

          The Company’s net revenues, expenses, and total assets by segment are summarized below (in millions of dollars):

	Capital Markets	Merchant Banking	Total

2010
Three Months Ended March 31,
Net revenues	$27.5	0.2	27.7
Expenses	$22.8	0.6	23.4
Segment assets	$76.1	16.5	92.6

2009
Three Months Ended March 31,
Net revenues	$5.8	—	5.8
Expenses	$17.4	0.7	18.1
Segment assets	$33.2	—	33.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.

Overview

          We are a full-service investment bank dedicated to providing corporate finance, strategic advisory and related services to public and private companies across multiple sectors and regions. We also provide research and sales and trading services primarily to institutional investors. We are the leader in the PIPE (private investment in public equity) and RD (registered direct offering) transaction markets. We have been ranked the #1 Placement Agent by deal volume of PIPE and RD financing transactions completed every year since 2005. The sectors that we currently serve include life science/healthcare, energy, metals/mining, financial services and cleantech and the primary regions we currently serve include the United States and China. Our primary product and service offerings include financing transactions, including private placements and public offerings. We also provide research and sales and trading services to institutional investors.

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

Business Segments

          We operate in two business segments, Capital Markets and Merchant Banking. The Capital Markets reportable segment includes our investment banking, sales and trading activities and research. The Capital Markets reportable segment is managed as a single operating segment that provides the following principal sources of revenue:

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

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At March 31, 2010, our outstanding investment commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $14.4 million. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

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

          Our management believes that our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most difficult subjective or complex judgments) are our valuation of financial instruments, income taxes and our use of estimates related to compensation and benefits during the year.

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

Compensation and Benefits

          The use of estimates is important in determining compensation and benefits expenses for interim and year end periods. A substantial portion of our compensation and benefits represents discretionary bonuses. In addition to the level of net revenues and pre-tax income, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix and our use of equity-based compensation programs. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to net revenues and pre-tax income earned or reasonably expected. Consequently, we generally accrue interim compensation and benefits based on annual targeted compensation amounts and interim revenues received.

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

          Management on an ongoing basis, at least quarterly, evaluates our tax positions and ascertains whether those tax positions that may be uncertain require de-recognition or re-measurement. We do not believe that there are any material uncertain tax position requiring de-recognition or measurement.

First quarter of 2010 compared to first quarter of 2009

Results of Operations

          The following table sets forth the results of operations for the three months ended March 31, 2010 and 2009 (in thousands of dollars):

	Three Months Ended

	March 31, 2010		March 31, 2009

		% of Net Revenue		% of Net Revenue

Revenues:
Investment banking	$29,268		6,883
Merchant banking	177		—
Commissions	1,014		808
Principal transactions	(2,810)		(1,962)
Interest and other income	78		111

Total revenues	$27,727		5,840

Operating expenses:
Compensation and benefits	13,496	48.7%	12,066	206.6%
Conference fees	3,117	11.2%	—	0.0%
Professional and consulting fees	1,561	5.6%	1,538	26.3%
Occupancy and equipment rentals	768	2.8%	793	13.6%
Advertising and marketing	652	2.4%	303	5.2%
Communication and market research	761	2.7%	653	11.2%
Depreciation and amortization	520	1.9%	635	10.9%
Business development	995	3.6%	538	9.2%
Office supplies	208	0.8%	92	1.6%
Impairment of goodwill	—	0.0%	683	11.7%
Bad debt expense	485	1.7%	177	3.0%
Other	837	3.0%	659	11.3%

Total operating expenses	23,400	84.4%	18,137	310.6%

Income (loss) before income taxes	4,327	15.6%	(12,297)	(210.6)%
Income tax expense (benefit)	2,233		(13)

Net income (loss) to common stockholders	$2,094		(12,284)

          Our operating income for the three months ended March 31, 2010 and 2009 included the following non-cash expenses (in thousands of dollars):

	Three Months Ended

	March 31, 2010	March 31, 2009

Stock-based compensation	$(1,077)	4,220
Amortization of forgivable loans	575	533
Depreciation and amortization	520	635
Impairment of goodwill	—	683

Total	$18	6,071

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains (or losses) on investments by our Aceras BioMedical joint venture and other principal investments activity, was $0.2 million. The value of Aceras’ assets was determined based on a valuation prepared as of March 31, 2010, taking into consideration cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions. The gain recognized in the first quarter of 2010 represents the change in the Aceras BioMedical valuation from December 31, 2009 and other principal investments activity.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the three months ended March 31, 2010 was $27.5 million, representing an increase of 375% from $5.8 million in the comparable period of 2009. The increase was primarily due to a $22.4 million increase in investment banking revenues.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the three months ended March 31, 2010 and 2009 (in thousands of dollars):

	Three Months Ended

	March 31, 2010	March 31, 2009

Revenue:
Private placement and underwriting	$27,568	3,996
Financial advisory	1,700	2,887

Total investment banking revenue	$29,268	6,883

          Investment banking revenue was $29.3 million for the three months ended March 31, 2010, which included $6.1 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $6.9 million, which included $1.4 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2009:

▪

Private placement and underwriting revenue for the quarter was $27.6 million, including $6.1 million of fair value related to warrants received, compared to $4.0 million in the comparable period of 2009.

▪	Strategic advisory fees for the three months ended March 31, 2010 were $1.7 million, compared to $2.9 million for comparable period of 2009.

Sales and Trading

          Commission revenues increased by $206,000, or 25%, to $1.0 million for the three months ended March 31, 2010, compared with $0.8 million for the three months ended March 31, 2009.

Principal Transactions

          Principal transactions revenue was a $2.8 million loss for the three months ended March 31, 2010, compared with a $2.0 million loss for the three months ended March 31, 2009 The $2.8 million loss was primarily due to the reduction in value of certain warrants we previously received as part of our investment banking fees.

          The following discussion combines Capital Markets and Merchant Banking expenses.

Expenses

Compensation

          Compensation expense increased $1.4 million, or 12%, while total net revenues increased 375% for the three months ended March 31, 2010. The ratio of compensation to net revenues was 49% for the three months ended March 31, 2010 as compared to 207% for the comparable period of 2009. The increase in compensation and benefits expense is attributed to our variable compensation structure since the majority of compensation expense is based on revenue production.

Non-Compensation Expenses

          Non-compensation expense was $9.9 million for the three months ended March 31, 2010, versus $6.1 million for the prior year period, or 36% of net revenues for the 2010 period versus 104% of net revenues for the comparable period of 2009. The increase in non-compensation expense in the first quarter was primarily due to expenses related our China Investment Conference which was held in March 2010 and increased business development and marketing expenses due to the expansion of our business platform.

Income Taxes

          Income tax expense for the first quarter was $2.2 million which represents a 51.6% effective tax rate. This quarter’s tax rate was adversely affected by a prior period adjustment to write-down a deferred tax asset related to stock based compensation. The effective tax rate, without this item, would have been 39.7%.

Liquidity and Capital Resources

          We have historically satisfied our capital and liquidity requirements through cash generated internally from operations.

          At December 31, 2009, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level I” assets less “Level I” liabilities, and current receivables of $31.0 million. As of March 31, 2010, we had liquid assets of $37.6 million.

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

          As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Exchange Act. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At March 31, 2010, we had excess net capital of $20.4 million. Regulatory net capital requirements may change based on investment and underwriting activities.

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

Cash Flows

          Unrestricted cash and cash equivalents were $23.1 million at March 31, 2010, an increase of $10.5 million from $12.6 million at December 31, 2009.

          Operating activities provided $11.3 million of cash and cash equivalents during the three months ended March 31, 2010.

          The primary components of cash used by investing activities for the three months ended March 31, 2010 were: (a) $0.4 million in property, equipment and leasehold purchases; and (b) $0.4 million in connection with the COSCO acquisition.

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

          At March 31, 2010, $20.5 million, or 44% of $46.5 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $15.4 million, or 33% of financial instruments owned is related to our merchant banking activity. The remaining 23% of the financial instruments owned represents a promissory notes received in conjunction with our investment banking activities, listed equity securities, restricted securities and investments in affiliates at fair value.

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

          Based on our analysis, as of March 31, 2010, the effect of a 100+/- basis point change in interest rates on the value of our warrant portfolio and promissory note and the resultant effect on our pre-tax income are considered immaterial.

          The value of Aceras BioMedical’s assets in our merchant banking activity was determined based on a valuation performed as of March 31, 2010, taking into consideration the cost of the investment, market participant inputs, non-binding offers made by third parties, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments. The primary quantifiable market risk associated with Aceras BioMedical’s assets is sensitivity to changes in interest rates. Based on our analysis as of March 31, 2010 assuming a 100 basis point increase in interest rate, we estimated the reduction of pre-tax income to be immaterial.

Item 4. Controls and Procedures

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: May 13, 2010

RODMAN & RENSHAW
CAPITAL GROUP, INC.

By:	/s/ Edward Rubin

Name: Edward Rubin
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David J. Horin

Name: David J. Horin
Title: Chief Financial Officer
(Principal Financial Officer)