Form 10-Q
period 2010-06-30
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2010-08-12
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _________________

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

          As of August 3, 2010, there were 34,740,969 shares of the registrant’s common stock outstanding.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Page

Consolidated Statements of Financial Condition as of June 30, 2010 (unaudited) and December 31, 2009	2

Consolidated Statements of Operations for the three and six month periods ended June 30, 2010 and 2009 (unaudited)	3

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the six month periods ended June 30, 2010 (unaudited) and for the year ended December 31, 2009	4

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition as of June 30, 2010 (Unaudited) and December 31, 2009
Dollars in Thousands, Except Per Share Amounts

	June 30, 2010	December 31, 2009

Assets
Cash and cash equivalents
Unrestricted	$18,587	12,603
Restricted	1,695	2,943

Total cash and cash equivalents	20,282	15,546
Financial instruments owned, at fair value	41,166	56,156
Private placement and other fees receivable	1,796	4,798
Receivable from brokers, dealers & clearing agencies	1,694	5,735
Prepaid expenses	1,126	781
Property and equipment, net	3,097	2,773
Other assets	10,956	7,136
Goodwill and other intangible assets, net	773	1,961

Total Assets	$80,890	94,886

Liabilities and Stockholders’ Equity
Accrued compensation payable	$14,650	10,098
Accounts payable and accrued expenses	4,857	6,217
Acquisitions related payables	1,787	2,826
Financial instruments sold, not yet purchased, at fair value	755	304

Total Liabilities	22,049	19,445

Commitments and contingencies (See Note 6)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized; 35,006,469 and 35,918,222 issued as of June 30, 2010 and December 31, 2009, respectively	35	36
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	—	—
Additional paid-in capital	73,015	75,989
Treasury stock, 40,000 shares in 2010, 534,500 shares in 2009	(123)	(1,034)
Accumulated deficit	(14,086)	(11,609)

Total common stockholders’ equity	58,841	63,382

Non-controlling interest	—	12,059

Total Stockholders’ Equity	58,841	75,441

Total Liabilities and Stockholders’ Equity	$80,890	94,886

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations for the
Three and Six Month Periods Ended June 30, 2010 and 2009 (Unaudited)
Amounts in Thousands, Except Per Share Amounts

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Revenues:
Investment banking	$20,783	26,993	$50,051	33,876
Merchant banking	1,063	—	1,240	—
Commissions	972	705	1,986	1,513
Conference fees	879	—	879	—
Principal transactions	(7,350)	5,637	(10,160)	3,674
Interest and other income	42	60	120	171

Total revenues	16,389	33,395	44,116	39,234

Operating expenses:
Compensation and benefits	13,520	11,846	27,016	23,912
Conference expense	2,899	—	6,016	—
Professional and consulting	2,140	1,303	3,701	2,840
Occupancy and equipment rentals	786	784	1,554	1,577
Advertising and marketing	424	96	1,077	400
Communication and market research	870	649	1,631	1,302
Depreciation and amortization	334	741	854	1,375
Business development	1,540	486	2,535	1,024
Office supplies	90	167	298	259
Impairment of goodwill / other intangibles	933	644	933	1,327
Bad debt expense	—	272	485	449
Other	812	456	1,648	1,115

Total operating expenses	24,348	17,444	47,748	35,580

Operating income (loss)	(7,959)	15,951	(3,632)	3,654
Income tax expense (benefit)	(3,388)	23	(1,155)	9

Net income (loss) to common stockholders	$(4,571)	15,928	$(2,477)	3,645

Net income (loss) per common share:
Basic	$(0.12)	0.45	$(0.07)	0.10

Diluted	$(0.12)	0.42	$(0.07)	0.10

Weighted average common shares outstanding:
Basic	36,763	35,669	36,456	35,233

Diluted	36,763	37,883	36,456	37,156

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the
Six Month Period Ended June 30, 2010 (Unaudited) and the Year Ended December 31, 2009
Dollars in Thousands

	Six Months Ended June 30, 2010	Year Ended December 31, 2009

Common stock:
Balance, beginning of the period	$36	35
Issuance of common stock	—	1
Treasury stock retirement	(1)	—

Balance, end of the period	$35	36

Additional paid-in-capital:
Balance, beginning of the period	$75,989	70,441
Stock based compensation	(878)	5,799
Treasury stock retirement	(2,016)	—
Other	(80)	(251)

Balance, end of the period	$73,015	75,989

Accumulated deficit:
Balance, beginning of the period	$(11,609)	(38,907)
Net (loss) income	(2,477)	27,298

Balance, end of the period	$(14,086)	(11,609)

Treasury stock, at cost:
Balance, beginning of the period	$(1,034)	(1,034)
Treasury stock purchases	(1,106)	—
Treasury stock retirement	2,017	—

Balance, end of the period	$(123)	(1,034)

Non-controlling interest:
Balance, beginning of the period	$12,059	—
Deconsolidation of Aceras BioMedical	(12,059)	—
Net income to non-controlling interest	—	18,695
Distribution to non-controlling interest	—	(6,636)

Balance, end of the period	$—	12,059

Total stockholders’ equity	$58,841	75,441

Comprehensive income:
Net (loss) income	$(2,477)	27,298
Other comprehensive income (loss)	—	—

Total comprehensive (loss) income	$(2,477)	27,298

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the
Six month periods ended June 30, 2010 and 2009 (Unaudited)
Dollars in Thousands

	Six Months Ended June 30,

	2010	2009

Cash flows from operating activities:
Net income (loss)	$(2,477)	3,645
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	854	1,375
Restricted cash	1,248	(114)
Stock based compensation	(878)	4,923
Impairment of goodwill and other intangible assets	933	1,327
Changes in operating assets and liabilities:
Financial instruments owned, at fair value	2,931	(11,141)
Private placement and other fees receivable	3,002	(2,129)
Receivable from brokers, dealers & clearing agencies	4,041	(432)
Prepaid expenses	(345)	(579)
Other assets	(3,820)	(1,052)
Financial instruments sold not yet purchased, at fair value	451	725
Accrued compensation payable	4,552	3,822
Accounts payable and accrued expenses	(1,440)	(3,278)

Net cash provided by (used in) operating activities	9,052	(2,908)

Cash flows from investing activities:
Purchases of property and equipment	(802)	(1,410)
Acquisitions related earn-out payments	(1,160)	(2,584)
Investments in portfolio companies	—	(624)

Net cash used in investing activities	(1,962)	(4,618)

Cash provided by (used in) financing activities:
Purchase of treasury stock	(1,106)	—

Net cash used in financing activities	(1,106)	—

Net increase (decrease) in cash and cash equivalents	5,984	(7,526)
Cash and cash equivalents (unrestricted) – beginning of period	12,603	18,383

Cash and cash equivalents (unrestricted) – end of period	$18,587	10,857

Supplemental disclosures of cash flow information:
Income taxes paid	$3,592	—

Change in fair value of financial instruments owned due to the deconsolidation of Aceras BioMedical	$12,059	—

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

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, the changes in stockholders’ equity and comprehensive income (loss) for the six months ended June 30, 2010 and the year ended December 31, 2009 and cash flows for the six months ended June 30, 2010 and 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2010.

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

Principles of Consolidation

          The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock and has control. In addition, the Company consolidates entities which lack characteristics of an operating entity or business for which it is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. In situations where the Company has significant influence but not control of an entity that does not qualify as a variable interest entity, the Company applies the equity method of accounting. In those cases where its investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when the Company owns 20% to 50% of the voting equity of an entity or when it holds at least 3% of a limited partnership interest. If the Company does not consolidate an entity or applies the equity method of accounting, it accounts for the investment at fair value.

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

          The fair value of warrants is recorded in financial instruments owned, at fair value on the Company’s Consolidated Statements of Financial Condition. When a warrant is received, its fair value is included in investment banking revenue as of the close of the date on which it is earned. Subsequently, any change in fair value is recorded as principal transactions. When a warrant is exercised, the fair value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the fair value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

Value of Merchant Banking Assets

          The value of the Company’s investment in Aceras BioMedical’s assets was determined based on a valuation performed as of June 30, 2010, taking into consideration cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions.

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

          When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments. Revenue from the receipt of warrants is recognized, as of the close of the date on which it is earned, based on the estimated fair value of the securities received using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected price volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the three and six month periods ended June 30, 2010 and 2009 (in thousands of dollars):

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Private placements	$11,661	14,286	28,482	16,737
Warrants	2,696	9,651	8,815	11,025
Strategic advisory	1,005	1,583	2,705	4,470
Underwriting	5,421	1,473	10,049	1,644

Total investment banking revenue	$20,783	26,993	50,051	33,876

          Merchant Banking Revenue. Merchant banking revenue, consisting of gains on investments by the Company’s Aceras BioMedical joint venture and other principal investments activity, was $1.1 million. The value of Aceras BioMedical’s assets was determined based on a valuation performed as of June 30, 2010, taking into consideration cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions. The gain recognized in the six months ended June 30, 2010 represents the change in the Aceras BioMedical valuation from December 31, 2009 and other principal investments activity.

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

          Intangible assets consist of customer relationships and a trade name. Customer relationships and a trade name acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. Customer relationships acquired in the normal course of the Company’s operations are recorded at cost net of accumulated amortization. Intangible assets are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. Amortization is calculated using the straight line method over the estimated useful lives at the following annual rates:

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

          Reserves related to legal proceedings are established and maintained. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of June 30, 2010, there were no legal reserves accrued in the Consolidated Statements of Financial Condition.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Concentrations of Credit Risk

          R&R is engaged in trading and provides a broad range of securities brokerage and investment services to institutional clients as well as private placement services to business entities. Counterparties to the R&R’s business activities include broker-dealers, clearing organizations, banks, investment banking clients, and other financial institutions.

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

Forgivable Loans

          The Company issues forgivable loans as a retention vehicle to certain new employees. These loans are subject to a substantive service requirement by the employees and are amortized over the service period on a straight-line basis. As of June 30, 2010, the net balance of the loans was $2.3 million, which is included in other assets on the Consolidated Statements of Financial Condition. During the first half of 2010, the Company issued an additional $763,000 in forgivable loans. The Company recorded $660,000 and $1.2 million of compensation expense related to the amortization of these loans during the three and six months ended June 30, 2010, respectively, and $457,000 and $1.0 million of compensation expense related to the amortization of these loans during the three and six months ended June 30, 2009, respectively.

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

          Deferred stock based compensation costs with respect to shares of restricted stock and restricted stock units and stock options granted are presented as part of additional paid in capital in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

NOTE 3 - Recent Accounting Pronouncements

          FASB ASC 810. The Company adopted further accounting changes described in ASC 810, Consolidation Topic, as of January 1, 2010, which required that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminated the quantitative approach previously applied to assessing the consolidation of a variable interest entity and required ongoing reassessments for consolidation. Starting on January 1, 2010, the Company deconsolidated its investment in Aceras BioMedical because its joint venture partner, Aceras Partners, not the Company, most significantly impacts Aceras BioMedical’s economic performance.

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

NOTE 4 - Financial Instruments, at Fair Value

          The following is a summary of the fair value of financial instruments owned and financial instruments sold, not yet purchased, as of June 30, 2010 and December 31, 2009 (in thousands of dollars):

	June 30, 2010		December 31, 2009

	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Securities	$10,154	755	5,120	304
Merchant banking investment	9,495	—	22,251	—
Warrants	14,950	—	22,945	—
Investment in private securities	1,384	—	1,373	—
Investments in shell companies	1,654	—	1,654	—
Loans and loan commitments	2,771	—	1,920	—
Other investments	758	—	893	—

	$41,166	755	56,156	304

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy (in thousands of dollars):

	June 30, 2010

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Securities	$10,225	—	1,313	11,538
Merchant banking investment	—	—	9,495	9,495
Warrants	—	—	14,950	14,950
Investments in shell companies	—	—	1,654	1,654
Loans and loan commitments	—	—	2,771	2,771
Other investments	—	—	758	758

Total financial instruments owned	$10,225	—	30,941	41,166

Liabilities:
Financial instruments sold, not yet purchased	$755	—	—	755

Total financial instruments sold, not yet purchased	$755	—	—	755

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

          Financial instruments are assessed on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no material transfers between Level 1, Level 2 and Level 3 classified instruments during the three months and six months ended June 30, 2010.

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the three and six months ended June 30, 2010 and June 30, 2009 (in thousands of dollars):

	Three Months Ended June 30, 2010

	Warrants	Non-Derivatives Assets

Balance, March 31, 2010	$20,487	21,897
Purchases / issuances	3,615	—
Sales / settlements	(1,787)	—
Deconsolidation of Aceras Biomedical	—	(5,940)
Realized and unrealized gains/(losses) (1)	(7,365)	34

Balance, June 30, 2010	$14,950	15,991

Change in unrealized gains/(losses) relating to instruments still held at June 30, 2010	$(7,700)	35

(1)	Reported in principal transactions in the Consolidated Statements of Operations.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2010

	Warrants	Non-Derivatives Assets

Balance, December 31, 2009	$22,945	28,031
Purchases / issuances	7,963	1,031
Sales / settlements	(4,428)	(500)
Deconsolidation of Aceras BioMedical	—	(12,822)
Realized and unrealized gains/(losses) (1)	(11,530)	251

Balance, June 30, 2010	$14,950	15,991

Change in unrealized gains/(losses) relating to instruments still held at June 30, 2010	$(11,708)	251

(1)	Reported in principal transactions in the Consolidated Statements of Operations.

	Three Months Ended June 30, 2009

	Warrants	Non-Derivatives Assets

Balance, March 31, 2009	$6,757	4,818
Purchases / issuances	9,651	613
Sales / settlements	(2,877)	—
Realized and unrealized gains (1)	4,710	316

Balance, June 30, 2009	$18,241	5,747

Change in unrealized gains relating to instruments still held at June 30, 2009	$4,860	316

(1)	Reported in principal transactions in the Consolidated Statements of Operations.

	Six Months Ended June 30, 2009

	Warrants	Non-Derivatives Assets

Balance, December 31, 2008	$5,622	5,130
Purchases / issuances	11,025	624
Sales / settlements	(3,130)	—
Realized and unrealized gains/(losses) (1)	4,724	(7)

Balance, June 30, 2009	$18,241	5,747

Change in unrealized gains/(losses) relating to instruments still held at June 30, 2009	$5,142	(7)

(1)	Reported in principal transactions in the Consolidated Statements of Operations.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – Goodwill and Other Intangible Assets

          The following table represents a summary of the changes to goodwill and other intangible assets from December 31, 2008 to June 30, 2010 (in thousands of dollars):

	Goodwill	Customer	Trademark	Total

Balance, December 31, 2008	$—	2,686	220	2,906
Additions	1,540	—	—	1,540
Impairment	(1,327)	—	—	(1,327)
Amortization	—	(1,136)	(22)	(1,158)

Balance, December 31, 2009	213	1,550	198	1,961
Additions	121	—	—	121
Impairment	—	(933)	—	(933)
Amortization	—	(364)	(12)	(376)

Balance, June 30, 2010	$334	253	186	773

NOTE 6 - Commitments and Contingencies

          Lease Commitments

          The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2011 and 2014. The Company lease for the 20th floor at 1251 Avenue of the Americas, New York, NY expires in October 2013. As of June 30, 2010, there were no significant changes in the Company’s lease agreements since December 31, 2009.

          Letter of Credit

          In connection with the lease for the 20th floor at 1251 Avenue of the Americas, New York, NY, the Company issued a letter of credit in favor of the landlord in the sum of $755,625, as a security deposit. The letter of credit expires in February 2011 but is subject to automatic extension.

          Equity Commitment

          The Company, through its wholly owned subsidiary, Rodman Principal Investments, LLC (“RPI”), has made an investment commitment to Aceras Partners to fund operations and the Aceras BioMedical joint venture’s principal investments in life science companies. At June 30, 2010, $13.9 million of this commitment remained unfunded.

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

          At June 30, 2010, R&R had net capital of $20.1 million, which was $19.3 million in excess of its required net capital of $805,000.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - Income Taxes

          The Company’s effective tax rate for the second quarter of 2010 was 42.6%. Income tax benefit for the six months ended June 30, 2010 was $1.2 million compared to an income tax expense of $9,000 for the same period in 2009. The tax provision for the six months ended June 30, 2010 and 2009 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. Included in the above effective tax rate and income tax expense amounts for the six-month period ended June 30, 2010 is a $0.5 million tax expense primarily related to a write-down of a deferred tax asset related to stock based compensation in the first quarter. Excluding this item, the Company’s effective tax rate for the six months ended June 30, 2010 would have been approximately 46%.

          The effective tax rate for the six-months ended June 30, 2010 is higher than the expected domestic rate of 34% due primarily to state and local income taxes, non-deductible expenses, and the aforementioned stock based compensation item. The effective tax rate for the six-months ended June 30, 2009 is lower than the expected domestic rate of 34% due primarily to the recordation of a full valuation allowance against the Company’s deferred tax assets.

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

NOTE 9 - Stock-Based Compensation

          The Company recorded $198,000 and a net $878,000 reversal of stock-based compensation for the three and six month periods ended June 30, 2010, respectively, and $703,000 and $4.9 million of stock-based compensation for the three and six month periods ended June 30, 2009, respectively. The unamortized deferred stock-based compensation balance as of June 30, 2010 was $1.7 million and will be fully amortized through 2013.

          There were no option grants in the first half of 2010. A summary of options outstanding as of June 30, 2010 is as follows (shares in thousands):

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2009	4,107	$4.07	$0.96
No activity	—	—	—

Outstanding at June 30, 2010	4,107	$4.07	$0.96	2.0 years	$0.0 million

Exercisable at June 30, 2010	4,087	$4.07	$0.95	1.9 years	$0.0 million

          Total compensation cost associated with stock options was $24,000 and $76,000 for the three and six months ended June 30, 2010, respectively, and $53,000 and $1.3 million for the three and six months ended June 30, 2009, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following table details the activity of restricted stock (shares in thousands):

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2009	193	$2.33
Forfeited	(3)	2.28
Vested	(97)	2.33

Balance at June 30, 2010	93	$2.33

          Total compensation cost associated with the grant of restricted stock was $53,000 and $108,000 for the three and six months ended June 30, 2010, respectively, and $43,000 and $123,000 for the three and six months ended June 30, 2009, respectively.

          The following tables detail the activity of RSUs (shares in thousands):

Restricted Stock Units
	Shares		Weighted Average Grant Date Fair Value

	Future Service Required	No Future Service Required (1)	Future Service Required	No Future Service Required

Balance at December 31, 2009	2,667	2,506	$1.00	$1.02
Granted	1,538	—	1.12	—
Forfeited	(1,158)	(1,917)	1.05	0.97
Vested	(1,014)	1,014	1.08	1.08
Distribution of underlying shares	—	(1)	2.28	2.28

Balance at June 30, 2010	2,033	1,602	$1.03	$1.13

(1)	Represents fully vested RSUs which are still subject to transferability restrictions.

          Total compensation cost associated with the grant of RSUs was $121,000 and a net $1.1 million reversal for the three and six months ended June 30, 2010, respectively, and $607,000 and $3.5 million for the three and six months ended June 30, 2009, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - Weighted Average Shares Outstanding

          The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the three and six month periods ended June 30, 2010 and 2009 (weighted average shares in thousands):

		Three months ended June 30,		Six months ended June 30,

		2010	2009	2010	2009

Shares outstanding	(1)	35,255	34,854	35,311	34,710
Unearned restricted stock	(2)	(94)	(183)	(119)	(271)
Earned restricted stock units	(3)	1,602	998	1,264	794

Shares outstanding, basic		36,763	35,669	36,456	35,233

Stock options	(4)	—	35	—	65
Non-vested restricted stocks and RSUs	(4)	—	2,179	—	1,858

Shares outstanding, diluted		36,763	37,883	36,456	37,156

          Due to the fact the Company had a net loss for the quarter and six months ended June 30, 2010, the outstanding shares for the calculation of basic EPS and diluted EPS for that period are the same.

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

NOTE 11 – Segment Reporting

          Through June 30, 2009, the Company operated in one business segment. Commencing July 1, 2009, the Company began operating in two business segments, Capital Markets and Merchant Banking. The Capital Markets reportable segment includes the Company’s investment banking, sales and trading activities and research. The Capital Markets reportable segment is managed as a single operating segment that provides the following principal sources of revenue:

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

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, the Company formed Aceras BioMedical, a joint venture through which it, in partnership with Aceras Partners, LLC, makes principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed a new wholly-owned subsidiary, RPI, which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of its principal-related businesses. At June 30, 2010, $13.9 million of this commitment remained unfunded. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The Company’s net revenues, expenses, and total assets by segment are summarized below (in millions of dollars):

	Capital Markets	Merchant Banking	Total

2010
Three Months Ended June 30,
Net revenues	$15.3	1.1	16.4
Expenses	$23.3	1.0	24.3
Segment assets	$71.4	9.5	80.9

Six Months Ended June 30,
Net revenues	$42.9	1.2	44.1
Expenses	$45.8	1.9	47.7
Segment assets	$71.4	9.5	80.9

2009
Three Months Ended June 30,
Net revenues	$33.4	—	33.4
Expenses	$16.6	0.8	17.4
Segment assets	$69.2	—	69.2

Six Months Ended June 30,
Net revenues	$39.2	—	39.2
Expenses	$34.1	1.5	35.6
Segment assets	$69.2	—	69.2

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

Business Environment

          Market conditions and valuations for companies in the life science sector and other sectors in which we are active, as well as general market conditions, can materially affect our financial performance. On May 6, 2010, the market experienced its “flash crash”, with the Dow Jones Industrial Average declining 1,000 points, and from that day on the equity markets have been generally performing poorly. Since March 31, 2010, many of our clients and target companies have seen their stock price decline on average in excess of 20% through June 30, 2010. When the stock markets are in a downturn it is extremely challenging to generate investment banking revenue from capital markets activity.

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

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At June 30, 2010, our outstanding investment commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $13.9 million. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

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

Second quarter of 2010 compared to second quarter of 2009

Results of Operations

          The following table sets forth the results of operations for the three months ended June 30, 2010 and 2009 (in thousands of dollars):

	Three Months Ended

	June 30, 2010		June 30, 2009

		% of Net Revenue		% of Net Revenue

Revenues:
Investment banking	$20,783		26,993
Merchant banking	1,063		—
Commissions	972		705
Conference fees	879		—
Principal transactions	(7,350)		5,637
Interest and other income	42		60

Total revenues	16,389		33,395

Operating expenses:
Compensation and benefits	13,520	82.5%	11,846	35.5%
Conference expense	2,899	17.7%	—	0.0%
Professional and consulting	2,140	13.1%	1,303	3.9%
Occupancy and equipment rentals	786	4.8%	784	2.3%
Advertising and marketing	424	2.6%	96	0.3%
Communication and market research	870	5.3%	649	1.9%
Depreciation and amortization	334	2.0%	741	2.2%
Business development	1,540	9.4%	486	1.5%
Office supplies	90	0.5%	167	0.5%
Impairment of goodwill / other intangibles	933	5.7%	644	1.9%
Bad debt expense	—	0.0%	272	0.8%
Other	812	5.0%	456	1.4%

Total operating expenses	24,348	148.6%	17,444	52.2%

Income (loss) before income taxes	(7,959)	-48.6%	15,951	47.8%
Income tax expense (benefit)	(3,388)		23

Net income (loss) to common stockholders	$(4,571)		15,928

          Our operating income for the three months ended June 30, 2010 and 2009 included the following non-cash expenses (in thousands of dollars):

	Three Months Ended

	June 30, 2010	June 30, 2009

Stock-based compensation	$198	703
Amortization of forgivable loans	660	457
Depreciation and amortization	334	740
Impairment of goodwill / other intangibles	933	644

Total	$2,125	2,544

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains on investments by our Aceras BioMedical joint venture and other principal investments activity, was $1.1 million. The value of Aceras BioMedical’s assets was determined based on a valuation prepared as of June 30, 2010, taking into consideration market prices, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions. The gain recognized in the second quarter of 2010 mostly relates to gains from the other principal investments activity.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

           Total revenue for the three months ended June 30, 2010 was $15.3 million, representing a decrease of 54% from $33.4 million in the comparable period of 2009. The decrease was primarily due to a $13.0 million decrease in principal transactions revenues.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the three months ended June 30, 2010 and 2009 (in thousands of dollars):

	Three Months Ended

	June 30, 2010	June 30, 2009

Revenue:
Private placement and underwriting	$19,778	25,410
Financial advisory	1,005	1,583

Total investment banking revenue	$20,783	26,993

           Investment banking revenue was $20.8 million for the three months ended June 30, 2010, which included $2.7 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $27.0 million, which included $9.6 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2009:

▪

Private placement and underwriting revenue for the quarter was $19.8 million, including $2.7 million of fair value related to warrants received, compared to $25.4 million, including $9.6 million of fair value related to warrants received, in the comparable period of 2009.

▪	Strategic advisory fees for the three months ended June 30, 2010 were $1.0 million, compared to $1.6 million for comparable period of 2009.

Sales and Trading

          Commission revenues increased by $0.3 million, or 38%, to $1.0 million for the three months ended June 30, 2010, compared with $0.7 million for the three months ended June 30, 2009.

Principal Transactions

          Principal transactions revenue was a $7.4 million loss for the three months ended June 30, 2010, compared with a $5.6 million gain for the three months ended June 30, 2009. The decline in our portfolio was consistent with the overall market decline in “micro-cap” China and Biotechnology securities.

                    The following discussion combines Capital Markets and Merchant Banking expenses.

Expenses

Compensation

          Compensation expense increased $1.7 million, or 14%, while total net revenues decreased 51% for the three months ended June 30, 2010. The ratio of compensation to net revenues was 82% for the three months ended June 30, 2010 as compared to 35% for the comparable period of 2009. Employee compensation and benefits expense for the second quarter, excluding the principal transactions $7.4 million loss, represented 57% of transaction related revenue (revenue excluding principal transactions), compared to 43% in the second quarter of 2009. We target a compensation ratio of 55% to 60% of transaction related revenue.

Non-Compensation Expenses

          Non-compensation expense was $10.8 million for the three months ended June 30, 2010, versus $5.6 million for the prior year period. The increase in non-compensation in the second quarter was primarily due to expenses related to the Company’s London Investment Conference which was held during the second quarter and increased business development. The intangible asset write-off related to a customer list acquired in 2008. The impairment charge was triggered the second quarter of 2010 due to the troubled European outlook and the lack of prospective future revenue generation from these European clients.

Income Taxes

          Our effective tax rate for the second quarter of 2010 was 42.6%.

First half of 2010 compared to first half of 2009

Results of Operations

          The following table sets forth the results of operations for the six months ended June 30, 2010 and 2009 (in thousands of dollars):

	Six Months Ended

	June 30, 2010		June 30, 2009

		% of Net Revenue		% of Net Revenue

Revenues:
Investment banking	$50,051		33,876
Merchant banking	1,240		—
Commissions	1,986		1,513
Conference fees	879		—
Principal transactions	(10,160)		3,674
Interest and other income	120		171

Total revenues	44,116		39,234

Operating expenses:
Compensation and benefits	27,016	61.2%	23,912	60.9%
Conference expense	6,016	13.6%	—	0.0%
Professional and consulting	3,701	8.4%	2,840	7.2%
Occupancy and equipment rentals	1,554	3.5%	1,577	4.0%
Advertising and marketing	1,077	2.4%	400	1.0%
Communication and market research	1,631	3.7%	1,302	3.3%
Depreciation and amortization	854	1.9%	1,375	3.5%
Business development	2,535	5.7%	1,024	2.6%
Office supplies	298	0.7%	259	0.7%
Impairment of goodwill / other intangibles	933	2.1%	1,327	3.4%
Bad debt expense	485	1.1%	449	1.1%
Other	1,648	3.7%	1,115	2.8%

Total operating expenses	47,748	108.2%	35,580	90.7%

Income (loss) before income taxes	(3,632)	-8.2%	3,654	9.3%
Income tax expense (benefit)	(1,155)		9

Net income (loss) to common stockholders	$(2,477)		3,645

          Our operating income for the six months ended June 30, 2010 and 2009 included the following non-cash expenses (in thousands of dollars):

	Six Months Ended

	June 30, 2010	June 30, 2009

Stock-based compensation	$(878)	4,923
Amortization of forgivable loans	1,235	990
Depreciation and amortization	854	1,375
Impairment of goodwill / other intangibles	933	1,327

Total	$2,144	8,615

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains (or losses) on investments by our Aceras BioMedical joint venture and other principal investments activity, was $1.2 million. The value of Aceras’ assets was determined based on a valuation prepared as of June 30, 2010, taking into consideration market prices, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions. The gain recognized in the first half of 2010 represents the change in the Aceras BioMedical valuation from December 31, 2009 and other principal investments activity.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the six months ended June 30, 2010 was $42.9 million, representing an increase of 9% from $39.2 million in the comparable period of 2009. The increase was primarily due to a $16.2 million increase in investment banking revenues, partially offset by a $13.8 million decrease in principal transactions revenues.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the six months ended June 30, 2010 and 2009 (in thousands of dollars):

	Six Months Ended

	June 30, 2010	June 30, 2009

Revenue:
Private placement and underwriting	$47,346	29,407
Financial advisory	2,705	4,469

Total investment banking revenue	$50,051	33,876

          Investment banking revenue was $50.1 million for the six months ended June 30, 2010, which included $8.8 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $33.9 million, which included $11.0 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2009:

▪

Private placement and underwriting revenue for the first half was $47.3 million, including $8.8 million of fair value related to warrants received, compared to $29.4 million, including $11.0 million of fair value related to warrants received, in the comparable period of 2009.

▪	Strategic advisory fees for the six months ended June 30, 2010 were $2.7 million, compared to $4.5 million for comparable period of 2009.

Sales and Trading

          Commission revenues increased by $0.5 million, or 31%, to $2.0 million for the six months ended June 30, 2010, compared with $1.5 million for the six months ended June 30, 2009.

Principal Transactions

          Principal transactions revenue was a $10.2 million loss for the six months ended June 30, 2010, compared with a $3.7 million gain for the six months ended June 30, 2009. The decline in our portfolio was consistent with the overall market decline in “micro-cap” China and Biotechnology securities.

                    The following discussion combines Capital Markets and Merchant Banking expenses.

Expenses

Compensation

          Compensation expense increased $3.1 million, or 13%, while total net revenues increased 12% for the six months ended June 30, 2010. The ratio of compensation to net revenues was 61% for the six months ended June 30, 2010 and 2009.

Non-Compensation Expenses

          Non-compensation expense was $20.7 million for the six months ended June 30, 2010, versus $11.7 million for the prior year period, or 47% of net revenues for the 2010 period versus 30% of net revenues for the comparable period of 2009. The increase in non-compensation was primarily due to expenses related to the China Investment Conference in the first quarter and the London Investment Conference in the second quarter.

Income Taxes

          Income tax benefit for the six months ended June 30, 2010 was $1.2 million. The tax provision for the six months ended June 30, 2010 and 2009 was computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. Included in the above effective tax rate and income tax expense amounts for the six-month period ended June 30, 2010 is a $0.5 million tax expense primarily related to a write-down of a deferred tax asset related to stock based compensation in the first quarter. Excluding this item, our effective tax rate for the six months ended June 30, 2010 would have been approximately 46%.

          The effective tax rate for the six-months ended June 30, 2010 is higher than the expected domestic rate of 34% due primarily to state and local income taxes, non-deductible expenses, and the aforementioned stock based compensation item. The effective tax rate for the six-months ended June 30, 2009 is lower than the expected domestic rate of 34% due primarily to the recordation of a full valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

          We have historically satisfied our capital and liquidity requirements through cash generated internally from operations.

          At December 31, 2009, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level I” assets less “Level I” liabilities, and current receivables of $31.0 million. As of June 30, 2010, we had liquid assets of $33.2 million.

          The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, will generally be paid semi-annually.

          As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Exchange Act. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At June 30, 2010, we had excess net capital of $19.3 million. Regulatory net capital requirements may change based on investment and underwriting activities.

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

Cash Flows

          Unrestricted cash and cash equivalents were $18.6 million at June 30, 2010, an increase of $6.0 million from $12.6 million at December 31, 2009.

          Operating activities provided $9.1 million of cash and cash equivalents during the six months ended June 30, 2010.

          The primary components of cash used for the six months ended June 30, 2010 were: (a) $1.2 million in acquisition related payments; (b) $1.1 million in treasury stock purchases; and (c) $0.8 million in property, equipment and leasehold purchases.

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

          At June 30, 2010, $15.0 million, or 36% of $41.2 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $9.5 million, or 23% of financial instruments owned is related to our merchant banking activity. The remaining 41% of the financial instruments owned represents a promissory notes received in conjunction with our investment banking activities, listed equity securities, restricted securities and investments in affiliates at fair value.

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

          Based on our analysis, as of June 30, 2010, the effect of a 100+/- basis point change in interest rates on the value of our warrant portfolio and promissory note and the resultant effect on our pre-tax income are considered immaterial.

          The value of Aceras BioMedical’s assets in our merchant banking activity was determined based on a valuation performed as of June 30, 2010, taking into consideration the cost of the investment, market participant inputs, non-binding offers made by third parties, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments. The primary quantifiable market risk associated with Aceras BioMedical’s assets is sensitivity to changes in interest rates. Based on our analysis as of June 30, 2010 assuming a 100 basis point increase in interest rate, we estimated the reduction of pre-tax income to be immaterial.

Item 4. Controls and Procedures

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

          Contemporaneously with the FINRA Action, we and our senior officers filed an action (the “SDNY Action”) in the U.S. Federal District Court for the Southern District of New York (Rodman & Renshaw, LLC, John Borer, Edward Rubin, Michael Vasinkevich, and Wesley K. Clark v. Mathew N. Murray, U.S. District Court, Southern District of New York, 06 CV 8210 (WHP)), alleging various claims for trademark dilution, trademark infringement, cybersquatting, cyberpiracy, and false designation of origin as a result of various websites allegedly created by or at the instance of Murray using, among other things, the given names and surnames of certain of our principals and high ranking employees. The SDNY Action, among other things, sought permanent injunctive relief restraining Murray from continuing the acts complained of, as well as compensatory and punitive damages, each in the amount of at least $10.0 million. On October 6, 2006, we and the other plaintiffs moved for a temporary restraining order and preliminary injunction seeking an order enjoining Murray from continuing to maintain the offending websites and directing that the sites be taken down and that the domain names be transferred to us and to the other plaintiffs. Murray signed an order on October 10, 2006, effectively agreeing to all of our demands, which document was so-ordered by the Court on October 11, 2006. Murray filed an answer and counterclaims for breach of contract, defamation, and declaratory relief, seeking at least $1.0 million each in compensatory damages and punitive damages in an amount to be determined at trial. Murray also alleged that he was promised an option to purchase two percent “of Rodman” for “book value.” By decision dated December 31, 2006, followed by order dated December 22, 2006, Judge Pauley stayed the SDNY Action and directed that the claims asserted there be brought in the FINRA Action.

          In April 2007, the statement of claim in the FINRA Action was amended to include the claims first set forth in the complaint in the SDNY Action and to include the individual plaintiffs in the SDNY Action as additional claimants in the FINRA Action.

          Trial hearings in the FINRA Action were bifurcated into two phases: liability and damages. Trial hearings in the liability phase of the FINRA Action concluded in August 2009. On September 18, 2009 the FINRA Panel issued its ruling sustaining our claims for defamation, tortious interference with business relations, breach of fiduciary duty, conversion, breach of contract, and prima facie tort and denying each of Murray’s claims. Trial hearings in the damages phase of the FINRA Action concluded in March 2010. By July 23, 2010, post-hearing briefs on damages were fully submitted by the parties. We await a ruling by the FINRA arbitration panel as to the amount of damages it will award to claimants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1 - April 30, 2010	—		—	—
May 1 - May 31, 2010	85,800	$3.18	85,800	1,624,514
June 1, - June 30, 2010	262,900	$3.17	262,900	1,361,614	(2)

Total	348,700	$3.17	348,700

(1) On May 25, 2010 we announced a stock repurchase program of up to an aggregate of $5 million of our common stock.

(2) Based on closing RODM stock price of $2.86 on June 30, 2010.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2010
RODMAN & RENSHAW
CAPITAL GROUP, INC.

	By:	/s/ Edward Rubin

Name: Edward Rubin
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David J. Horin

Name: David J. Horin
Title: Chief Financial Officer
(Principal Financial Officer)