Form 10-Q
period 2010-09-30
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2010-11-15
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________________

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

     As of November 5, 2010, there were 33,738,094 shares of the registrant’s common stock outstanding.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Page

Consolidated Statements of Financial Condition as of September 30, 2010 (unaudited) and December 31, 2009	2

Consolidated Statements of Operations for the three and nine month periods ended September 30, 2010 and 2009 (unaudited)	3

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the nine month periods ended September 30, 2010 (unaudited) and for the year ended December 31, 2009	4

Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition as of September 30, 2010 (Unaudited) and December 31, 2009
Dollars in Thousands, Except Per Share Amounts

	September 30, 2010	December 31, 2009

Assets
Cash and cash equivalents:
Unrestricted	$8,228	$12,603
Restricted	1,447	2,943

Total cash and cash equivalents	9,675	15,546
Financial instruments owned, at fair value:
Corporate equity securities	10,559	6,493
Merchant banking investments	9,719	22,251
Warrants	13,810	22,945
Notes	2,499	1,920
Investments in shell companies	1,654	1,654
Other investments	617	893

Total financial instruments owned, at fair value	38,858	56,156
Private placement and other fees receivable	3,732	4,798
Receivable from brokers, dealers & clearing agencies	1,484	5,735
Prepaid expenses	866	781
Property and equipment, net	3,376	2,773
Other assets	12,004	7,136
Goodwill and other intangible assets, net	687	1,961

Total Assets	$70,682	$94,886

Liabilities and Stockholders’ Equity
Accrued compensation payable	$12,307	$10,098
Accounts payable and accrued expenses	5,025	6,217
Acquisitions related payables	806	2,826
Financial instruments sold, not yet purchased, at fair value	35	304

Total Liabilities	18,173	19,445

Commitments and contingencies (See Note 6)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized; 34,029,469 and 35,918,222 issued as of September 30, 2010 and December 31, 2009, respectively	34	36
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	—	—
Additional paid-in capital	70,973	75,989
Treasury stock, 62,500 shares in 2010, 534,500 shares in 2009	(139)	(1,034)
Accumulated deficit	(18,359)	(11,609)

Total common stockholders’ equity	52,509	63,382

Non-controlling interest	—	12,059

Total Stockholders’ Equity	52,509	75,441

Total Liabilities and Stockholders’ Equity	$70,682	$94,886

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations for the
Three and Nine Month Periods Ended September 30, 2010 and 2009 (Unaudited)
Amounts in Thousands, Except Per Share Amounts

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenues:
Investment banking	$15,101	31,253	65,152	65,129
Merchant banking	76	28,628	1,316	28,628
Commissions	919	1,642	2,905	3,155
Conference fees	2,279	1,579	3,158	1,579
Principal transactions	(1,044)	2,400	(11,204)	6,073
Interest and other income	31	48	151	220

Total revenues	17,362	65,550	61,478	104,784

Operating expenses:
Compensation and benefits	13,530	25,470	40,546	49,381
Conference expense	3,916	3,211	9,932	3,211
Professional and consulting	1,464	2,210	5,165	5,050
Occupancy and equipment rentals	778	764	2,332	2,341
Advertising and marketing	179	740	1,256	1,140
Communication and market research	969	715	2,600	2,018
Depreciation and amortization	377	516	1,231	1,891
Business development	1,095	468	3,630	1,491
Office supplies	187	186	485	446
Impairment of goodwill / other intangibles	—	—	933	1,327
Bad debt expense	181	—	666	—
Other	713	688	2,361	2,252

Total operating expenses	23,389	34,968	71,137	70,548

Operating income (loss)	(6,027)	30,582	(9,659)	34,236
Income tax expense (benefit)	(1,754)	42	(2,909)	51

Net income (loss)	(4,273)	30,540	(6,750)	34,185
Less: Net income to non-controlling interest	—	(15,000)	—	(15,000)

Net income (loss) to common stockholders	$(4,273)	15,540	(6,750)	19,185

Net income (loss) per common share:
Basic	$(0.12)	0.44	(0.19)	0.54

Diluted	$(0.12)	0.40	(0.19)	0.51

Weighted average common shares outstanding:
Basic	36,113	35,645	36,338	35,373

Diluted	36,113	38,522	36,338	37,379

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the
Nine Month Period Ended September 30, 2010 (Unaudited) and the Year Ended December 31, 2009
Dollars in Thousands

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009

Common stock:
Balance, beginning of the period	$36	35
Issuance of common stock	—	1
Treasury stock retirement	(2)	—

Balance, end of the period	$34	36

Additional paid-in-capital:
Balance, beginning of the period	$75,989	70,441
Stock based compensation	(517)	5,799
Treasury stock retirement	(4,419)	—
Other	(80)	(251)

Balance, end of the period	$70,973	75,989

Accumulated deficit:
Balance, beginning of the period	$(11,609)	(38,907)
Net (loss) income	(6,750)	27,298

Balance, end of the period	$(18,359)	(11,609)

Treasury stock, at cost:
Balance, beginning of the period	$(1,034)	(1,034)
Treasury stock purchases	(3,526)	—
Treasury stock retirement	4,421	—

Balance, end of the period	$(139)	(1,034)

Non-controlling interest:
Balance, beginning of the period	$12,059	—
Deconsolidation of Aceras BioMedical	(12,059)	—
Net income to non-controlling interest	—	18,695
Distribution to non-controlling interest	—	(6,636)

Balance, end of the period	$—	12,059

Total stockholders’ equity	$52,509	75,441

Comprehensive income (loss):
Net (loss) income	$(6,750)	27,298

Total comprehensive (loss) income	$(6,750)	27,298

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the
Nine month periods ended September 30, 2010 and 2009 (Unaudited)
Dollars in Thousands

	Nine Months Ended September 30,

	2010	2009

Cash flows from operating activities:
Net income (loss)	$(6,750)	34,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,231	1,891
Restricted cash	1,496	2,333
Stock based compensation	(517)	5,588
Impairment of goodwill and other intangible assets	933	1,327
Changes in operating assets and liabilities:
Financial instruments owned, at fair value	5,439	(47,896)
Private placement and other fees receivable	1,066	(5,723)
Receivable from brokers, dealers & clearing agencies	4,251	(156)
Prepaid expenses	(85)	(136)
Other assets	(4,868)	(445)
Financial instruments sold not yet purchased, at fair value	(269)	315
Accrued compensation payable	2,209	16,894
Accounts payable and accrued expenses	(1,272)	(1,544)

Net cash provided by operating activities	2,864	6,633

Cash flows from investing activities:
Purchases of property and equipment	(1,372)	(1,698)
Acquisitions related earn-out payments	(2,141)	(2,917)
Merchant banking investments	(200)	(1,367)

Net cash used in investing activities	(3,713)	(5,982)

Cash provided by (used in) financing activities:
Purchase of treasury stock	(3,526)	—

Net cash used in financing activities	(3,526)	—

Net increase (decrease) in cash and cash equivalents	(4,375)	651
Cash and cash equivalents – beginning of period	12,603	18,383

Cash and cash equivalents – end of period	$8,228	19,034

Supplemental disclosures of cash flow information:
Income taxes paid	$3,600	1

Change in fair value of financial instruments owned due to the deconsolidation of Aceras BioMedical	$12,059	—

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

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009, the changes in stockholders’ equity and comprehensive income (loss) for the nine months ended September 30, 2010 and the year ended December 31, 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2010.

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

Value of Merchant Banking Assets

          The value of the Company’s investment in Aceras BioMedical’s assets was determined based on a valuation performed as of September 30, 2010, taking into consideration cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.

Cash and Cash Equivalents

          The Company generally invests its excess cash in money market funds. Restricted cash is due to an escrow account in connection with the Company’s office lease agreement and cash held at financial institutions for capital purposes.

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

          When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments. Revenue from the receipt of warrants is recognized, as of the close of the date on which it is earned, based on the estimated fair value of the securities received using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected price volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the three and nine month periods ended September 30, 2010 and 2009 (in thousands of dollars):

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Private placements	$3,613	17,128	32,095	33,900
Warrants	498	8,960	9,313	19,985
Strategic advisory	9,105	957	11,810	5,426
Underwriting	1,885	4,208	11,934	5,818

Total investment banking revenue	$15,101	31,253	65,152	65,129

          Merchant Banking Revenue. Merchant banking revenue, consisting of unrealized gains on investments by the Company’s Aceras BioMedical joint venture and other principal investments activity, was $0.1 million. The value of Aceras BioMedical’s assets was determined based on a valuation performed as of September 30, 2010, taking into consideration cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account, factors including, general economic and stock market conditions. The unrealized gain recognized in the first nine months of 2010 represents the change in the Aceras BioMedical valuation from December 31, 2009 and other principal investments activity.

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

          Intangible assets consist of customer relationships and a trade name. Customer relationships and a trade name acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. Customer relationships are recorded at cost net of accumulated amortization. Intangible assets are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. Amortization is calculated using the straight line method over the estimated useful lives at the following annual rates:

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

          Reserves related to legal proceedings are established and maintained. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of September 30, 2010, there were no legal reserves accrued in the Consolidated Statements of Financial Condition.

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

Forgivable Loans

          The Company issues forgivable loans as a retention vehicle to certain new and existing employees. These loans are subject to a substantive service requirement by the employees and are amortized over the service period on a straight-line basis. As of September 30, 2010, the net balance of the loans was $1.6 million, which is included in other assets on the Consolidated Statements of Financial Condition. During the first nine months of 2010, the Company issued an additional $0.8 million in forgivable loans. The Company recorded $0.7 million and $1.9 million of compensation expense related to the amortization of these loans during the three and nine months ended September 30, 2010, respectively, and $0.5 million and $1.4 million of compensation expense related to the amortization of these loans during the three and nine months ended September 30, 2009, respectively.

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

          Deferred stock based compensation costs with respect to shares of restricted stock and restricted stock units and stock options granted are presented as part of additional paid in capital in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss).

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          ASU 210-06. In January 2010, the FASB issued Accounting Standards Update (“ASU”) 210-06, “Improving Disclosures about Fair Value Measurements”, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Some of the new and revised disclosures are required to be implemented in fiscal years beginning after December 15, 2009 and others in fiscal years beginning after December 15, 2010. The Company implemented the required disclosures in 2010.

NOTE 4 - Financial Instruments, at Fair Value

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy (in thousands of dollars):

	September 30, 2010

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Corporate equity securities	$9,110	—	1,449	10,559
Merchant banking investments	—	—	9,719	9,719
Warrants	—	—	13,810	13,810
Notes	—	—	2,499	2,499
Investments in shell companies	—	—	1,654	1,654
Other investments	—	—	617	617

Total financial instruments owned	$9,110	—	29,748	38,858

Liabilities:
Financial instruments sold, not yet purchased	$35	—	—	35

Total financial instruments sold, not yet purchased	$35	—	—	35

	December 31, 2009

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Corporate equity securities	$5,180	—	1,313	6,493
Merchant banking investments	—	—	22,251	22,251
Warrants	—	—	22,945	22,945
Notes	—	—	1,920	1,920
Investments in shell companies	—	—	1,654	1,654
Other investments	—	—	893	893

Total financial instruments owned	$5,180	—	50,976	56,156

Liabilities:
Financial instruments sold, not yet purchased	$304	—	—	304

Total financial instruments sold, not yet purchased	$304	—	—	304

          Financial instruments are assessed on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no material transfers between Level 1, Level 2 and Level 3 classified instruments during the three months and nine months ended September 30, 2010.

          The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities.

          Exchange Traded Equity Securities: Exchange-traded equity securities are measured based on quoted exchange prices, which are generally obtained from pricing services, and are categorized as Level 1 in the fair value hierarchy.

          Non-exchange Traded Equity Securities: Non-exchange traded equity securities are categorized as Level 3 financial instruments and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

Merchant Banking Investments.

          The value of the Company’s investment in Aceras BioMedical’s assets is categorized as Level 3 financial instruments and was determined based on a valuation performed as of September 30, 2010, taking into consideration cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions.

Warrants.

          As a part of the Company’s compensation for its activities as underwriter or placement agent, it may receive warrants exercisable to purchase securities similar to those that are offered and sold in the financing transaction. The Company values such warrants using Black-Scholes. The model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and price volatility. These warrants are categorized as Level 3 financial instruments.

Notes.

          Notes categorized within Level 3 are valued based on estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

Investments in Shell Companies.

          Investments in shell companies are categorized as Level 3 financial instruments and are valued at cost, which for this type of instrument approximates fair value.

Other Investments.

          Other investments mostly consist of corporate loans categorized as Level 3 financial instruments. The loans are valued based on estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the three and nine months ended September 30, 2010 and September 30, 2009 (in thousands of dollars):

	Three Months Ended September 30, 2010

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, June 30, 2010	$1,313	9,495	14,950	2,771	1,654	758	30,941
Purchases / issuances	136	200	89	19	—	—	444
Sales / settlements	—	—	(417)	(50)	—	—	(467)
Realized and unrealized gains/(losses) (1)	—	24	(812)	(241)	—	(141)	(1,170)

Balance, September 30, 2010	$1,449	9,719	13,810	2,499	1,654	617	29,748

Change in unrealized gains/(losses) relating to instruments still held at September 30, 2010	$—	24	(783)	(242)	—	(141)	(1,142)

(1) Reported in Principal transactions in the Consolidated Statements of Operations.

	Nine Months Ended September 30, 2010

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, December 31, 2009	$1,313	22,251	22,945	1,920	1,654	893	50,976
Purchases / issuances	136	200	8,052	1,051	—	—	9,439
Sales / settlements	—	—	(4,845)	(550)	—	—	(5,395)
Deconsolidation of Aceras BioMedical	—	(12,821)	—	—	—	—	(12,821)
Realized and unrealized gains/(losses) (1)	—	89	(12,342)	78	—	(276)	(12,451)

Balance, September 30, 2010	$1,449	9,719	13,810	2,499	1,654	617	29,748

Change in unrealized gains/(losses) relating to instruments still held at September 30, 2010	$—	89	(11,728)	77	—	(276)	(11,838)

(1) Reported in Principal transactions in the Consolidated Statements of Operations.

	Three Months Ended September 30, 2009

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, June 30, 2009	$627	624	18,241	1,666	1,774	1,056	23,988
Purchases / issuances	618	760	9,072	48	—	—	10,498
Sales / settlements	—	—	(3,296)	—	—	—	(3,296)
Realized and unrealized gains/(losses) (1)	68	28,628	1,159	—	—	69	29,924

Balance, September 30, 2009	$1,313	30,012	25,176	1,714	1,774	1,125	61,114

Change in unrealized gains/(losses) relating to instruments still held at September 30, 2009	$68	28,628	2,499	—	—	69	31,264

(1) Reported in Principal transactions in the Consolidated Statements of Operations.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2009

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, December 30, 2008	$627	—	5,622	1,917	1,824	762	10,752
Purchases / issuances	618	1,384	20,097	48	—	—	22,147
Sales / settlements	—	—	(6,426)	—	—	—	(6,426)
Realized and unrealized gains/(losses) (1)	68	28,628	5,883	(251)	(50)	363	34,641

Balance, September 30, 2009	$1,313	30,012	25,176	1,714	1,774	1,125	61,114

Change in unrealized gains/(losses) relating to instruments still held at September 30, 2009	$68	28,628	6,882	(251)	(50)	363	35,640

(1) Reported in Principal transactions in the Consolidated Statements of Operations.

NOTE 5 – Goodwill and Other Intangible Assets

          The following table represents a summary of the changes to goodwill and other intangible assets from December 31, 2008 to September 30, 2010 (in thousands of dollars):

	Goodwill	Customer	Trademark	Total

Balance, December 31, 2008	$—	2,686	220	2,906
Additions	1,540	—	—	1,540
Impairment	(1,327)	—	—	(1,327)
Amortization	—	(1,136)	(22)	(1,158)

Balance, December 31, 2009	213	1,550	198	1,961
Additions	121	—	—	121
Impairment	—	(933)	—	(933)
Amortization	—	(444)	(18)	(462)

Balance, September 30, 2010	$334	173	180	687

          The annual review of goodwill was performed as of September 30, 2010 and the fair value of the reporting unit was determined to be substantially in excess of the carrying value of goodwill.

NOTE 6 - Commitments and Contingencies

          Lease Commitments

          The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2011 and 2014. The Company lease for the 20th floor at 1251 Avenue of the Americas, New York, NY expires in October 2013. As of September 30, 2010, there were no significant changes in the Company’s lease agreements since December 31, 2009.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          Equity Commitment

          The Company, through its wholly owned subsidiary, Rodman Principal Investments, LLC (“RPI”), has made an investment commitment to Aceras Partners to fund operations and the Aceras BioMedical joint venture’s principal investments in life science companies. At September 30, 2010, $12.9 million of this commitment remained unfunded.

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

          At September 30, 2010, R&R had net capital of $6.2 million, which was $5.3 million in excess of its required net capital of $0.9 million.

NOTE 8 - Income Taxes

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

          Management evaluated the realizability of its deferred tax assets as of September 30, 2010 and determined that a valuation allowance was not necessary due to future operations and the reversal of taxable temporary differences.

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

NOTE 9 - Stock-Based Compensation

          The Company recorded $0.4 million of stock-based compensation and a net $0.5 million reversal of stock-based compensation for the three and nine month periods ended September 30, 2010, respectively, and $0.7 million and $5.6 million of stock-based compensation for the three and nine month periods ended September 30, 2009, respectively. The unamortized deferred stock-based compensation balance as of September 30, 2010 was $1.4 million and will be fully amortized through 2013.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          There were no stock option grants in the first nine months of 2010. A summary of stock options outstanding as of September 30, 2010 is as follows (shares in thousands):

Stock Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2009	4,107	$4.07	$0.96
No activity	—	—	—

Outstanding at September 30, 2010	4,107	$4.07	$0.96	1.7 years	$0.0 million

Exercisable at September 30, 2010	4,087	$4.07	$0.95	1.7 years	$0.0 million

          Total compensation cost associated with stock options was $10,000 and $86,000 for the three and nine months ended September 30, 2010, respectively, and $53,000 and $1.3 million for the three and nine months ended September 30, 2009, respectively.

The following table details the activity of restricted stock (shares in thousands):

Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2009	193	$2.33
Forfeited	(3)	2.28
Vested	(97)	2.33

Balance at September 30, 2010	93	$2.33

          Total compensation cost associated with the grant of restricted stock was $55,000 and $0.2 million for the three and nine months ended September 30, 2010, respectively, and $56,000 and $0.2 million for the three and nine months ended September 30, 2009, respectively.

          The following tables detail the activity of RSUs (shares in thousands):

Restricted Stock Units
	Shares		Weighted Average Grant Date Fair Value

	Future Service Required	No Future Service Required (1)	Future Service Required	No Future Service Required

Balance at December 31, 2009	2,667	2,506	$1.00	$1.02
Granted	1,538	—	1.12	—
Forfeited	(1,162)	(1,917)	1.05	0.97
Vested	(1,177)	1,177	1.06	1.06
Distribution of underlying shares	—	(1)	—	2.28

Balance at September 30, 2010	1,866	1,765	$1.04	$1.11

(1)Represents fully vested RSUs which are still subject to transferability restrictions.

          Total compensation cost associated with the grant of RSUs was $0.3 million and a net $0.8 million reversal for the three and nine months ended September 30, 2010, respectively, and $0.6 million and $4.1 million for the three and nine months ended September 30, 2009, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - Weighted Average Shares Outstanding

          The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the three and nine month periods ended September 30, 2010 and 2009 (weighted average shares in thousands):

		Three months ended September 30,		Nine months ended September 30,

		2010	2009	2010	2009

Shares outstanding	(1)	34,509	35,381	35,039	34,936
Unearned restricted stock	(2)	(93)	(192)	(110)	(244)
Earned restricted stock units	(3)	1,697	456	1,409	681

Shares outstanding, basic		36,113	35,645	36,338	35,373

Stock options	(4)	—	—	—	51
Non-vested restricted stocks and RSUs	(4)	—	2,877	—	1,955

Shares outstanding, diluted		36,113	38,522	36,338	37,379

(1)	Shares outstanding represents shares issued less shares repurchased in treasury stock.

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

NOTE 11 – Segment Reporting

          The Company operates in two business segments, Capital Markets and Merchant Banking. The Capital Markets reportable segment includes the Company’s investment banking, sales and trading activities and research. The Capital Markets reportable segment is managed as a single operating segment that provides the following principal sources of revenue:

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

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, the Company formed Aceras BioMedical, a joint venture through which it, in partnership with Aceras Partners, LLC, makes principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed a new wholly-owned subsidiary, RPI, which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of its principal-related businesses. At September 30, 2010, $12.9 million of this commitment remained unfunded. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s net revenues, expenses, and total assets by segment are summarized below (in millions of dollars):

	Capital Markets	Merchant Banking	Non-Controlling Interest	Total

2010
Three Months Ended September 30,
Net revenues	$17.3	0.1	—	17.4
Expenses	$22.8	0.6	—	23.4
Segment assets	$61.0	9.7	—	70.7

Nine Months Ended September 30,
Net revenues	$60.2	1.3	—	61.5
Expenses	$68.6	2.5	—	71.1
Segment assets	$61.0	9.7	—	70.7

2009
Three Months Ended September 30,
Net revenues	$36.9	13.6	15.0	65.5
Expenses	$29.3	5.7	—	35.0
Segment assets	$71.5	15.0	15.0	101.5

Nine Months Ended September 30,
Net revenues	$76.2	13.6	15.0	104.8
Expenses	$63.3	7.2	—	70.5
Segment assets	$71.5	15.0	15.0	101.5

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

Business Environment

          Market conditions and valuations for companies in the life science sector and other sectors in which we are active, as well as general market conditions, can materially affect our financial performance. On May 6, 2010, the market experienced its “flash crash”, with the Dow Jones Industrial Average declining 1,000 points, and from that day on the equity markets have been generally performing poorly. Between May 6, 2010 and September 30, 2010, many of our clients and target companies have experienced volatility in their stock prices. When the stock markets are in a downturn or in a period of volatility it is challenging to generate investment banking revenue from capital markets activity.

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

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At September 30, 2010, our outstanding investment commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $12.9 million. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

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

Third quarter of 2010 compared to third quarter of 2009

Results of Operations

          The following table sets forth the results of operations for the three months ended September 30, 2010 and 2009 (in thousands of dollars):

	Three Months Ended

	September 30, 2010		September 30, 2009

		% of Net Revenue		% of Net Revenue

Revenues:
Investment banking	$15,101		31,253
Merchant banking	76		28,628
Commissions	919		1,642
Conference fees	2,279		1,579
Principal transactions	(1,044)		2,400
Interest and other income	31		48

Total revenues	17,362		65,550

Operating expenses:
Compensation and benefits	13,530	77.9%	25,470	38.9%
Conference expense	3,916	22.6%	3,211	4.9%
Professional and consulting	1,464	8.4%	2,210	3.4%
Occupancy and equipment rentals	778	4.5%	764	1.2%
Advertising and marketing	179	1.0%	740	1.1%
Communication and market research	969	5.6%	715	1.1%
Depreciation and amortization	377	2.2%	516	0.8%
Business development	1,095	6.3%	468	0.7%
Office supplies	187	1.1%	186	0.3%
Impairment of goodwill / other intangibles	—	0.0%	—	0.0%
Bad debt expense	181	1.0%	—	0.0%
Other	713	4.1%	688	1.0%

Total operating expenses	23,389	134.7%	34,968	53.3%

Income (loss) before income taxes	(6,027)	-34.7%	30,582	46.7%
Income tax expense (benefit)	(1,754)		42

Net income (loss)	(4,273)		30,540
Less: Net income to non-controlling interest	—		(15,000)

Net income (loss) to common stockholders	$(4,273)		15,540

          Our operating income for the three months ended September 30, 2010 and 2009 included the following non-cash expenses (in thousands of dollars):

	Three Months Ended

	September 30, 2010	September 30, 2009

Stock-based compensation	$361	665
Amortization of forgivable loans	709	457
Depreciation and amortization	377	516

Total	$1,447	1,638

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains on investments by our Aceras BioMedical joint venture and other principal investments activity, was $0.1 million. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the three months ended September 30, 2010 was $17.3 million, representing a decrease of 53% from $36.9 million in the comparable period of 2009. The decrease was primarily due to a $16.2 million decrease in investment banking revenues.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the three months ended September 30, 2010 and 2009 (in thousands of dollars):

	Three Months Ended

	September 30, 2010	September 30, 2009

Revenue:
Private placement and underwriting	$5,996	30,296
Strategic advisory	9,105	957

Total investment banking revenue	$15,101	31,253

          Investment banking revenue was $15.1 million for the three months ended September 30, 2010, which included $0.5 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $31.3 million, which included $9.0 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2009:

•

Private placement and underwriting revenue for the quarter was $6.0 million, including $0.5 million of fair value related to warrants received, compared to $30.3 million, including $9.0 million of fair value related to warrants received, in the comparable period of 2009. The decrease in investment banking revenue is a result of a decrease in industry wide capital markets activity.

•

Strategic advisory fees for the three months ended September 30, 2010 were $9.1 million, compared to $1.0 million for comparable period of 2009. The increase in strategic advisory fees is due to the completion of two significant sell side engagements in the metals and mining space and the completion of one large advisory engagement in the oil and gas space.

Sales and Trading

          Commission revenues decreased by $0.7 million, or 44%, to $0.9 million for the three months ended September 30, 2010, compared with $1.6 million for the three months ended September 30, 2009.

Principal Transactions

          Principal transactions revenue was a $1.0 million loss for the three months ended September 30, 2010, compared with a $2.4 million gain for the three months ended September 30, 2009.

                    The following discussion combines Capital Markets and Merchant Banking expenses.

Expenses

Compensation

          Compensation and benefits expense decreased $11.9 million, or 47%, while total net revenues decreased 66% for the three months ended September 30, 2010 as compared to the comparable 2009 period. The ratio of compensation to net revenues was 78% for the three months ended September 30, 2010 as compared to 50% for the comparable period of 2009. Employee compensation and benefits expense for the third quarter, excluding the $1.0 million principal transactions loss, represented 74% of transaction related revenue (revenue excluding principal transactions), compared to 53% in the third quarter of 2009. We target a compensation ratio of 55% to 60% of transaction related revenue on a cumulative year to date basis.

Non-Compensation Expenses

          Non-compensation expense was $9.9 million for the three months ended September 30, 2010, comparable to the $9.5 million for the prior year period. The increase was primarily due to the increase in conference expenses. Conference expense was $3.9 million for the third quarter of 2010 as compared to $3.2 million for the third quarter of 2009, due to an increase in presenting companies and participants at the fall 2010 conference as compared to the fall 2009 conference. Additionally, a $0.7 million decrease in professional and consulting expense was significantly offset by a $0.6 million increase in business development expense.

Income Taxes

          Income tax benefit for the third quarter was $1.8 million which represents a 29.1% effective tax rate. The quarterly tax rate was impacted by a tax rate differential due to lower than anticipated 2010 pre-tax income.

First nine months of 2010 compared to first nine months of 2009

Results of Operations

          The following table sets forth the results of operations for the nine months ended September 30, 2010 and 2009 (in thousands of dollars):

	Nine Months Ended

	September 30, 2010		September 30, 2009

		% of Net Revenue		% of Net Revenue

Revenues:
Investment banking	$65,152		65,129
Merchant banking	1,316		28,628
Commissions	2,905		3,155
Conference fees	3,158		1,579
Principal transactions	(11,204)		6,073
Interest and other income	151		220

Total revenues	61,478		104,784

Operating expenses:
Compensation and benefits	40,546	66.0%	49,381	47.1%
Conference expense	9,932	16.2%	3,211	3.1%
Professional and consulting	5,165	8.4%	5,050	4.8%
Occupancy and equipment rentals	2,332	3.8%	2,341	2.2%
Advertising and marketing	1,256	2.0%	2,018	1.9%
Communication and market research	2,600	4.2%	1,891	1.8%
Depreciation and amortization	1,231	2.0%	1,491	1.4%
Business development	3,630	5.9%	1,140	1.1%
Office supplies	485	0.8%	446	0.4%
Impairment of goodwill / other intangibles	933	1.5%	1,327	1.3%
Bad debt expense	666	1.1%	—	0.0%
Other	2,361	3.8%	2,252	2.2%

Total operating expenses	71,137	115.7%	70,548	67.3%

Income (loss) before income taxes	(9,659)	-15.7%	34,236	32.7%
Income tax expense (benefit)	(2,909)		51

Net income (loss)	(6,750)		34,185
Less: Net income to non-controlling interest	—		(15,000)

Net income (loss) to common stockholders	$(6,750)		19,185

          Our operating income for the nine months ended September 30, 2010 and 2009 included the following non-cash expenses (in thousands of dollars):

	Nine Months Ended

	September 30, 2010	September 30, 2009

Stock-based compensation	$(517)	5,588
Amortization of forgivable loans	1,945	1,447
Depreciation and amortization	1,321	1,891
Impairment of goodwill / other intangibles	933	1,327

Total	$3,682	10,253

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains (or losses) on investments by our Aceras BioMedical joint venture and other principal investments activity, was $1.3 million. The value of Aceras’ assets was determined based on a valuation prepared as of September 30, 2010, taking into consideration market prices, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to the underlying investments. The gain recognized in the first nine months of 2010 represents the change in the Aceras BioMedical valuation from December 31, 2009 and other principal investments activity.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the nine months ended September 30, 2010 was $60.2 million, representing a decrease of 21% from $76.2 million in the comparable period of 2009. The decrease was primarily due to a $17.3 million decrease in principal transactions revenues.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the nine months ended September 30, 2010 and 2009 (in thousands of dollars):

	Nine Months Ended

	September 30, 2010	September 30, 2009

Revenue:
Private placement and underwriting	$53,342	59,703
Strategic advisory	11,810	5,426

Total investment banking revenue	$65,152	65,129

          Investment banking revenue was $65.2 million for the nine months ended September 30, 2010, which included $9.3 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $65.1 million, which included $20.0 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2009:

•

Private placement and underwriting revenue for the first nine months was $53.3 million, including $9.3 million of fair value related to warrants received, compared to $59.7 million, including $20.0 million of fair value related to warrants received, in the comparable period of 2009.

•

Strategic advisory fees for the nine months ended September 30, 2010 were $11.8 million, compared to $5.4 million for comparable period of 2009. The increase in strategic advisory fees is due to the completion of two significant sell side engagements in the metals and mining space and the completion of one large advisory engagement in the oil and gas space.

Sales and Trading

          Commission revenues decreased by $0.3 million, or 8%, to $2.9 million for the nine months ended September 30, 2010, compared with $3.2 million for the nine months ended September 30, 2009.

Principal Transactions

          Principal transactions revenue was an $11.2 million loss for the nine months ended September 30, 2010, compared with a $6.1 million gain for the nine months ended September 30, 2009. The decline in our portfolio was consistent with the overall market decline in “micro-cap” China and biotechnology securities.

                    The following discussion combines Capital Markets and Merchant Banking expenses.

Expenses

Compensation

          Compensation and benefits expense decreased $8.8 million, or 18%, while total net revenues decreased 32% for the nine months ended September 30, 2010 as compared to the comparable 2009 period. The ratio of compensation to net revenues was 66% and 55% for the nine months ended September 30, 2010 and 2009, respectively. Employee compensation and benefits expense for the nine months ended September 30, 2010, excluding the $11.2 million principal transactions loss, represented 56% of transaction related revenue (revenue excluding principal transactions), compared to 59% in the comparable 2009 period. We target a compensation ratio of 55% to 60% of transaction related revenue on a cumulative year to date basis.

Non-Compensation Expenses

          Non-compensation expense was $30.6 million for the nine months ended September 30, 2010, versus $21.2 million for the prior year period, or 50% of net revenues for the 2010 period versus 24% of net revenues for the comparable period of 2009. The increase in non-compensation was primarily due to expenses related to the China, London and New York conferences held in the first, second and third quarters, respectively.

Income Taxes

          Income tax benefit for the first nine months was $2.9 million which represents a 30.1% effective tax rate. The tax rate was adversely affected by a tax rate differential due to lower than anticipated 2010 pre-tax income.

Liquidity and Capital Resources

          We have historically satisfied our capital and liquidity requirements through cash generated internally from operations.

          At December 31, 2009, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level I” assets less “Level I” liabilities, and current receivables of $31.0 million. As of September 30, 2010, we had liquid assets of $26.8 million.

          The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, will generally be paid semi-annually.

          As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Exchange Act. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At September 30, 2010, we had excess net capital of $5.3 million. Regulatory net capital requirements may change based on investment and underwriting activities.

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

Cash Flows

          Unrestricted cash and cash equivalents were $8.2 million at September 30, 2010, a decrease of $4.4 million from $12.6 million at December 31, 2009.

          Operating activities provided $2.9 million of cash and cash equivalents during the nine months ended September 30, 2010.

          The primary components of cash used for the nine months ended September 30, 2010 were: (a) $3.5 million in treasury stock purchases; (b) $2.1 million in acquisition related payments; and (c) $1.4 million in property, equipment and leasehold purchases.

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

          At September 30, 2010, $13.8 million, or 36% of $38.9 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $9.7 million, or 25% of financial instruments owned is related to our merchant banking activity. The remaining 39% of the financial instruments owned represents listed equity securities, restricted securities and investments in affiliates at fair value and promissory notes received in conjunction with our investment banking activities.

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

          Based on our analysis, as of September 30, 2010, the effect of a 100+/- basis point change in interest rates on the value of our warrant portfolio and promissory note and the resultant effect on our pre-tax income is considered immaterial.

          The value of Aceras BioMedical’s assets in our merchant banking activity was determined based on a valuation performed as of September 30, 2010, taking into consideration the cost of the investment, market participant inputs, non-binding offers made by third parties, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments. The primary quantifiable market risk associated with Aceras BioMedical’s assets is sensitivity to changes in interest rates. Based on our analysis as of September 30, 2010 assuming a 100 basis point increase in interest rates, we estimated the reduction of pre-tax income to be immaterial.

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

          Trial hearings in the FINRA Action were bifurcated into two phases: liability and damages. Trial hearings in the liability phase of the FINRA Action concluded in August 2009. On September 18, 2009 the FINRA Panel issued its ruling sustaining our claims for defamation, tortious interference with business relations, breach of fiduciary duty, conversion, breach of contract, and prima facie tort and denying each of Murray’s claims. Trial hearings in the damages phase of the FINRA Action concluded on March 18, 2010. On August 26, 2010, the FINRA Panel rendered an Award in our favor, granting Rodman $10.7 million in damages, plus 9% per annum interest for the four-year period of 2006 through 2010.

          In October 2010, we filed a Petition to Confirm the FINRA Panel Award with the Supreme Court of the State of New York, County of New York.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1 - July 31, 2010	205,500	$2.84	205,500	1,479,533
August 1 - August 31, 2010	459,000	$2.28	459,000	1,020,533
September 1 - September 30, 2010	335,000	$2.35	335,000	685,533	(2)

Total	999,500	$2.42	999,500

(1) On May 25, 2010 we announced a stock repurchase program of up to an aggregate of $5 million of our common stock.
(2) Based on the closing price per share of our common stock on September 30, 2010 ($2.15 per share).

Item 6. Exhibits

Exhibit No.	Description

10.1*	Operating Agreement of Aceras BioMedical LLC, as amended

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010
RODMAN & RENSHAW
CAPITAL GROUP, INC.

	By:	/s/ Edward Rubin

Name: Edward Rubin
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David J. Horin

Name: David J. Horin
Title: Chief Financial Officer
(Principal Financial Officer)