Form 10-K
period 2010-12-31
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2011-03-15
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $55,153,830.

          The number of shares outstanding of the registrant’s common stock, $.001 par value, as of March 10, 2011 was 33,207,498 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          The information in response to Part III, Items 10, 11, 12, 13 and 14 of this Report are incorporated herein by reference to the Registrant’s Definitive Proxy Statement, to be filed on or before April 30, 2011, with respect to its 2011 Annual Meeting of Stockholders.

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

PART I

Item 1. Business

(a) General Development of Business

          Rodman & Renshaw Capital Group, Inc. (“RRCG”) is a Delaware holding company which was organized on December 20, 2006. RRCG, through its various subsidiaries, is engaged in the investment banking business. RRCG’s principal operating subsidiary is Rodman & Renshaw, LLC (“R&R”), a Delaware limited liability company organized on June 20, 2002. R&R is a broker dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”). On May 12, 2008, the RRCG formed Aceras BioMedical LLC (“Aceras BioMedical”), a joint venture through which RRCG, in partnership with Aceras Partners, LLC (“Aceras Partners”), will make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the RRCG formed a new wholly-owned subsidiary, Rodman Principal Investments, LLC (“RPI”), which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of the RRCG’s principal-related businesses. RRCG and its subsidiaries, including R&R, are collectively referred to herein as “Company,” “we,” “our” or “us”.

Overview

          We are a full-service investment bank dedicated to providing corporate finance, strategic advisory and related services to public and private companies across multiple sectors and regions. We also provide research and sales and trading services primarily to institutional investors. According to Sagient Research Systems, we are the leader in the PIPE (private investment in public equity) and RD (registered direct offering) transaction markets. We have been ranked the #1 Placement Agent by deal volume of PIPE and RD financing transactions completed every year since 2005. The sectors that we currently serve include life science/healthcare, energy, metals/mining, financial services and cleantech and the regions we currently serve include the United States and China. Our primary product and service offerings include financing transactions, including private placements and public offerings. We also provide research and sales and trading services to institutional investors.

Recent Developments

          On January 5, 2011, we entered into a definitive merger agreement in connection with our proposed acquisition of Hudson Holding Corporation (the “Merger”). Hudson Holding Corporation (“Hudson”), through its wholly owned subsidiary Hudson Securities, Inc. (referred to as “Hudson Securities”), provides a full range of corporate finance, advisory, and capital markets services and institutional equity research focused on the micro-, small- and mid-cap marketplace. Hudson Securities is dedicated to meeting the liquidity needs of its clients by providing execution solutions and making markets in over 15,000 U.S. and foreign securities. The terms of the Merger provides for each Hudson share to be exchanged for 0.0338 shares of our common stock. The transaction is valued at approximately $7 million, based upon a $2.69 valuation per share of our common stock. The exchange ratio and aggregate merger consideration are subject to adjustment, up or down, based upon the net liquid assets of Hudson at the effective time of the Merger. The transaction, which is expected to close in the second quarter of 2011, is subject to Hudson stockholder approval, regulatory approvals and other customary closing conditions.

Business Environment

          Market conditions and valuations for companies in the life science, China and other sectors in which RRCG is active, as well as general market conditions, can materially affect RRCG’s financial performance. On May 6, 2010, the market experienced its “flash crash”, with the Dow Jones Industrial Average declining 1,000 points, and from that day through the end of the third quarter, the equity markets generally performed poorly. Between May 6, 2010 and early September 2010, many of our clients and target companies have experienced volatility in their stock prices. When the stock markets are in a downturn or in a period of volatility, it is challenging to generate investment banking revenue from capital markets activity.

(b) Financial Information about Industry Segments

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

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

(c) Narrative Description of Business

          Our business consists of: (a) investment banking, which includes corporate finance and strategic advisory services; (b) sales and trading; (c) equity research; and (d) principal transactions and merchant banking.

          Investment Banking

          Our investment banking professionals focus on providing corporate finance and strategic advisory services to public and private companies. As of December 31, 2010, our investment banking group consisted of 19 senior managing directors and managing directors, who focus on originating, structuring and placing transactions. A significant majority of our investment banking revenues is earned from public companies with a market capitalization below $500 million. We aim to provide these companies with capital origination services and strategic advice throughout their various stages of development.

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

          In 2010, we completed 116 financing transactions which raised in excess of $3.0 billion. In a majority of these transactions we were either the lead investment bank or the only investment bank. In addition, we are a recognized industry leader in PIPE and RD financing transactions. From January 1, 2003 through December 31, 2010, we executed an aggregate of 394 PIPE and RD financing transactions which raised in excess of $6.3 billion.

          Strategic Advisory Services

          We also provide strategic advisory services on a broad range of transactions including mergers, acquisitions and asset sales. We are involved at each stage of these transactions, from initial structuring to final execution.

          Sales and Trading

          As of December 31, 2010, our sales and trading unit included seven sales and sales trader personnel and two traders. They focus on executing trades for institutional investor clients in the United States and Europe. As of December 31, 2010, we were a market-maker for approximately 488 stocks.

          Equity Research

          As of December 31, 2010, our research department included 14 senior analysts: five who cover the life science sector; one who covers the metals/mining sector; one who covers the energy sector; four who cover the China sector; one who covers the technology sector; one who covers special situations; and one who covers community banks. These senior analysts are supported by seven associate analysts. As of December 31, 2010, the research department covered 238 companies.

          Merchant Banking

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At December 31, 2010, our outstanding investment commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $12.1 million. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

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

          In 2010, we sponsored three investment conferences; one in Beijing, one in New York and one in London. In 2011, we sponsored an investment conference in Shanghai, China in March and we expect to sponsor an investment conference in New York in September. These conferences emphasize “small-cap” and “mid-cap” companies and bring together company executives, scientists, industry specialists, venture capitalists and other institutional investors and feature company presentations, panel discussions and one-on-one meetings between company managements and investors. At its conference held in Beijing, China in March 2010, we had approximately 140 presenting companies and over 1,000 attendees. At the conference held in New York City in September 2010, there were approximately 500 presenting companies and over 4,000 attendees. At the conference held in London in May 2010, there were approximately 150 presenting companies and over 1,000 attendees. At the conference held in Shanghai, China in March 2011, we had approximately 170 presenting companies and over 1,800 attendees.

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

          Historically, we have been one of the leaders in the PIPE and RD transaction markets, particularly for biotechnology and China companies. More recently, we have expanded our product offerings to include underwritten public offerings and have created the Global Capital Markets (GCM Group) to focus on these types of financing transactions.

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

          We completed our first PIPE and RD financing transactions in 2002 and since then have become a leader in this space. The table below sets forth the number of PIPE and RD transactions completed by us and the dollars raised by us in those transactions from 2003 to 2010 as well as the total industry-wide number of transactions and dollars raised during these periods. The statistical data in the table below is derived from data published by PlacementTracker.

	Rodman & Renshaw			Industry-Wide

Period	Number of Transactions	Dollars Raised (in millions)		Number of Transactions	Dollars Raised (in millions)

2003	31	>$	400	1,456	>$	19,100
2004	38	>$	590	2,001	>$	21,600
2005	29	>$	460	2,171	>$	28,000
2006	45	>$	850	1,622	>$	31,200
2007	53	>$	930	1,623	>$	86,600
2008	44	>$	580	1,153	>$	123,800
2009	77	>$	1,233	1,019	>$	38,400
2010	77	>$	1,221	1,151	>$	39,303

          According to PlacementTracker, in each of calendar years 2003, 2005, 2006, 2007, 2008, 2009 and 2010, we were the leading investment bank in terms of the aggregate number of PIPE and RD financing transactions completed, and in calendar year 2004 we were the number two investment bank in terms of the aggregate number of PIPE and RD financing transactions completed.

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

          Strong Client Relationships

          We emphasize developing and nurturing long-term relationships with both issuers and investors, including hedge funds, venture capital funds and private equity funds. This has expanded our distribution and placement capabilities, enabling us to raise significant amounts of capital for our issuer clients. We strive to build long-term relationships with our issuer clients by providing services appropriate to each stage of a company’s development. We provide our clients with frequent and consistent interaction with our senior professionals, who are actively involved in all stages of our client engagements. We believe that the high levels of expertise and client trust we have developed have been significant factors contributing to our growth and have enabled us to generate significant repeat business. In 2010, 2009, 2008, 2007, 2006 and 2005, approximately 44%, 41%, 66%, 38%, 34% and 44%, respectively, of our investment banking transactions were executed with repeat clients.

          Unleveraged Balance Sheet

          As of December 31, 2010, we had total assets of $81.1 million and stockholders’ equity of $52.3 million. Most importantly, we are debt-free.

Competition

          All aspects of our business are intensely competitive. Our competitors are other investment banks, brokerage firms, merchant banks and financial advisory firms. We consider our primary competitors to include the following firms:

Canaccord Adams, Inc.	Leerink Swann & Co.

Cowen Group, Inc	Maxim Group

Jefferies Group, Inc.	Oppenheimer & Co. Inc.

JMP Group, Inc	Piper Jaffray Companies.

Ladenburg Thalmann Financial Services, Inc.	Roth Capital Partners, LLC

Lazard Ltd.	Stifel Financial Corp.

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

Government Regulation

          Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of participants in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. R&R, our wholly-owned subsidiary, is registered as a broker-dealer with the SEC and FINRA and in all 50 states. Accordingly, R&R is subject to regulation and oversight by the SEC and FINRA, a self-regulatory organization, which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms. State securities regulators also have regulatory or oversight authority over R&R. Our business may also be subject to regulation by foreign governmental and regulatory bodies and self-regulatory authorities in other countries.

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

          In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the financial reform legislation that was passed in July 2010, establishes the Bureau of Consumer Financial Protection to regulate the offering and provision of consumer financial products or services under federal law. We are uncertain whether this Bureau will issue any rules or regulations that will affect our business. Such rules and regulations could have a material adverse effect upon us.

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

          During 2010, 2009, 2008, 2007 and 2006, we have received ongoing inquiries from FINRA relating to our participation in resale registration offerings that register securities placed in private placement financing transactions in which we acted as placement agent. The inquiries have focused on whether the offerings contemplated by such resale registration statements are subject to the filing requirements set forth in Rule 5110 of FINRA Conduct Rules (“Rule 5110”) and FINRA Notice to Members 88-101 and related Regulation M matters. A Rule 5110 filing seeks approval from FINRA as to the fairness of the compensation received, or to be received, by a member in a financing transaction covered by the rule. The rule generally covers a member that is “participating” in a public offering, the definition of which is currently the subject of industry discussion and debate. We have responded to each such inquiry, and to our best knowledge, such responses have been to the satisfaction of the inquiring party. We expect that FINRA may seek further information from us. We have never been advised by FINRA that we are, or were, a target in connection with any inquiry or investigation relating to Rule 5110.

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

Employees

          As of December 31, 2010, we had approximately 131 full-time employees, substantially all of which are based in our principal offices in New York City. We are not a party to any collective bargaining agreements and we have not had any work stoppages. We consider our relations with our employees to be good.

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

(d) Financial Information About Geographic Areas

          In 2010, 2009 and 2008, we derived certain revenues from business outside of the United States; however, such revenues were not material. Financial information concerning our operations is reported in Item 8, Financial Statements and Supplementary Data.

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

          At December 31, 2010 we had cash and cash equivalents of approximately $14.8 million. Our capital requirements have been and will continue to be significant. Historically, we have relied upon cash flow from operations to fund our working capital needs. In light of current market and economic conditions it is difficult, if not impossible, to predict the timing or likelihood of generating revenues. In the event that we do not generate adequate cash flow from operations to fund our working capital needs we will need to raise working capital through a debt or equity financing, if available, or curtail operations.

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

          In 2010, 2009, and 2008, 31%, 53%, and 59%, respectively, of our revenues were derived from the life science sector. Although this percentage may decrease over time, we anticipate that the life science sector (primarily biotechnology companies) will continue to account for a significant portion of our revenues in the foreseeable future. The life science sector is known for its volatility due to a number of factors including the following:

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

We derive a significant portion of our revenues from China based companies which could be adversely affected by changes in the political and economic policies of the government of the Peoples Republic of China (PRC).

          In 2010, 2009, and 2008, 28%, 24%, and 8%, respectively, of our revenues were derived from the China sector. Our China based revenue is principally derived from companies that are listed on, or seek listing on, a U.S. exchange. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity, greater economic decentralization and globalization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time, with or without notice. Further, the China region and markets may experience volatility, political turmoil, uncertainty or difficult economic or market conditions that differ from those in the U.S. Any of these changes could negatively impact our current business and our expansion plans within the China region which could have a negative impact on our revenues and results of operations.

We may experience difficulties, unexpected costs and delays in integrating Hudson’s businesses, business model and culture and the combined company may not realize synergies, efficiencies or cost savings from the Merger.

          Our businesses and Hudson’s businesses have operated and, until the Merger is completed, will continue to operate, independently. The success of the combined company following the completion of the Merger may depend in large part on the ability to integrate the two companies’ businesses, business models and cultures. In particular, investment banking businesses depend to a large degree on the efforts and performance of individual employees whose efforts and performance may be affected by any difficulties in the integration of the businesses. In the process of integrating Hudson, we may experience difficulties, unanticipated costs and delays. The challenges involved in the integration may include:

•	the necessity of coordinating geographically disparate organizations and addressing possible differences in corporate and regional cultures and management philosophies;

•	managing the combined company at geographically separate locations that employ a significant number of employees;

•	retaining personnel from different companies and integrating them into a new business culture while maintaining their focus on providing consistent, high-quality client service;

•	integrating information technology systems and resources;

•	integrating accounting systems and adjusting internal controls to cover Hudson’s operations;

•	unforeseen expenses or delays associated with the transaction;

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention to the transaction; and

•	meeting the expectations of clients with respect to the integration.

          The integration of certain operations, in particular the two companies’ research and brokerage businesses, following the transaction will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from the ongoing businesses of the combined company. Employee uncertainty and lack of focus during the integration process may also disrupt the businesses of the combined company.

          It is possible that the integration process could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect the combined company’s ability to maintain relationships with clients and employees or the ability to achieve the anticipated benefits of the transaction, or could reduce the combined company’s earnings or otherwise adversely affect the business and financial results of the combined company. In addition, the integration process may strain the combined company’s financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the combined company’s core business objectives.

          Even if we are able to integrate the Hudson businesses and operations successfully, there can be no assurance that this integration will result in any synergies, efficiencies or cost savings or that any of these benefits will be achieved within a specific time frame. Any of these factors could adversely affect the combined company’s business and results of operations.

If we are unable to integrate Hudson personnel successfully or retain key Hudson personnel after the Merger is completed, the combined company’s business may suffer.

          Our ability to obtain and successfully execute the combined businesses after the Merger depends in part upon the personal reputation, judgment, business generation capabilities and project execution skills of Hudson’s senior professionals. Any management disruption or difficulties in integrating Hudson’s professionals could result in a loss of clients and customers or revenues from clients and customers and could significantly affect the combined company’s business and results of operations.

          The success of the Merger will depend in part on our ability to retain the talents and dedication of the professionals currently employed by Hudson. It is possible that these employees might decide not to remain employed by us after the Merger is completed. If key employees terminate their employment, or insufficient numbers of employees are retained to maintain effective operations, the combined company’s business activities might be adversely affected, management’s attention might be diverted from successfully integrating Hudson’s operations to hiring suitable replacements, and the combined company’s business might suffer. In addition, we might not be able to locate suitable replacements for any key employees that leave either company or offer employment to potential replacements on reasonable terms.

Integration of Hudson’s operations with our operations may impair our ability to achieve the expected benefits of the Merger.

          Following completion of the Merger, we expect to make changes to certain aspects of our operations to integrate Hudson’s operations with our operations. In addition, we expect that the Merger could affect each of the companies’ existing client relationships or its ability to enter into new client relationships. Any changes that we make to operations could disrupt the businesses and client relationships and could materially and adversely affect our ability to achieve the expected benefits of the transaction.

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

          Principal investing involves numerous risks, including illiquidity, loss of invested capital and revaluation. In the past, we have used a portion of our own capital in a variety of principal investment activities, including purchasing “shell” companies to be used in connection with future financing transactions. From time to time we also purchase securities offered in financing transactions for which we are acting as placement agent. We also hold a portfolio of equity securities, including stock and warrants that we received as part of our compensation in connection with investment banking assignments. As of December 31, 2010 we had an outstanding investment commitment of $12.1 million to Aceras BioMedical, which will use those funds to purchase promising compounds or equity securities in early stage companies in the life science and/or biotechnology sectors and its operating budget. Other principal investing activities may involve purchasing securities in other high-risk financings of early-stage, pre-public, or distressed companies. These securities are likely to be restricted as to resale and may in any event, be highly illiquid. For example, in the case of investments in marketable securities, principal investments could be significant relative to the overall capitalization of the company in which we invest. Resale of a significant amount of these securities might adversely affect their market and/or sales price. Moreover, the companies in which we invest may rely on new or developing technologies or novel business models or concentrate on markets which have not yet developed and which may never develop sufficiently to support successful operations. Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that general market conditions will not cause the market value of our investments to decline. For example, an increase in interest rates, currency fluctuations, a general decline in the stock markets, or other market conditions adverse to companies of the type in which we may invest could result in a decline in the value of our investments or a total loss of our investment. This could materially and adversely impact our financial results and the price of our common stock.

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

          We derive most of our revenues from investment banking engagements, including placement agent and underwriting fees and strategic advisory fees, which also have higher profit margins than our other categories of revenue. For the years 2010, 2009, and 2008, investment banking transactions accounted for 91%, 68%, and 84%, respectively, of our revenues excluding principal transactions.

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

          For the years 2010, 2009, and 2008, investment banking revenues from companies in sectors other than biotechnology and life science were 69%, 47%, and 41%, respectively, of our total investment banking revenues. Since we did not have any particular expertise in sectors other than biotechnology prior to the second quarter of 2008, we relied, in part, on our relationships with institutional investors and private equity funds to introduce us to companies that need capital and on our own ability to identify opportunities to which we can apply our corporate finance know-how. We cannot assure you that we will be able to continue to receive referrals from institutional investor sources or that our recent expansion into the metals/mining and energy sectors will result in additional investment banking revenues.

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

          We depend on the efforts and reputations of Michael Vasinkevich, our Vice Chairman, Edward Rubin, our Chief Executive Officer and President, and John J. Borer III, our Head of Investment Banking. Their reputations and relationships with clients and potential clients are critical elements in expanding our business, and we believe our historical and future performance is strongly correlated to their involvement to date and their continued involvement in our operations. The loss or reduction of the services of any of Messrs. Vasinkevich, Rubin and/or Borer, due to death, disability, termination of employment or regulatory restriction, could have a material adverse effect on our operations, including our ability to attract new company clients and to raise capital from institutional investors.

          We currently have at-will employment agreements with each of Messrs. Vasinkevich, Rubin, and Borer. We cannot assure you that one or more of Messrs. Vasinkevich, Rubin, and Borer will not resign, join a competitor or form a competing company or that the restrictive covenants in their employment agreements are enforceable.

The investment banking industry is highly competitive. If we fail to address the challenges posed by this competition, we could lose our leading position in these areas, causing our operating results to suffer.

          The investment banking industry is intensely competitive, particularly in those areas in which we specialize (i.e., biotechnology and life science, metals/mining and energy, and PIPE and RD transactions), and we expect it to remain so for the foreseeable future. We have experienced intense price competition in our various businesses. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, could adversely affect our revenues, even as the size and number of our investment banking transactions may increase. Many of our competitors are larger, have greater financial and other resources and longer operating histories than we have, giving them a significant competitive advantage. We consider our principal competitors to include Canaccord Adams, Inc., Cowen Group, Inc, Jefferies Group, Inc., JMP Group, Inc, Ladenburg Thalmann Financial Services, Inc., Lazard Ltd., Leerink Swann & Co., Maxim Group, Oppenheimer & Co., Inc., Piper Jaffray Companies, Roth Capital Partners, LLC and Stifel Corp. If we expand our business into new sectors and new business lines, we will face competition from other firms as well. We compete on the basis of a number of factors, including the scope and quality of services, price, market focus and industry knowledge, client relationships and reputation. Larger firms provide a broader range of investment banking services to their clients than we do. If we do not address these competitive factors successfully, we may not be able to execute our strategy or even maintain our existing market share. In either case, our operating results would suffer as would the price of our common stock.

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

          The target for our total compensation and benefits expense is currently 60% of total consolidated revenues less non-cash principal transactions. This target includes equity, equity-based incentives, amortization of forgivable loans and other non-cash employee benefits. Our reliance on equity and equity-based incentives for a significant portion of the compensation package we pay to our senior executives may not be effective, especially if the market price of our common stock declines. This compensation policy could adversely impact the overall compensation our key employees, including our senior executive officers and managing directors, may receive. Our senior executives and managing directors may receive less compensation under this formula than they otherwise would receive at other firms, which would make it more difficult for us to retain our key employees, including our senior executives and managing directors, and attract new key employees.

If we are unable to manage our growth successfully, we may not be able to sustain profitability. Continued growth may place significant demands on our operational, administrative and financial resources.

          Our growth has caused, and if it continues, will continue to cause, significant demands on our operational, administrative and financial infrastructure and increase our expenses. If we do not effectively manage our growth, the quality of our services could suffer, which would adversely affect our operating results and our reputation. If we continue to grow, we will have to hire, train and manage a larger work force and improve our financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may incur significant additional expenditures to address these issues, further impairing our financial condition and profitability. We cannot assure you that we will be able to manage growth effectively and any failure to do so could adversely affect our ability to generate revenues and control expenses.

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

          In connection with our conversion from a limited liability company to a corporation, we entered into agreements that provide for us to indemnify our former members against certain tax liabilities relating to pre-conversion periods. If we are required to make payments under these indemnification agreements, our financial condition could be adversely affected.

Difficult market conditions can adversely affect our business in many ways, which could materially reduce our revenue or income.

          Our business, operating results and financial condition has been materially and adversely affected by adverse conditions in the global financial markets and adverse economic conditions throughout the world since the third quarter of 2007. 2008 was particularly difficult, marked by the failure or near failure of a number of large and prestigious firms in the financial services industry. Although market conditions improved in 2009 and in 2010 and the U.S. economy has begun to recover, we cannot predict the timing, length or extent of any economic recovery. We have no control over the political events and the global and local economic developments that influence market conditions and dynamics.

          Our revenues are directly related to the volume and value of investment banking transactions in which we are involved. During periods of unfavorable market or economic conditions, such as those that existed throughout 2008, the first quarter of 2009, and from May 2010 to early September 2010, the volume and size of these transactions decreased, thereby reducing the demand for our services and increasing price competition among financial services companies seeking those engagements. In addition, weakness in equity markets and diminished trading volume of securities adversely impacted our sales and trading business. Finally, the general decline in the value of securities adversely impacted our investment portfolio. The impact of these factors was exacerbated by our fixed costs and our inability to scale back other costs within a time frame sufficient to match any decreases in revenue relating to market and economic conditions.

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

         Since October 16, 2007, the day our stock commenced trading on the Nasdaq Global Market, through March 15, 2011, the closing sales price of our common stock has fluctuated from $6.35 to $0.19. This wide range could be attributable to a number of factors including one or more of the following:

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

          As of March 15, 2011, our largest stockholder, Paul Revere, LLC (“Revere”), owned approximately 38% of our outstanding common stock. Revere is owned one-third by Edward Rubin, our Chief Executive Officer and President, and a trust for the benefit of certain members of his family, and two-thirds by a trust, the beneficiaries of which are the wife and children of Michael Vasinkevich, our Vice Chairman. In addition, our other senior executive officers collectively own approximately 7% of our common stock. As a result, our public stockholders have limited influence over the election of directors, management, company policies or major corporate decisions that require the consent of stockholders owning a majority of our issued and outstanding shares of common stock, such as mergers, consolidations and the sale of all or substantially all of our assets. This could adversely impact the market value of our common stock.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market Price of Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is listed on the Nasdaq Global Market and traded under the symbol “RODM.” The following table sets forth for the periods indicated the high and low closing prices per share for our common stock, as reported on Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Sales Closing Price

	High	Low

2010
First Quarter	$5.53	$3.91
Second Quarter	4.62	2.50
Third Quarter	3.10	1.99
Fourth Quarter	3.28	2.06

2009
First Quarter	1.10	0.19
Second Quarter	1.04	0.29
Third Quarter	6.35	0.98
Fourth Quarter	6.16	3.22

          As of March 11, 2011, we had approximately 260 stockholders of record.

          We have never declared or paid cash dividends on our common stock. We currently intend to retain earnings to finance our ongoing operations and we do not anticipate paying cash dividends in the foreseeable future. Future policy with respect to payment of dividends on the common stock will be determined by our Board of Directors based upon conditions then existing, including our earnings and financial condition, capital requirements and other relevant factors.

          Information concerning our equity compensation plans required by Item 201(d) of Regulation S-K appears in Note 12 to our Consolidated Financial Statements and will be included in our definitive proxy statement which is incorporated herein by reference.

Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1 - October 31, 2010	257,500	$2.40	257,500	323,304
November 1 - November 30, 2010	194,500	$2.69	194,500	1,994,874	(2)
December 1 - December 31, 2010	226,300	$2.62	226,300	1,768,574	(2)

Total	678,300	$2.56	678,300

(1) On May 25, 2010 we announced a stock repurchase program covering the purchase of up to an aggregate of $5 million of our common stock in the open market in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. On November 15, 2010 we announced an increase of an additional $5 million to our stock repurchase program.

(2) Based on closing price per share of our common stock on December 31, 2010 ($2.68 per share).

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

          The following table summarizes our selected historical consolidated financial data for the periods and at the dates indicated. You should read this information in conjunction with our audited consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Form 10-K. We derived our selected historical consolidated financial data as of December 31, 2010, 2009, 2008, 2007, and 2006 and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, from our audited consolidated financial statements. The results of operations for certain businesses that the Company no longer owns are reported as discontinued operations.

Amounts in Thousands, Except Per Share Amounts	Year Ended December 31,

	2010	2009	2008	2007	2006

Revenues:
Investment banking	$87,245	90,433	52,473	55,829	43,081
Merchant banking	1,573	36,018	—	—	—
Commissions	4,102	4,423	6,492	6,914	5,161
Conference fees	3,158	1,598	2,395	2,472	2,093
Principal transactions	(12,597)	(512)	(13,048)	3,872	10,809
Interest and other income	134	265	876	883	187

Total revenues	83,615	132,225	49,188	69,970	61,331

Operating expenses:
Compensation and benefits	54,653	62,437	34,639	41,333	25,889
Conference expense	9,932	3,379	6,223	5,903	4,748
Professional and consulting	6,504	7,450	6,276	4,731	6,181
Communication and market research	3,545	2,750	2,646	1,981	1,452
Business development	5,522	2,228	2,926	3,006	1,880
Impairment of goodwill / other intangibles	933	1,327	21,719	376	—
Other	10,570	10,574	9,714	4,566	4,121

Total operating expenses	91,659	90,145	84,143	61,896	44,271

Operating income (loss)	(8,044)	42,080	(34,955)	8,074	17,060
Interest expense	—	—	—	3,772	—

Income (loss) before income taxes	(8,044)	42,080	(34,955)	4,302	17,060
Income tax expense (benefit)	(2,487)	(3,913)	2,482	(440)	880

Net income (loss)	(5,557)	45,993	(37,437)	4,742	16,180
Less: Net income to non-controlling interest	—	18,695	—	—	—

Net income (loss) from continuing operations	(5,557)	27,298	(37,437)	4,742	16,180
Net income (loss) from discontinued operations	—	—	—	17	338

Net income (loss) to common stockholders	$(5,557)	27,298	(37,437)	4,759	16,518

Unrealized (loss) gain on investments, net of tax	—	—	—	(141)	1,002
Reclassification adjustment for realized gain on investments	—	—	141	(1,002)	—

Comprehensive income (loss)	$(5,557)	27,298	(37,296)	3,616	17,520

Basic income (loss) per common share:
From continuing operations	$(0.15)	0.77	(1.12)	0.21	0.89
From discontinued operations	—	—	—	0.00	0.02

Net income	$(0.15)	0.77	(1.12)	0.21	0.91

Diluted income (loss) per common share:
From continuing operations	$(0.15)	0.73	(1.12)	0.20	0.88
From discontinued operations	—	—	—	0.00	0.02

Net income	$(0.15)	0.73	(1.12)	0.20	0.90

Weighted average common shares outstanding:
Basic	36,079	35,588	33,375	23,039	18,160

Diluted	36,079	37,399	33,375	24,024	18,485

Amounts in Thousands, Except Per Share Amounts	Year Ended December 31,

	2010	2009	2008	2007	2006

Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,798	15,546	21,754	54,834	10,387
Financial instruments owned, at fair value	$37,980	56,156	13,872	9,011	14,156
Total assets	$81,103	94,886	47,682	71,872	38,106
Total liabilities	$28,842	19,445	17,148	11,104	16,080
Common shareholders’ equity	$52,261	63,382	30,535	60,768	22,026

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

Business Environment

          Market conditions and valuations for companies in the life science, China and other sectors in which we are active, as well as general market conditions, can materially affect our financial performance. On May 6, 2010, the market experienced its “flash crash”, with the Dow Jones Industrial Average declining 1,000 points, and from that day through the end of the third quarter, the equity markets generally performed poorly. Between May 6, 2010 and early September 2010, many of our clients and target companies have experienced volatility in their stock prices. When the stock markets are in a downturn or in a period of volatility, it is challenging to generate investment banking revenue from capital markets activity.

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

          Our management evaluates the realizability of its deferred tax assets quarterly. In determining the possible future realization of deferred tax assets, the future taxable income from the following sources is taken into account: (a) the reversal of taxable temporary differences; (b) future operations exclusive of reversing temporary differences; and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

          Accounting Standards Codification (ASC) 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of ASC 740-10.

          Our policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of our income tax provision. As a result of having no material unrecognized tax benefits on uncertain tax positions, we have no material amounts for associated interest and penalties recorded on the Consolidated Statements of Financial Condition or the Consolidated Statements of Operations.

Results of Operations

2010 compared to 2009

          The following table sets forth the results of operations for the years ended December 31, 2010 and 2009 (in thousands of dollars):

	Year Ended

	December 31, 2010		December 31, 2009

		% of net Revenue		% of net Revenue

Revenues:
Investment banking	$87,245		90,433
Merchant banking	1,573		36,018
Commissions	4,102		4,423
Conference fees	3,158		1,598
Principal transactions	(12,597)		(512)
Interest and other income	134		265

Total revenues	83,615		132,225

Operating expenses:
Compensation and benefits	54,653	65.4%	62,437	47.2%
Conference fees	9,932	11.9%	3,379	2.6%
Professional and consulting	6,504	7.8%	7,450	5.6%
Occupancy and equipment rentals	3,111	3.7%	3,125	2.4%
Advertising and marketing	1,520	1.8%	1,582	1.2%
Communication and market research	3,545	4.2%	2,750	2.1%
Depreciation and amortization	1,613	1.9%	2,282	1.7%
Business development	5,522	6.6%	2,228	1.7%
Office supplies	662	0.8%	677	0.5%
Impairment of goodwill	933	1.1%	1,327	1%
Bad debt expense	666	0.8%	—	0%
Other	2,998	3.6%	2,908	2.2%

Total operating expenses	91,659	109.6%	90,145	68.2%

Income (loss) before income taxes	(8,044)	-9.6%	42,080	31.8%
Income tax expense (benefit)	(2,487)		(3,913)

Net income (loss)	(5,557)		45,993

Less: Net income to non-controlling interest	—		18,695

Net income (loss) to common stockholders	$(5,557)		27,298

          Operating income for the years ended December 31, 2010 and 2009 included the following non-cash expenses (in thousands of dollars):

	Year Ended

	December 31, 2010	December 31, 2009

Stock-based compensation	$(73)	$5,799
Amortization of forgivable loans	2,639	1,898
Depreciation and amortization	1,613	2,282
Impairment of goodwill and other intangible assets	933	1,327

Total	$5,112	$11,306

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains (or losses) on investments by Aceras BioMedical and other principal investments activity, was $1.6 million. We recognize revenue on investments in the merchant banking segment based on realized and unrealized gains (or losses) reported. The value of Aceras BioMedical’s assets was determined based on a valuation as of December 31, 2010, taking into consideration the cost of the investment, market participant inputs, non-binding offers made by third parties, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions and those characteristics specific to the underlying investments may result in significant changes in the estimated fair value of these investments.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources, (1) investment banking and (2) sales and trading.

          Total revenue for 2010 was $82.0 million, representing a decrease of 15% from $96.2 million in the comparable period of 2009. The decrease was primarily due to a $12.1 million increase in principal transaction losses.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the years ended December 30, 2010 and 2009 (in thousands of dollars):

	Year Ended

	December 31, 2010	December 31, 2009

Revenue:
Private placement and underwriting	$74,288	$83,468
Strategic advisory	12,957	6,965

Total investment banking revenue	$87,245	$90,433

          Investment banking revenue was $87.2 million for 2010, which included $12.7 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $90.4 million in 2009, which included $24.2 million related to warrants and notes received as compensation for activities as underwriter or placement agent at fair value:

•

Private placement and underwriting revenue for 2010 was $74.3 million, including $12.7 million of fair value related to warrants received, compared to $83.5 million in 2009, including $24.2 million warrants received. The increase in private placement and underwriting revenue is a result of increased financing activity in our targeted verticals, especially in life sciences and China, as well as increased demand for capital market offerings, including private placements, registered directs and follow-on offerings.

•

Strategic advisory fees for 2010 were $13.0 million, compared to $7.0 million in 2009. The increase in strategic advisory was due to significant advisory transactions in the oil & gas and metals & mining sectors.

Sales and Trading

          Commission revenues decreased by $0.3 million, or 7%, to $4.1 million for 2010, compared with $4.4 million in 2009. The decrease is attributable to a lower volume of transactions that occurred in 2010 as well as a decrease in sales and trading employees throughout the year.

Principal Transactions

          Principal transactions, reflecting the change in fair value of our warrant portfolio, generated a loss for 2010 of $12.6 million, compared with a $512,000 loss in 2009. The increase in principal transaction losses was attributed to market instability, lack of liquidity and issuer specific events in 2010.

          The following discussion of expenses will be on the combined Capital Markets and Merchant Banking expenses.

Expenses

Compensation

          Compensation expense decreased $7.8 million, or 12%, while total net revenues (less net income to non-controlling interest) decreased 16% for 2010. The ratio of compensation to net revenues (less net income to non-controlling interest and principal transaction losses) was 57% for 2010 as compared to 55% in 2009. The increase in compensation and benefits is attributed to our variable compensation structure, whereby the majority of compensation expense is based on revenue production.

Non-Compensation Expenses

          Non-compensation expense was $37.0 million for 2010, versus $27.7 million in 2009, or 44% of net revenues for 2010 versus 24% of net revenues (less net income to non-controlling interest) in 2009. The increase in non-compensation was primarily due to expenses related to the China Investment Conference in the first quarter, the London Investment Conference in the second quarter, and the New York Investment Conference in the third quarter, as well as higher business development expenses.

Income Taxes

          Income tax benefit was $2.5 million, or a 30.9% tax rate, for the year ended December 31, 2010, compared to an income tax benefit of $3.9 million or (9.3%) tax rate for 2009. The primary reason for the differential in the tax rates was a $3.9 million reduction in the Company’s valuation allowance in 2009.

2009 compared to 2008

          The following table sets forth the results of operations for the years ended December 31, 2009 and 2008 (in thousands of dollars):

	Year Ended

	December 31, 2009		December 31, 2008

		% of net Revenue		% of net Revenue

Revenues:
Investment banking	$90,433		52,473
Merchant banking	36,018		—
Commissions	4,423		6,492
Conference fees	1,598		2,395
Principal transactions	(512)		(13,048)
Interest and other income	265		876

Total revenues	132,225		49,188

Operating expenses:
Compensation and benefits	62,437	47.2%	34,639	70.4%
Conference fees	3,379	2.6%	6,223	12.7%
Professional and consulting	7,450	5.6%	6,276	12.8%
Occupancy and equipment rentals	3,125	2.4%	2,910	5.9%
Advertising and marketing	1,582	1.2%	809	1.6%
Communication and market research	2,750	2.1%	2,646	5.4%
Depreciation and amortization	2,282	1.7%	2,384	4.8%
Business development	2,228	1.7%	2,926	5.9%
Office supplies	677	0.5%	569	1.2%
Impairment of goodwill	1,327	1.0%	21,719	44.2%
Other	2,908	2.2%	3,042	6.2%

Total operating expenses	90,145	68.2%	84,143	171.1%

Income (loss) before income taxes	42,080	31.8%	(34,955)	-71.1%
Income tax expense (benefit)	(3,913)		2,482

Net income (loss)	45,993		(37,437)

Less: Net income to non-controlling interest	18,695		—

Net income (loss) to common stockholders	$27,298		(37,437)

          Operating income for the years ended December 31, 2009 and 2008 included the following non-cash expenses (in thousands of dollars):

	Year Ended

	December 31, 2009	December 31, 2008

Stock-based compensation	$5,799	$5,605
Amortization of forgivable loans	1,898	777
Depreciation and amortization	2,282	2,384
Impairment of goodwill and other intangible assets	1,327	21,719

Total	$11,306	$30,485

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains (or losses) on investments by Aceras BioMedical and other principal investments activity, was $36.0 million. Merchant banking revenue, net of non-controlling interest, was $17.3 million. We recognize revenue on investments in our merchant banking segment based on consolidated realized and unrealized gains (or losses) reported, including by Aceras BioMedical. The value of Aceras BioMedical’s assets was determined based on an independent valuation prepared as of December 31, 2009, taking into consideration the cost of the investment, market participant inputs, non-binding offers made by third parties, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions and those characteristics specific to the underlying investments may result in significant changes in the estimated fair value of these investments.

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

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources, (1) investment banking and (2) sales and trading.

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

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the years ended December 30, 2009 and 2008 (in thousands of dollars):

	Year Ended

	December 31, 2009	December 31, 2008

Revenue:
Private placement and underwriting	$83,468	$43,489
Strategic advisory	6,965	8,984

Total investment banking revenue	$90,433	$52,473

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

•

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

•	Strategic advisory fees for 2009 were $7.0 million, compared to $9.0 million in 2008.

Sales and Trading

          Commission revenues decreased by $2.1 million, or 32%, to $4.4 million for 2009, compared with $6.5 million in 2008. The decrease is attributable to a lower volume of transactions that occurred in 2009 as well as a decrease in sales and trading employees throughout the year.

Principal Transactions

          Principal transactions generated a loss for 2009 of $0.5 million, compared with a $13.0 million loss in 2008. The decrease in principal transaction losses was attributed to unprecedented market instability, lack of liquidity and issuer specific events in 2008.

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

Income Taxes

          Income tax benefit was $3.9 million, or a 31.7% tax rate, for the year ended December 31, 2009, compared to an income tax expense of $2.5 million for 2008.

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

          At December 31, 2010, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level I” assets less “Level I” liabilities, and current receivables of $30.7 million. As of December 31, 2009, we had liquid assets of $31.0 million.

          The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, will generally be paid semi-annually, although in some cases annually.

          As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At December 31, 2010 and December 31, 2009, we had excess net capital of $9.5 million and $8.0 million, respectively. Regulatory net capital requirements may change based on investment and underwriting activities.

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

          Unrestricted cash and cash equivalents were $13.4 million at December 31, 2010, an increase of $0.8 million from $12.6 million at December 31, 2009.

          Operating activities provided $10.5 million of cash and cash equivalents during the twelve months ended December 31, 2010. Our $9.2 million and $6.8 million increase in accrued compensation payable and decrease in financial instruments owned, at fair value, respectively, from December 31, 2009 contributed to our cash position. Our accrued compensation balance increased during the twelve months ended December 31, 2010, primarily due to our deferral of year-end 2010 bonus payments to February 2011.

          The primary components of cash used by investing activities in 2010 were: (a) $1.6 million in connection with the purchase of property and equipment and leasehold improvements; and (b) $0.9 million and $1.3 million in connection with contractual payments related to the acquisitions of Miller Mathis and COSCO, respectively.

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

Contractual Obligations

          Our commitments and contingencies include: (a) real property leases; (b) equipment leases; and (c) the Aceras BioMedical joint venture agreement. Our principal offices are located at 1251 Avenue of the Americas, New York, New York where we lease the entire 20th floor. The lease expires in October 2013.

          The following table sets forth information relating to our contractual obligations as of December 31, 2010 (in thousands of dollars):

	Payments due by Period

	2011		2012	2013	2014	Total

Operating lease obligations	$3,228		3,181	2,585	56	9,050
Aceras BioMedical joint venture agreement	12,142	(1)	—	—	—	12,142

Total	$15,370		3,181	2,585	56	21,192

(1)	Pursuant to the Aceras BioMedical joint venture agreement, the timing of these expenditures may vary based upon investment timing considerations.

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

          We do not have any off-balance sheet financing arrangements.

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

Recent Accounting Pronouncements

          Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810. The Company adopted further accounting changes described in ASC 810, Consolidation Topic, as of January 1, 2010, which required that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminated the quantitative approach previously applied to assessing the consolidation of a variable interest entity and required ongoing reassessments for consolidation. Starting on January 1, 2010, the Company deconsolidated its investment in Aceras BioMedical because its joint venture partner, Aceras Partners, not the Company, most significantly impacts Aceras BioMedical’s economic performance.

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

          At December 31, 2010, $15.5 million, or 41% of $37.9 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $10.6 million, or 28% of financial instruments owned is related to our merchant banking activity. The remaining 31% of the financial instruments owned represents a promissory note received in conjunction with our investment banking activities, listed equity securities, restricted securities and investments in affiliates at fair value.

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

          Based on our analysis, as of December 31, 2010, the effect of a 100+/- basis point change in interest rates on the value of our warrant portfolio and promissory note and the resultant effect on our pre-tax income is considered immaterial.

          The value of Aceras BioMedical’s assets in our merchant banking activity was determined based on a valuation as of December 31, 2010, taking into consideration the cost of the investment, market participant inputs, non-binding offers made by third parties, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments. The primary quantifiable market risk associated with our Aceras BioMedical assets is sensitivity to changes in interest rates. Based on our analysis as of December 31, 2010 assuming a 100 basis point increase in interest rates, we estimated the reduction of pre-tax income is considered immaterial.

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

          Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

          Information with respect to this item will be contained in the Proxy Statement for our 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation.

          Information with respect to this item will be contained in the Proxy Statement for our 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Information with respect to this item will be contained in the Proxy Statement for our 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          Information with respect to this item will be contained in the Proxy Statement for our 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

          Information with respect to this item will be contained in the Proxy Statement for our 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of RRCG’s independent auditor thereon, are filed herewith.
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Financial Condition as of December 31, 2010 and 2009
•	Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008
•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009
•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008
•	Notes to Consolidated Financial Statements

          2. Financial Statement Schedules.

          None

          3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit Number		Description

2.1		Agreement and Plan of Merger, dated January 4, 2011, among the Company, HHC Acquisitions, Inc. and Hudson Holding Corporation(7)
3.1	(a)	Certificate of Incorporation(1)
3.1	(b)	Amendment to Certificate of Incorporation(2)
3.2		Bylaws(1)
4.1		Specimen stock certificate(2)
10.1	**	2007 Amended and Restated Stock and Incentive Plan(4)
10.2	**	2010 Stock Award and Incentive Plan(9)
10.3	**	Michael Vasinkevich Employment Agreement(5)
10.4	**	John J. Borer III Employment Agreement(5)
10.5	**	Edward Rubin Employment Agreement(5)
10.6	**	Amended and Restated Wesley Clark Employment Agreement(3)
10.7		Form of Tax Indemnification Agreement, dated as of July 10, 2007(3)
10.8		Form of Indemnification Agreement, dated as of July 10, 2007(3)
10.9	**	Executive Bonus Plan(2)
10.10	**	David Horin Employment Agreement(6)
10.11		Asset Purchase Agreement, dated May 9, 2008, between COSCO Capital Management LLC and its related companies and Company(5)
10.12		Operating Agreement of Aceras BioMedical LLC, as amended(8)
10.13	**	Form of Restricted Stock Unit Agreement between the Company and each of Messrs. Vasinkevich, Rubin, and Borer(5)
10.14		Form of Voting Agreement, dated January 4, 2011, among the Company and Certain Stockholders of Hudson Holding Corporation(7)
21.1		Subsidiaries*
23.1		Consent of KPMG LLP*
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	This exhibit is a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment #1 to our Registration Statement on Form S-1 (SEC No. 333-144684) on September 20, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K dated July 11, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K dated December 2, 2010 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K dated March 18, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K dated January 5, 2011 and incorporated herein by reference.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q dated September 30, 2010 and incorporated herein by reference.
(9)	Filed as an exhibit to our Schedule 14A dated March 26, 2010 and incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Rodman & Renshaw Capital Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RODMAN & RENSHAW CAPITAL GROUP, INC.

By:	/s/ EDWARD RUBIN

Edward Rubin — Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2011

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Rodman & Renshaw Capital Group, Inc. and in the capacities indicated on this 15th day of March, 2011.

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

          We have audited the accompanying consolidated statements of financial condition of Rodman & Renshaw Capital Group, Inc. and subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rodman & Renshaw Capital Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

          As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for consolidation of variable interest entities.

/s/ KPMG LLP

New York, New York
March 15, 2011

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition as of December 31, 2010 and 2009
Dollars in Thousands, Except Per Share Amounts

	December 31, 2010	December 31, 2009

Assets
Cash and cash equivalents:
Unrestricted	$13,350	12,603
Restricted	1,448	2,943

Total cash and cash equivalents	14,798	15,546
Financial instruments owned, at fair value:
Corporate equity securities	7,497	6,493
Merchant banking investments	10,557	22,251
Warrants	15,570	22,945
Notes	2,197	1,920
Investments in shell companies	1,654	1,654
Other investments	505	893

Total financial instruments owned, at fair value	37,980	56,156
Private placement and other fees receivable	3,598	4,798
Receivable from brokers, dealers & clearing agencies	7,706	5,735
Prepaid expenses	2,549	781
Property and equipment, net	3,263	2,773
Other assets	10,608	7,136
Goodwill and other intangible assets, net	601	1,961

Total Assets	$81,103	94,886

Liabilities and Stockholders’ Equity
Accrued compensation payable	$19,287	10,098
Accounts payable and accrued expenses	4,947	6,217
Acquisitions related payables	690	2,826
Financial instruments sold, not yet purchased, at fair value	3,918	304

Total Liabilities	28,842	19,445

Commitments and contingencies (See Note 9)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized; 33,484,098 and 35,918,222 issued as of December 31, 2010 and December 31, 2009, respectively	33	36
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	—	—
Additional paid-in capital	69,654	75,989
Treasury stock, 97,500 shares and 534,500 shares as of December 31, 2010 and December 31, 2009, respectively	(260)	(1,034)
Accumulated deficit	(17,166)	(11,609)

Total Common Stockholders’ Equity	52,261	63,382

Non-Controlling Interest	—	12,059

Total Stockholders’ Equity	52,261	75,441

Total Liabilities and Stockholders’ Equity	$81,103	94,886

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations for the Years Ended December 30, 2010, 2009, and 2008
Amounts in Thousands, Except Per Share Amounts

	Year Ended December 31,

	2010	2009	2008

Revenues:
Investment banking	$87,245	90,433	$52,473
Merchant banking	1,573	36,018	—
Commissions	4,102	4,423	6,492
Conference fees	3,158	1,598	2,395
Principal transactions	(12,597)	(512)	(13,048)
Interest and other income	134	265	876

Total revenues	83,615	132,225	$49,188

Operating expenses:
Compensation and benefits	54,653	62,437	34,639
Conference expense	9,932	3,379	6,223
Professional and consulting	6,504	7,450	6,276
Occupancy and equipment rentals	3,111	3,125	2,910
Advertising and marketing	1,520	1,582	809
Communication and market research	3,545	2,750	2,646
Depreciation and amortization	1,613	2,282	2,384
Business development	5,522	2,228	2,926
Office supplies	662	677	569
Impairment of goodwill / other intangibles	933	1,327	21,719
Bad debt expense	666	—	—
Other	2,998	2,908	3,042

Total operating expenses	91,659	90,145	84,143

Operating income (loss)	(8,044)	42,080	(34,955)
Income tax expense (benefit)	(2,487)	(3,913)	2,482

Net income (loss)	(5,557)	45,993	(37,437)
Less: Net income to non-controlling interest	—	18,695	—

Net income (loss) to common stockholders	$(5,557)	27,298	$(37,437)

Net income (loss) per common share:
Net income (loss) to common stockholders
Basic	$(0.15)	0.77	$(1.12)

Diluted	$(0.15)	0.73	$(1.12)

Weighted average common shares outstanding:
Basic	36,079	35,588	33,375

Diluted	36,079	37,399	33,375

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years
Ended December 31, 2010, 2009, and 2008
Dollars in Thousands

	Year Ended December 31,

	2010	2009	2008

Common stock:
Balance, beginning of the period	$36	35	34
Issuance of common stock	—	1	3
Treasury stock retirement	(3)	—	—
Conversion of common stock to RSUs	—	—	(2)

Balance, end of period	$33	36	35

Additional paid-in-capital:
Balance, beginning of the period	$75,989	70,441	62,345
Stock based compensation	(73)	5,799	5,605
Treasury stock retirement	(6,031)	—	—
Other	(231)	(251)	2,491

Balance, end of period	$69,654	75,989	70,441

Accumulated Deficit:
Balance, beginning of the period	$(11,609)	(38,907)	(1,470)
Net (loss) income	(5,557)	27,298	(37,437)

Balance, end of period	$(17,166)	(11,609)	(38,907)

Treasury stock, at cost:
Balance, beginning of the period	$(1,034)	(1,034)	—
Treasury stock purchases	(5,260)	—	(1,034)
Treasury stock retirement	6,034	—	—

Balance, end of period	$(260)	(1,034)	(1,034)

Accumulated other comprehensive income (loss):
Balance, beginning of the period	$—	—	(141)
Reclassification adjustment for unrealized gains (losses) on investments	—	—	141

Balance, end of period	$—	—	—

Non-controlling interest:
Balance, beginning of the period	$12,059	—	—
Deconsolidation of Aceras BioMedical	(12,059)	—	—
Net income to non-controlling interest	—	18,695	—
Distribution to non-controlling interest	—	(6,636)	—

Balance, end of period	$—	12,059	—

Total stockholders’ equity	$52,261	75,441	30,535

Comprehensive income (loss):
Net income (loss)	$(5,557)	27,298	(37,437)
Other comprehensive income (loss)	—	—	141

Total comprehensive income (loss)	$(5,557)	27,298	(37,296)

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008
Dollars in Thousands

	Year Ended December 31,

	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$(5,557)	45,993	(37,437)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,613	2,282	2,384
Restricted cash	1,495	428	(3,371)
Stock based compensation	(73)	5,799	5,604
Realized gain on available for sale investments	—	—	141
Impairment of goodwill and other intangible assets	933	1,327	21,719
Deferred taxes, net	(2,459)	(4,342)	2,258
Changes in operating assets and liabilities:
Financial instruments owned, at fair value	6,817	(54,184)	(711)
Private placement and other fees receivable	1,200	(2,823)	(1,007)
Receivable from brokers, dealers & clearing agencies	(1,971)	(3,021)	(825)
Prepaid expenses	(1,768)	(342)	249
Other assets	(1,013)	(162)	(2,387)
Financial instruments sold not yet purchased, at fair value	3,614	(1,057)	1,213
Accrued compensation payable	9,189	5,216	(1,258)
Accounts payable and accrued expenses	(1,501)	8	2,440
Income taxes payable	—	—	(48)
Conferences deposits	—	—	(15)

Net cash provided by (used in) operating activities	10,519	(4,878)	(11,051)

Cash flows from investing activities:
Purchases of property and equipment	(1,555)	(2,506)	(1,183)
Acquisition related payments	(2,257)	(3,665)	(12,585)
Proceeds from the sale of Huxley Pharmaceuticals, Inc. (“Huxley”)	—	13,272	—
Distributions of Huxley sale proceeds to non-controlling interests	—	(6,636)	—
Purchase of intangible assets	—	—	(5,008)
Merchant banking investments	(700)	(1,367)	(4,150)

Net cash used in investing activities	(4,512)	(902)	(22,926)

Cash flows from financing activities:
Purchase of treasury stock	(5,260)	—	(1,034)
Distributions to members	—	—	(1,440)

Net cash used in financing activities	(5,260)	—	(2,474)

Net increase (decrease) in cash and cash equivalents	747	(5,780)	(36,451)
Cash and cash equivalents – beginning of period	12,603	18,383	54,834

Cash and cash equivalents – end of period	13,350	12,603	18,383

Supplemental disclosures of cash flow information:
Income taxes paid	$3,600	—	244
Non-cash investing and financing activities:
Accrued liabilities related to the acquisitions of Miller Mathis and COSCO	—	—	5,153
Additional paid-in-capital related to acquisition of COSCO	—	—	2,491
Issuance of restricted stock to employees	—	—	2
Change in fair value of financial instruments owned due to the deconsolidation of Aceras BioMedical	13,145	—	—
Other changes in assets and liabilities due to the deconsolidation of Aceras BioMedical	(1,086)

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

Aceras BioMedical LLC

          On May 12, 2008, the Company formed Aceras BioMedical LLC (“Aceras BioMedical”), a joint venture through which the Company, in partnership with Aceras Partners, LLC (“Aceras Partners”), will make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed a new wholly-owned subsidiary, Rodman Principal Investments, LLC (“RPI”), which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of the Company’s principal-related businesses. RPI has made an initial investment commitment to Aceras BioMedical of up to $30.0 million over five years to fund operations and the joint venture’s principal investments in life science companies. At December 31, 2010, RPI’s remaining commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $12.1 million. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made by Aceras.

          The Company determined that Aceras BioMedical meets the definition of a variable interest entity (“VIE”) as of December 31, 2010 because the total equity investment at risk is not sufficient to permit Aceras BioMedical to finance its activities without additional subordinated financial support from the Company. The primary beneficiary of Aceras BioMedical is Aceras Partners because they have the power to direct the activities that most significantly impact the entity’s economic performance and they have the right to receive benefits from the entity that could potentially be significant to the entity. Since the Company is not the primary beneficiary of Aceras BioMedical it therefore does not consolidate Aceras BioMedical.

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

          In October 2009, the Company announced that BioMarin Pharmaceutical Inc. (Nasdaq: BMRN) acquired Huxley Pharmaceuticals, Inc., an Aceras privately held portfolio company. Under the terms of the transaction, BioMarin made payments of $16 million to Huxley shareholders in 2009. An additional $6.5 million based on the final approval of the purchased compound from the European Commission was paid in 2010. Furthermore, Huxley stockholders, which include the Company, may receive up to approximately $36 million in milestone payments if certain U.S. sales and development milestones are met in the future.

Rodman & Renshaw, LLC

          R&R is a full-service investment banking firm specializing in investment banking services to corporations and businesses and the trading and sale of primarily equity securities. R&R assists emerging growth companies through capital raising, strategic advice, research, and the development of institutional support. R&R is an introducing broker and clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, R&R is exempt from rule 15c3-3 of the Exchange Act.

Non-Controlling Interests

          The Company presents its non-controlling (minority) interests as equity (as opposed to as a liability or mezzanine equity), and presents its income allocated to both non-controlling interests and common stockholders. The portion of the consolidated interests in Aceras BioMedical, which are held directly by current and former employees of Aceras, were represented as non-controlling interests until the deconsolidation of Aceras BioMedical in 2010.

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

Value of Underwriter and Placement Agent Warrants

          As a part of the Company’s compensation for its activities as underwriter or placement agent, it may receive warrants exercisable to purchase securities similar to those that are offered and sold in the financing transaction. The Company values such warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”). The model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and expected price volatility. When the Company initially receives a warrant in connection with, or prior to an initial public offering, its calculated volatility factor is based on the volatility of an index of comparable companies, since there is no price history for new publicly traded or private companies. As each warrant approaches its expiration date, its volatility factor is derived primarily from the implied volatility of traded options or warrants, when available, or the historical prices of its underlying common stock. Management cannot assure that it ultimately will be able to liquidate any of the warrants received in a way that will realize the value attributed to the warrants in the financial statements through the application of Black-Scholes.

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

Value of Merchant Banking Assets

          The value of the Company’s investment in Aceras BioMedical’s assets was determined based on a valuation as of December 31, 2010, taking into consideration cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

          The Company generally invests its excess cash in money market funds. Restricted cash is due to an escrow account pursuant to the Company’s office lease agreement, a regulatory deposit in Hong Kong, and the Huxley Purchase Agreement.

Revenue Recognition

          Investment Banking. Underwriting and placement agent revenues and fees from mergers and acquisitions and other financial advisory assignments are recognized in the Consolidated Statements of Operations when the services related to the underlying transaction are completed under the terms of the engagement. Expenses associated with such transactions are estimated and recorded when the related revenue is recognized or the engagement is otherwise concluded. Underwriting and placement agent revenues are presented net of related expenses.

          When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments. Revenue from the receipt of warrants is recognized on the date the warrants are received based on the estimated fair value of the securities received as estimated using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the years ended December 31, 2010, 2009, and 2008 (in thousands of dollars):

	Year Ended December 31,

	2010	2009	2008

Private placements	$44,665	48,150	28,586
Warrants	12,679	24,184	13,684
Strategic advisory	12,957	6,965	8,984
Underwritings	16,944	11,134	1,219

Total investment banking revenue	$87,245	90,433	52,473

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

          Accounting Standards Codification (ASC) 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of ASC 740-10.

          The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provision. As a result of having no material unrecognized tax benefits on uncertain tax positions, the Company has no material amounts for associated interest and penalties recorded on the Consolidated Statements of Financial Condition or the Consolidated Statements of Operations.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Reserves related to legal proceedings are established and maintained. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of December 31, 2010 and 2009, there were no legal reserves accrued in the Consolidated Statements of Financial Condition.

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

Concentrations of Credit Risk

          R&R is engaged in trading and provides a broad range of securities brokerage and investment services to institutional clients as well as private placement services to business entities. Counterparties to the R&R’s business activities include issuers, hedge funds, broker-dealers and clearing organizations, banks and other financial institutions.

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

Forgivable Loans

          During the year ended December 31, 2008, the Company issued $3.3 million of forgivable loans as a retention vehicle to certain new and existing employees. The Company issued an additional $0.8 million and $2.1 million in forgivable loans in 2010 and 2009, respectively. These loans are subject to a substantive service requirement by the employees and are amortized over the service period on a straight-line basis. As of December 31, 2010 and 2009, the net balance of the loans was $0.9 million and $2.7 million, respectively, which is included in other assets on the Consolidated Statements of Financial Condition. The Company recorded $2.6 million, $1.9 million, and $0.8 million of compensation expense related to the amortization of these loans during the years ended December 31, 2010, 2009, and 2008, respectively.

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

          Stock based compensation for performance-based stock awards is recognized on a graded vesting basis over the requisite service period, net of estimated forfeitures, if it is probable that the performance condition will be achieved.

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

NOTE 3 -Recent Accounting Pronouncements

          Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810. The Company adopted further accounting changes described in ASC 810, Consolidation Topic, as of January 1, 2010, which required that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminated the quantitative approach previously applied to assessing the consolidation of a variable interest entity and required ongoing reassessments for consolidation. Starting on January 1, 2010, the Company deconsolidated its investment in Aceras BioMedical because its joint venture partner, Aceras Partners, not the Company, most significantly impacts Aceras BioMedical’s economic performance.

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

NOTE 4 -Financial Instruments, at Fair Value

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of December 31, 2010 by level within the fair value hierarchy (in thousands of dollars):

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Corporate equity securities	$5,700	$—	$1,797	$7,497
Merchant banking investments	—	—	10,557	10,557
Warrants	—	—	15,570	15,570
Notes	—	—	2,197	2,197
Investments in shell companies	—	—	1,654	1,654
Other investments	—	—	505	505

Total financial instruments owned	$5,700	$—	$32,280	$37,980

Liabilities:
Financial instruments sold, not yet purchased	$3,918	$—	$—	$3,918

Total financial instruments sold, not yet purchased	$3,918	$—	$—	$3,918

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of December 31, 2009 by level within the fair value hierarchy (in thousands of dollars):

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Corporate equity securities	$5,180	$—	$1,313	$6,493
Merchant banking investments	—	—	22,251	22,251
Warrants	—	—	22,945	22,945
Notes	—	—	1,920	1,920
Investments in shell companies	—	—	1,654	1,654
Other investments	—	—	893	893

Total financial instruments owned	$5,180	$—	$50,976	$56,156

Liabilities:
Financial instruments sold, not yet purchased	$304	$—	$—	$304

Total financial instruments sold, not yet purchased	$304	$—	$—	$304

          Financial instruments are assessed on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no material transfers between Level 1, Level 2 and Level 3 classified instruments during 2010 and 2009.

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

          Non-exchange Traded Equity Securities: Non-exchange traded equity securities are categorized as Level 3 financial instruments and measured using valuation techniques involving quoted prices of, or market data for, comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

Merchant Banking Investments.

          The value of the Company’s investment in Aceras BioMedical’s assets is categorized as Level 3 financial instruments and was determined based on a valuation performed as of December 31, 2010, taking into consideration cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrants.

          As a part of the Company’s compensation for its activities as underwriter or placement agent, it may receive warrants exercisable to purchase securities similar to those that are offered and sold in the financing transaction. The Company values such warrants using Black-Scholes. The model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and expected price volatility. These warrants are categorized as Level 3 financial instruments.

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

The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the year ended December 31, 2010 (in thousands of dollars):

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, December 31, 2009	$1,313	22,251	22,945	1,920	1,654	893	50,976
Purchases / issuances	510	700	14,673	1,051	—	—	16,934
Sales / settlements	—	—	(8,726)	(550)	—	—	(9,276)
Deconsolidation of Aceras BioMedical	—	(13,145)	—	—	—	—	(13,145)
Realized and unrealized gains/(losses) (1)	(26)	751	(13,322)	(224)	—	(388)	(13,209)

Balance, December 31, 2010	$1,797	10,557	15,570	2,197	1,654	505	32,280

Change in unrealized gains/(losses) relating to instruments still held at December 31, 2010	$(26)	751	(12,490)	(225)	—	(388)	(12,378)

(1) Reported in principal transactions in the Consolidated Statements of Operations, except for merchant banking investments.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the year ended December 31, 2009 (in thousands of dollars):

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, December 31, 2008	$627	—	5,622	1,917	1,824	762	10,752
Purchases / issuances	618	697	25,266	48	—	—	26,629
Sales / settlements	—	(6,636)	(5,610)	—	—	—	(12,246)
Realized and unrealized gains/(losses) (1)	68	28,190	(2,333)	(45)	(170)	131	25,841

Balance, December 31, 2009	$1,313	22,251	22,945	1,920	1,654	893	50,976

Change in unrealized gains/(losses) relating to instruments still held at December 31, 2009	$68	21,554	(3,353)	(45)	(170)	131	18,185

(1) Reported in principal transactions in the Consolidated Statements of Operations., ecept for merchant banking investments.

NOTE 5 -Goodwill and Other Intangible Assets

Miller Mathis & Co., LLC Acquisition

          On March 24, 2008, the Company acquired Miller Mathis & Co., LLC (“Miller Mathis”), an independent mergers and acquisition advisor to the global steel industry. At December 31, 2010, other intangible assets related to this acquisition amounted to approximately $0.2 million.

COSCO Capital Management, LLC Acquisition

          On June 2, 2008, the Company consummated the acquisition of all the operating assets of COSCO Capital Management LLC, COSCO Capital Texas LP and Private Energy Securities, Inc. (collectively, “COSCO”), related companies that provide investment banking services to the oil and gas sectors, principally in the United States and Canada. At December 31, 2010, goodwill and other intangible assets related to this acquisition amounted to approximately $0.4 million.

Goodwill and Intangible Assets

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

          In the second quarter of 2010, the Company wrote-off $0.9 million related to a customer list acquired in 2008. The impairment charge was triggered by the troubled European markets outlook and the lack of prospective future revenue generation from European clients.

          Goodwill is tested annually for impairment as of September 30. Based on the September 30, 2010 and 2009 impairment tests, goodwill was not considered to be impaired and the fair value of the reporting units were determined to be substantially in excess of the carrying value of goodwill.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The following table represents a summary of the changes to goodwill and other intangible assets from December 31, 2008 through December 31, 2010 (in thousands of dollars):

	Goodwill	Customer Relationships	Trademark	Total

Balance, December 31, 2008	$—	2,686	220	2,906
Additions	1,540	—	—	1,540
Impairment	(1,327)	—	—	(1,327)
Amortization	—	(1,136)	(22)	(1,158)

Balance, December 31, 2009	$213	1,550	198	1,961

Additions	121	—	—	121
Impairment	—	(933)	—	(933)
Amortization	—	(525)	(23)	(548)

Balance, December 31, 2010	$334	92	175	601

NOTE 6 - Property and Equipment, Net

          Property and equipment, net is comprised of the following as of December 31, 2010 and 2009 (in thousands of dollars):

	December 31, 2010	December 31, 2009

Computer and office equipment	$2,809	$2,203
Furniture and fixtures	1,731	1,460
Leasehold improvements	3,098	2,420

	7,638	6,083
Less: accumulated depreciation and amortization	4,375	3,310

Property and Equipment, Net	$3,263	$2,773

          Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $1.1 million, $1.1 million, and $707,000, respectively.

NOTE 7 - Related Party Transactions

          One of the Company’s directors, who joined the board of directors on October 16, 2007, has also served as the chairman of the board of Cyalume Technologies, Inc. (“Cyalume”) since May 31, 2006. During 2008, the Company recorded revenue in the amount of $2.3 million in connection with services rendered to Cyalume. As of December 31, 2010, a promissory note in the amount of $2.1 million was outstanding.

NOTE 8 - Warrants

          The Company, issued common stock purchase warrants to the investors in its March 2007 $20,000,000 private placement financing. The warrants, as adjusted, covered the purchase of up to 1,494,886 shares at an exercise price of $6.35 and were exercisable through and including March 1, 2010. On March 1, 2010 all 1,494,886 warrants expired unexercised.

NOTE 9 - Commitments and Contingencies

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

          The Company’s future minimum lease payments for all operating leases are as follows as of December 31, 2010 (in thousands of dollars):

Office Leases

2011	$3,228
2012	3,181
2013	2,585
2014	56

          Occupancy and rental expense amounted to $3.1 million, $3.1 million, and $2.9 million in 2010, 2009, and 2008, respectively.

     Letter of Credit

          In connection with the lease for the 20th floor at 1251 Avenue of the Americas, New York, NY the Company issued a letter of credit in favor of the landlord in the sum of $755,625, as a security deposit. The letter of credit expires in March 2012 but is subject to automatic extension.

     Equity Commitment

          The Company, through RPI, has made an investment commitment to Aceras Partners to fund operations and the joint venture’s principal investments in life science companies. At December 31, 2010, and 2009, $12.1 million and $15.4 million of this commitment remained unfunded, respectively.

NOTE 10 - Net Capital Requirements

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

          At December 31, 2010, R&R had net capital of $10.3 million, which was $9.5 million in excess of its required net capital of $0.9 million.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - Income Taxes

          For the years ended December 31, 2010 and 2009, the current and deferred amount of income tax expense (benefit) in the statement of operations are comprised of the following (in thousands of dollars):

	Year Ended December 31,

	2010	2009

Current:
Federal	$(153)	297
States & City	125	132

Total current tax expense (benefit)	(28)	429

Deferred:
Federal	(1,902)	(3,399)
States & City	(557)	(943)

Total deferred tax expense (benefit)	(2,459)	(4,342)

Total income tax expense (benefit)	$(2,487)	(3,913)

          A reconciliation of total income taxes and the amount computed by applying the applicable federal income tax rate to earnings before income taxes follows (in thousands of dollars):

	Year Ended December 31,

	2010	2009

Computed “expected” tax at 34% statutory rate	$(2,735)	14,307
Increase in taxes resulting from:
Non-deductible expenses and non-taxable income, net	189	84
State and local income taxes, net of federal benefit	(324)	1,458
Income taxes attributable to non-controlling interest	2	(6,361)
Share-based compensation	309	1,184
Other items	24	754
Net operating loss related to dissolved entity	200	—
Change in valuation allowance	(152)	(15,339)

Total	$(2,487)	(3,913)

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands of dollars):

	December 31, 2010	December 31, 2009

Deferred tax assets:
Stock based compensation	$2,743	3,462
Intangible assets	8,731	8,881
Depreciation	180	393
Unrealized gain on investments	287	199
Accrued expenses	833	961
Allocation for bad debt	73	141
Foreign net operating loss carryforwards	48	200
Other carryovers	212	133

	13,107	14,370
Valuation allowance	(48)	(200)

	13,059	14,170

Deferred tax liabilities:
Warrant income	(2,406)	(5,457)
Gain on sale of investments	(3,852)	(4,371)

	(6,258)	(9,828)

Net deferred tax asset	$6,801	4,342

          In determining the possible future realization of deferred tax assets, the future taxable income from the following sources is taken into account; (a) the reversal of taxable temporary differences; (b) future operations exclusive of reversing temporary differences; and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

          The valuation allowance recorded in 2009 and 2010 relates to foreign net operating loss carry-forward deferred tax assets for which management has determined that it is not “more likely than not” that such deferred tax assets will be realized in the future. Aside from the valuation allowance recorded against its’ foreign net operating loss carry-forward deferred tax asset, management has determined that it is “more likely than not” that the remainder of its’ deferred tax assets are realizable in the future.

          The Company’s continuing practice is to recognize estimated interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2010, the Company had no material accruals for interest, penalties, or unrecognized tax benefits on uncertain tax positions.

          The Company files income tax returns in the U.S. federal jurisdiction, various states, local and foreign jurisdictions. The Company is not currently under examination by the United States Internal Revenue Service or any other state, local, or foreign taxing jurisdictions.

          The Company’s income tax returns filed for tax years 2007, 2008 and 2009 are subject to examination by the U.S. federal, state, and foreign taxing jurisdictions. In addition, the Company does not anticipate any change in the amount of unrecognized tax benefits within the next twelve months.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – Stock Based Compensation

Stock-Based Compensation

          The Company has an Incentive Compensation Plan (“Incentive Plan”) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units, dividend equivalents or other share-based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards.

          The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture. The Incentive Plan also allows for grants of restricted stock units (RSUs). RSUs give a participant the right to receive fully vested shares at the end of a specified deferral period. One advantage of RSUs, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting rights associated with the stock ownership.

          The Company has historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.

          The Company recorded ($0.1 million), $5.8 million, and $5.6 million of stock-based compensation expense for the years ended December 31, 2010, 2009, and 2008, respectively. The 2010 total compensation cost of a $0.1 million reversal was due to several large forfeitures offsetting stock-based compensation expense during the year.

The unamortized deferred stock-based compensation balance as of December 31, 2010 amounts to $6.2 million and will be fully amortized through 2016.

          A summary of stock options outstanding as of December 31, 2010 is as follows (shares in thousands):

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2008	5,077	$4.04	$1.09
Canceled	(970)	3.91	1.62

Outstanding at December 31, 2009	4,107	$4.07	$0.96
No activity	—	—	—

Outstanding at December 31, 2010	4,107	$4.07	$0.96	1.5 years	$0.0 million

Exercisable at December 31, 2010	4,107	$4.07	$0.96	1.5 years	$0.0 million

          There were no stock option grants in 2010, 2009, and 2008.

          The total intrinsic value of stock options exercised during 2008 was $95,892. No cash was received from the exercise of stock options by employees during 2010, 2009, and 2008.

          Total compensation cost associated with stock options was $0.1 million, $1.4 million, and $2.2 million in 2010, 2009, and 2008, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The following tables detail the activity of restricted stock (shares in thousands):

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2008	432	$2.31
Forfeited	(95)	2.28
Vested	(144)	2.31

Balance at December 31, 2009	193	$2.33
Forfeited	(8)	2.28
Vested	(97)	2.33

Balance at December 31, 2010	88	$2.33

          Total compensation cost associated with restricted stock was $0.2 million, $0.2 million, and $2.2 million in 2010, 2009, and 2008, respectively.

          The following tables detail the activity of restricted stock units (shares in thousands):

RSUs

	Shares		Weighted Average Grant Date Fair Value

	Future Service Required	No Future Service Required (1)	Future Service Required	No Future Service Required

Balance at December 31, 2008	7,245	—	$0.79	$—
Granted	2,132	—	0.81	—
Forfeited	(3,321)	—	0.73	—
Vested	(3,389)	3,389	1.93	1.93
Distribution of underlying shares	—	(883)	—	4.52

Balance at December 31, 2009	2,667	2,506	$1.00	$1.02
Granted	5,337	—	1.32	—
Forfeited	(1,169)	(1,916)	1.04	0.97
Vested	(1,272)	1,272	1.07	1.07
Distribution of underlying shares	—	(155)	—	0.95

Balance at December 31, 2010	5,563	1,707	$1.28	$1.13

(1) Represents fully vested RSUs which are still subject to transferability restrictions.

          The RSUs generally have vesting provisions for up to 5 years, with sale restrictions for additional years after vesting. The fair value of the RSUs was determined based on a protective put method model using a discount due to lack of marketability.

          Total compensation cost associated with RSUs was ($0.4 million), $4.2 million and $1.2 million in 2010, 2009, and 2008, respectively. The 2010 total compensation cost of ($0.4 million) was due to several large forfeitures offsetting stock-based compensation expense during the year.

          As of December 31, 2010, there was $6.2 million of total unrecognized compensation cost related to non vested restricted shares and RSUs awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 4.3 years.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – Weighted Average Shares Outstanding

          The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the years ended December 31, 2010, 2009, and 2008 (weighted average shares in thousands):

	Year Ended December 31,

	2010	2009	2008

Shares outstanding, basic	36,079	35,588	33,375

Stock options (1)	—	39	—
Non-vested restricted stock and RSUs (1)	—	1,772	—

Shares outstanding, diluted	36,079	37,399	33,375

          Due to the fact the Company had a net loss for the years ended December 31, 2010 and December 31, 2008, the outstanding shares for calculation of basic EPS and diluted EPS for that period are the same.

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

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, the Company formed Aceras BioMedical, a joint venture through which it, in partnership with Aceras Partners, LLC, makes principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed a new wholly-owned subsidiary, RPI, which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of its principal-related businesses. At December 31, 2010, RPI’s outstanding investment commitment to Aceras BioMedical over five years to fund operations and the joint venture’s principal investments in life science companies was $12.1 million. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in Millions	Capital Markets	Merchant Banking	Non-Controlling Interest	Total

2010
Net revenues	$82.0	1.6	—	83.6
Expenses	$88.4	3.2	—	91.6
Operating income	$(6.4)	(1.6)	—	(8.0)
Segment assets	$70.5	10.6	—	81.1

2009
Net revenues	$96.2	17.3	18.7	132.2
Expenses	$80.1	10.0	—	90.1
Operating income	$16.1	7.3	18.7	42.1
Segment assets	$72.7	10.1	12.1	94.9

2008
Net revenues	$49.2	—	—	49.2
Expenses	$83.1	1.0	—	84.1
Operating income	$(33.9)	—	—	(34.9)
Segment assets	$47.7	—	—	47.7

NOTE 15 – Selected Quarterly Financial Data (Unaudited)

          The following is a summary of unaudited quarterly statements of operations for the years ended December 31, 2010 and 20098 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth

2010
Revenues	$27,727	16,389	17,362	22,137
Operating income (loss)	$4,327	(7,959)	(6,027)	1,615
Net income (loss)	$2,094	(4,571)	(4,273)	1,193

Earnings (loss) per share:
Basic	$0.06	(0.12)	(0.12)	0.03

Diluted	$0.06	(0.12)	(0.12)	0.03

Weighted average number of shares outstanding:
Basic	36,149	36,763	36,113	35,314

Diluted	37,818	36,763	36,113	37,466

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	First	Second	Third	Fourth

2009
Revenues	$5,839	33,395	65,550	27,440
Operating income (loss)	$(12,297)	15,951	30,582	7,844
Net income (loss)	$(12,283)	15,928	15,540	8,113

Earnings (loss) per share:
Basic	$(0.35)	0.45	0.44	0.22

Diluted	$(0.35)	0.42	0.40	0.21

Weighted average number of shares outstanding:
Basic	34,795	35,669	35,645	36,227

Diluted	34,795	37,883	38,522	39,218

NOTE 16 – Subsequent Event

          On January 5, 2011, the Company entered into a definitive merger agreement in connection with its proposed acquisition of Hudson Holding Corporation (“Hudson”). The terms of the merger agreement provides for each Hudson share to be exchanged for 0.0338 shares of the Company’s common stock. The transaction is valued at approximately $7 million, based upon a $2.69 valuation per share of the Company’s common stock. The exchange ratio and aggregate merger consideration are subject to adjustment, up or down, based upon the net liquid assets of Hudson at the effective time of the merger. The transaction, which is expected to close in the second quarter of 2011, is subject to Hudson stockholder approval, regulatory approvals and other customary closing conditions.