Form 10-Q
period 2011-03-31
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2011-05-13
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or
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

          As of May 2, 2011, there were 35,402,699 shares of the registrant’s common stock outstanding.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition as of March 31, 2011 (Unaudited) and December 31, 2010
Dollars in Thousands, Except Per Share Amounts

	March 31, 2011	December 31, 2010

Assets
Cash and cash equivalents:
Unrestricted	$15,845	$13,350
Restricted	1,449	1,448

Total cash and cash equivalents	17,294	14,798
Financial instruments owned, at fair value:
Corporate equity securities	4,889	7,497
Merchant banking investments	10,866	10,557
Warrants	11,613	15,570
Notes	2,531	2,197
Investments in shell companies	1,654	1,654
Other investments	418	505

Total financial instruments owned, at fair value	31,971	37,980
Private placement and other fees receivable	3,827	3,598
Receivable from brokers, dealers & clearing agencies	544	7,706
Prepaid expenses	2,462	2,549
Property and equipment, net	3,160	3,263
Deferred tax asset	8,388	6,801
Other assets	1,062	3,807
Goodwill and other intangible assets, net	515	601

Total Assets	$69,223	$81,103

Liabilities and Stockholders’ Equity
Accrued compensation payable	$11,131	$19,287
Accounts payable and accrued expenses	5,314	4,947
Acquisitions related payables	564	690
Financial instruments sold, not yet purchased, at fair value	5	3,918

Total Liabilities	17,014	28,842

Commitments and contingencies (See Note 5)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized; 33,117,498 and 33,484,098 issued as of March 31, 2011 and December 31, 2010, respectively	33	33
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	—	—
Additional paid-in capital	69,655	69,654
Treasury stock, 60,000 shares in 2011, 97,500 shares in 2010	(127)	(260)
Accumulated deficit	(17,352)	(17,166)

Total common stockholders’ equity	52,209	52,261

Non-controlling interest	—	—

Total Stockholders’ Equity	52,209	52,261

Total Liabilities and Stockholders’ Equity	$69,223	$81,103

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations for the
Three Month Periods Ended March 31, 2011 and 2010 (Unaudited)
Amounts in Thousands, Except Per Share Amounts

	Three Months Ended March 31,

	2011	2010

Revenues:
Investment banking	$27,471	$29,268
Merchant banking	566	177
Commissions	1,162	1,014
Conference fees	446	—
Principal transactions	(2,315)	(2,810)
Interest and other income	15	78

Total revenues	27,345	27,727

Operating expenses:
Compensation and benefits	17,863	13,496
Conference expense	2,907	3,117
Professional and consulting	1,574	1,561
Occupancy and equipment rentals	773	768
Advertising and marketing	307	652
Communication and market research	914	761
Depreciation and amortization	397	520
Business development	1,299	995
Office supplies	161	208
Bad debt expense	37	485
Hudson acquisition related expense	418	—
Other	984	837

Total operating expenses	27,634	23,400

Operating income (loss)	(289)	4,327
Income tax expense (benefit)	(103)	2,233

Net income (loss)	$(186)	2,094

Net income (loss) per common share:
Basic	$(0.01)	0.06

Diluted	$(0.01)	0.06

Weighted average common shares outstanding:
Basic	35,208	36,149

Diluted	35,208	37,818

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss for the
Three Month Period Ended March 31, 2011 (Unaudited) and the Year Ended December 31, 2010
Dollars in Thousands

	Three Months Ended March 31, 2011	Year Ended December 31, 2010

Common stock:
Balance, beginning of the period	$33	36
Treasury stock retirement	—	(3)

Balance, end of the period	$33	33

Additional paid-in-capital:
Balance, beginning of the period	$69,654	75,989
Stock based compensation	851	(73)
Treasury stock retirement	(769)	(6,031)
Other	(81)	(231)

Balance, end of the period	$69,655	69,654

Accumulated deficit:
Balance, beginning of the period	$(17,166)	(11,609)
Net loss	(186)	(5,557)

Balance, end of the period	$(17,352)	(17,166)

Treasury stock, at cost:
Balance, beginning of the period	$(260)	(1,034)
Treasury stock purchases	(636)	(5,260)
Treasury stock retirement	769	6,034

Balance, end of the period	$(127)	(260)

Non-controlling interest:
Balance, beginning of the period	$—	12,059
Deconsolidation of Aceras BioMedical	—	(12,059)

Balance, end of the period	$—	—

Total stockholders’ equity	$52,209	52,261

Comprehensive loss:
Net loss	$(186)	(5,557)

Total comprehensive loss	$(186)	(5,557)

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the
Three month periods ended March 31, 2011 and 2010 (Unaudited)
Dollars in Thousands

	Three Months Ended March 31,

	2011	2010

Cash flows from operating activities:
Net income (loss)	$(186)	2,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	397	520
Restricted cash	(1)	1,898
Stock based compensation	851	(1,077)
Changes in operating assets and liabilities:
Financial instruments owned, at fair value	6,009	(2,425)
Private placement and other fees receivable	(229)	886
Receivable from brokers, dealers & clearing agencies	7,162	746
Prepaid expenses	87	(318)
Deferred tax asset and other assets	1,158	(67)
Financial instruments sold not yet purchased, at fair value	(3,913)	2,262
Accrued compensation payable	(8,156)	3,259
Accounts payable and accrued expenses	286	3,490

Net cash provided by operating activities	3,465	11,268

Cash flows from investing activities:
Purchases of property and equipment	(208)	(366)
Acquisitions related earn-out payments	(126)	(410)

Net cash used in investing activities	(334)	(776)

Cash provided by (used in) financing activities:
Purchase of treasury stock	(636)	—

Net cash used in financing activities	(636)	—

Net increase in cash and cash equivalents	2,495	10,492
Cash and cash equivalents – beginning of period	13,350	12,603

Cash and cash equivalents – end of period	$15,845	23,095

Supplemental disclosures of cash flow information:
Income taxes paid	$204	493

Interest paid	$205	—

Change in fair value of financial instruments owned due to the deconsolidation of Aceras BioMedical	$—	12,059

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

          On April 8, 2011, the Company completed its acquisition of Hudson Holding Corporation (“Hudson”). The transaction was valued at approximately $5.3 million, based upon the $2.06 per share closing price of the Company’s common stock on that date.

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011and December 31, 2010, the results of operations for the three months ended March 31, 2011 and 2010, the changes in stockholders’ equity and comprehensive loss for the three months ended March 31, 2011 and the year ended December 31, 2010 and cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2011.

          Certain information and footnote disclosures normally included in financial statements that are prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

          These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2010 as filed with the SEC.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Instruments at Fair Value

          Fair value generally is based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered in determining the fair value of financial instruments are discount margins, weighted average spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, such financial instruments are adjusted to the point within the bid-ask range that meets the Company’s best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

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

          Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are warrants, private securities, restricted securities, convertible notes and loans receivable received in conjunction with our investment banking and merchant banking activities and limited partnership interests.

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

Value of Merchant Banking Assets

          The value of the Company’s investment in Aceras BioMedical’s assets was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.

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

          When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments. Revenue from the receipt of warrants is recognized, as of the close of the date on which it is earned, based on the estimated fair value of the securities received using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected price volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the three month periods ended March 31, 2011 and 2010 (in thousands of dollars):

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,

	2011	2010

Private placements	$10,637	16,821
Warrants	4,346	6,119
Strategic advisory	1,793	4,628
Underwriting	10,695	1,700

Total investment banking revenue	$27,471	29,268

          Merchant Banking Revenue. Merchant banking revenue, consisting of unrealized gains on investments by the Company’s Aceras BioMedical joint venture and other principal investments activity, was $0.6 million. The value of Aceras BioMedical’s assets was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account, factors including, general economic and stock market conditions. The unrealized gain recognized in the first three months of 2011 represents the change in the Aceras BioMedical valuation from December 31, 2010 and other principal investments activity.

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

          Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of ASC 740-10.

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

          Reserves related to legal proceedings are established and maintained. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of March 31, 2011, there were no legal reserves accrued in the Consolidated Statements of Financial Condition.

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

Forgivable Loans

          The Company issues forgivable loans as a retention vehicle to certain new and existing employees. These loans are subject to a substantive service requirement by the employees and are amortized over the service period on a straight-line basis. As of March 31, 2011, the net balance of the loans was $0.4 million, which is included in other assets on the Consolidated Statements of Financial Condition. During the first three months of 2011, the Company issued an additional $0.1 million in forgivable loans. The Company recorded $0.5 million and $0.6 million of compensation expense related to the amortization of these loans during the three months ended March 31, 2011 and 2010, respectively.

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

          Deferred stock based compensation costs with respect to shares of restricted stock and restricted stock units and stock options granted are presented as part of additional paid in capital in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - Financial Instruments, at Fair Value

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy (in thousands of dollars):

	March 31, 2011

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Corporate equity securities	$2,178	—	2,711	4,889
Merchant banking investments	—	—	10,866	10,866
Warrants	—	—	11,613	11,613
Notes	—	—	2,531	2,531
Investments in shell companies	—	—	1,654	1,654
Other investments	—	—	418	418

Total financial instruments owned	$2,178	—	29,793	31,971

Liabilities:
Financial instruments sold, not yet purchased	$5	—	—	5

Total financial instruments sold, not yet purchased	$5	—	—	5

	December 31, 2010

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Corporate equity securities	$5,700	—	1,797	7,497
Merchant banking investments	—	—	10,557	10,557
Warrants	—	—	15,570	15,570
Notes	—	—	2,197	2,197
Investments in shell companies	—	—	1,654	1,654
Other investments	—	—	505	505

Total financial instruments owned	$5,700	—	32,280	37,980

Liabilities:
Financial instruments sold, not yet purchased	$3,918	—	—	3,918

Total financial instruments sold, not yet purchased	$3,918	—	—	3,918

          Financial instruments are assessed on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no material transfers between Level 1, Level 2 and Level 3 classified instruments during the three months ended March 31, 2011.

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

Merchant Banking Investments.

          The value of the Company’s investment in Aceras BioMedical’s assets is categorized as Level 3 financial instruments and was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions.

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

Other Investments.

          Other investments consist of equity limited partnerships which are categorized as Level 3 financial instruments. The investments are valued based on net asset values.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the three months ended March 31, 2011 and 2010 (in thousands of dollars):

	Three Months Ended March 31, 2011

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, December 31, 2010	$1,797	10,557	15,570	2,197	1,654	505	32,280
Purchases / issuances	788	—	3,040	—	—	—	3,828
Sales / settlements	—	—	(3,921)	—	—	—	(3,921)
Realized and unrealized gains/(losses) (1)	126	309	(3,076)	334	—	(87)	(2,394)

Balance, March 31, 2011	$2,711	10,866	11,613	2,531	1,654	418	29,793

Change in unrealized gains/(losses) relating to instruments still held at March 31, 2011	$126	309	(3,771)	336	—	(87)	(3,087)

(1) Reported in Principal transactions in the Consolidated Statements of Operations.

	Three Months Ended March 31, 2010

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, December 31, 2009	$1,313	22,251	22,945	1,920	1,654	893	50,976
Purchases / issuances	—	—	4,348	1,032	—	—	5,380
Sales / settlements	—	—	(2,641)	(500)	—	—	(3,141)
Deconsolidation of Aceras BioMedical	—	(6,882)	—	—	—	—	(6,882)
Realized and unrealized gains/(losses) (1)	—	66	(4,165)	261	—	(111)	(3,949)

Balance, March 31, 2010	$1,313	15,435	20,487	2,713	1,654	782	42,384

Change in unrealized gains/(losses) relating to instruments still held at March 31, 2010	$—	66	(4,562)	261	—	(111)	(4,346)

(1) Reported in Principal transactions in the Consolidated Statements of Operations.

NOTE 4 – Goodwill and Other Intangible Assets

          The following table represents a summary of the changes to goodwill and other intangible assets from December 31, 2010 to March 31, 2011 (in thousands of dollars):

	Goodwill	Customer Relationships	Trademark	Total

Balance, December 31, 2010	$334	92	175	601

Amortization	—	(80)	(6)	(86)

Balance, March 31, 2011	$334	12	169	515

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - Commitments and Contingencies

          Lease Commitments

          The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2011 and 2014. The Company lease for the 20th floor at 1251 Avenue of the Americas, New York, NY expires in October 2013. As of March 31, 2011, there were no significant changes in the Company’s lease agreements since December 31, 2010.

          Letter of Credit

          In connection with the lease for the 20th floor at 1251 Avenue of the Americas, New York, NY, the Company issued a letter of credit in favor of the landlord in the sum of $755,625, as a security deposit. The letter of credit expires in February 2012 but is subject to automatic extension.

          Equity Commitment

           The Company, through its wholly owned subsidiary, Rodman Principal Investments, LLC (“RPI”), has made an investment commitment to Aceras Partners to fund operations and the Aceras BioMedical joint venture’s principal investments in life science companies. At March 31, 2011, $11.9 million of this commitment remained unfunded.

NOTE 6 - Net Capital Requirements

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

          At March 31, 2011, R&R had net capital of $14.8 million, which was $13.8 million in excess of its required net capital of $1.0 million.

NOTE 7 - Income Taxes

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

          Management evaluated the realizability of its deferred tax assets as of March 31, 2011 and determined that a valuation allowance was not necessary due to future operations and the reversal of taxable temporary differences.

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

NOTE 8 - Stock-Based Compensation

          The Company recorded stock-based compensation of $0.9 million and ($1.1 million) for the three month periods ended March 31, 2011 and 2010, respectively. The negative stock-based compensation in the 2010 period was due to several large forfeitures offsetting stock-based compensation expense during the period. The unamortized deferred stock-based compensation balance as of March 31, 2011 was $5.5 million and will be fully amortized through 2016.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          There were no stock option grants in the first three months of 2011. A summary of stock options outstanding as of March 31, 2011 is as follows (shares in thousands):

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2010	4,107	$4.07	$0.96
Expired	—	—	—

Outstanding at March 31, 2011	4,107	$4.07	$0.96	1.2 years	$—

Exercisable at March 31, 2011	4,107	$4.07	$0.96	1.2 years	$—

          Total compensation cost associated with stock options was $0 and $51,000 for the three months ended March 31, 2011, and 2010, respectively.

The following table details the activity of restricted stock (shares in thousands):

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2010	88	$2.33
Forfeited	5	2.28
Vested	(93)	2.33

Balance at March 31, 2011	—	$—

          Total compensation cost associated with restricted stock was $37,000 and $55,000 for the three months ended March 31, 2011and 2010, respectively.

          The following tables detail the activity of RSUs (shares in thousands):

Restricted Stock Units	Shares		Weighted Average Grant Date Fair Value

	Future Service Required	No Future Service Required (1)	Future Service Required	No Future Service Required

Balance at December 31, 2010	5,563	1,707	$1.28	$1.13
Granted	100	—	1.52	—
Forfeited	(1)	—	0.24	—
Vested	(791)	791	1.15	1.15

Balance at March 31, 2011	4,871	2,498	$1.31	$1.14

(1)	Represents fully vested RSUs which are still subject to transferability restrictions.

          Total compensation cost associated with RSUs was $0.8 million and ($1.2 million) for the three months ended March 31, 2011 and 2010, respectively. The negative stock-based compensation in the 2010 period was due to several large forfeitures offsetting stock-based compensation expense during the period.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - Weighted Average Shares Outstanding

          The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the three month periods ended March 31, 2011 and 2010 (weighted average shares in thousands):

		Three months ended March 31,

		2011	2010

Shares outstanding	(1)	33,290	35,366
Unearned restricted stock	(2)	(45)	(144)
Earned restricted stock units	(3)	1,963	927

Shares outstanding, basic		35,208	36,149

Stock options	(4)	—	375
Non-vested restricted stocks and RSUs	(4)	—	1,294

Shares outstanding, diluted		35,208	37,818

(1)	Shares outstanding represents shares issued less shares repurchased in treasury stock.
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

NOTE 10 – Segment Reporting

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

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, the Company formed Aceras BioMedical, a joint venture through which it, in partnership with Aceras Partners, LLC, makes principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed Rodman Principal Investments, LLC (“RPI”), which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of its principal-related businesses. At March 31, 2011, $11.9 million of this commitment remained unfunded. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The Company’s net revenues, expenses, and total assets by segment are summarized below (in millions of dollars):

	Capital Markets	Merchant Banking	Total

2011
Three Months Ended March 31
Total revenues	$26.7	0.6	27.3
Expenses	$26.8	0.8	27.6
Operating income	$(0.1)	(0.2)	(0.3)
Segment assets	$58.3	10.9	69.2

2010
Three Months Ended March 31
Total revenues	$27.5	0.2	27.7
Expenses	$22.8	0.6	23.4
Operating income	$4.7	(0.4)	4.3
Segment assets	$76.1	16.5	92.6

NOTE 11 – Subsequent Event

On April 8, 2011, the Company completed its acquisition of Hudson Holding Corporation (“Hudson”). The transaction was valued at approximately $5.3 million, based upon the $2.06 per share closing price of the Company’s common stock on that date.

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

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At March 31, 2011, our outstanding investment commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $11.9 million. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

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

Valuation of Financial Instruments

          Fair value generally is based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered in determining the fair value of financial instruments are discount margins, weighted average spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, such financial instruments are adjusted to the point within the bid-ask range that meets our best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

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

First quarter of 2011 compared to first quarter of 2010

Results of Operations

          The following table sets forth the results of operations for the three months ended March 31, 2011 and 2010 (in thousands of dollars):

	Three Months Ended

	March 31, 2011		March 31, 2010

		% of Net Revenue		% of Net Revenue

Revenues:
Investment banking	$27,471		29,268
Merchant banking	566		177
Commissions	1,162		1,014
Conference fees	446		—
Principal transactions	(2,315)		(2,810)
Interest and other income	15		78

Total revenues	27,345		27,727

Operating expenses:
Compensation and benefits	17,863	65.3%	13,496	48.7%
Conference expense	2,907	10.6%	3,117	11.2%
Professional and consulting	1,574	5.8%	1,561	5.6%
Occupancy and equipment rentals	773	2.8%	768	2.8%
Advertising and marketing	307	1.1%	652	2.4%
Communication and market research	914	3.3%	761	2.7%
Depreciation and amortization	397	1.5%	520	1.9%
Business development	1,299	4.8%	995	3.6%
Office supplies	161	0.6%	208	0.8%
Bad debt expense	37	0.1%	485	1.7%
Hudson acquisition related expense	418	1.5%	—	0%
Other	984	3.6%	837	3.0%

Total operating expenses	27,634	101.1%	23,400	84.4%

Income (loss) before income taxes	(289)	-1.1%	4,327	15.6%
Income tax expense (benefit)	(103)		2,233

Net income (loss)	$(186)		2,094

          Our operating income for the three months ended March 31, 2011 and 2010 included the following non-cash expenses (in thousands of dollars):

	Three Months Ended

	March 31, 2011	March 31, 2010

Stock-based compensation	$851	(1,077)
Amortization of forgivable loans	546	575
Depreciation and amortization	397	520

Total	$1,794	18

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains on investments by our Aceras BioMedical joint venture and other principal investments activity, was $0.6 million. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the three months ended March 31, 2011 was approximately $26.7 million, representing a slight decrease from $27.5 million in the comparable period of 2010.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the three months ended March 31, 2011 and 2010 (in thousands of dollars):

	Three Months Ended

	March 31, 2011	March 31, 2010

Revenue:
Private placement and underwriting	$25,678	27,568
Strategic advisory	1,793	1,700

Total investment banking revenue	$27,471	29,268

          Investment banking revenue was $27.5 million for the three months ended March 31, 2011, which included $4.3 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $29.3 million, which included $6.1 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2010:

▪

Private placement and underwriting revenue for the quarter was $25.7 million, including $4.3 million of fair value related to warrants received, compared to $27.6 million, including $6.1 million of fair value related to warrants received, in the comparable period of 2010. The decrease in investment banking revenue is a result of a decrease in China based capital markets activity.

▪	Strategic advisory fees for the three months ended March 31, 2011 were $1.8 million, compared to $1.7 million for comparable period of 2010.

Sales and Trading

          Commission revenues increased by $0.2 million, or 15%, to $1.2 million for the three months ended March 31, 2011, compared with $1.0 million for the three months ended March 31, 2010.

Principal Transactions

          Principal transactions revenue was a $2.3 million loss for the three months ended March 31, 2011, compared with a $2.8 million loss for the three months ended March 31, 2010.

          The following discussion combines Capital Markets and Merchant Banking expenses.

Expenses

Compensation

     Compensation and benefits expense increased $4.4 million, or 32%, while total net revenues decreased slightly for the three months ended March 31, 2011 as compared to the comparable 2010 period. The ratio of compensation to net revenues was 65% for the three months ended March 31, 2011 as compared to 49% for the comparable period of 2010. Employee compensation and benefits expense for the first quarter of 2011, excluding the $2.3 million principal transactions loss, represented 60% of transaction related revenue (revenue excluding principal transactions), compared to 44% in the first quarter of 2010. Employee compensation and benefits expense for the first quarter of 2010 was impacted by the reversals of stock-based compensation related to several large RSU forfeitures. We target a compensation ratio of 60% of transaction related revenue on a cumulative year to date basis.

Non-Compensation Expenses

     Non-compensation expense was $9.8 million for the three months ended March 31, 2011, comparable to the $9.9 million for the prior year period. The first quarter of 2011 includes Hudson acquisition related costs of $0.4 million.

Income Taxes

     Income taxes was a $0.1 million benefit and a $2.2 million expense and the effective tax rate was 36% and 52% for the three months ended March 31, 2011 and 2010, respectively. The tax rate for the three months ended March 31, 2010 was adversely affected by a prior period adjustment to write-down a deferred tax asset related to stock based compensation. The effective tax rate, without this item, would have been 40%.

Liquidity and Capital Resources

     We have historically satisfied our capital and liquidity requirements through cash generated internally from operations.

     At December 31, 2010, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level I” assets less “Level I” liabilities, and current receivables of $30.7 million. As of March 31, 2011, we had liquid assets of $26.0 million. The decrease in liquid assets primarily relates to 2010 year-end bonus payments of $14.7 million and treasury stock purchases of $0.6 million, partially offset by cash inflows from operations.

     The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, will generally be paid semi-annually.

     As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Exchange Act. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At March 31, 2011, we had excess net capital of $13.8 million. Regulatory net capital requirements may change based on investment and underwriting activities.

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

Cash Flows

     Unrestricted cash and cash equivalents were approximately $15.8 million at March 31, 2011, an increase of approximately $2.5 million from approximately $13.4 million at December 31, 2010.

     Operating activities provided $3.5 million of cash and cash equivalents during the three months ended March 31, 2011.

     The primary components of cash used for the three months ended March 31, 2011 were: (a) $0.6 million in treasury stock purchases; (b) $0.2 million in property, equipment and leasehold purchases; and $0.1 million in acquisition related payments.

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

     At March 31, 2011, $11.6 million, or 36% of $32.0 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $10.9 million, or 34% of financial instruments owned is related to our merchant banking activity. The remaining 30% of the financial instruments owned represents listed equity securities, restricted securities and investments in affiliates at fair value and promissory notes received in conjunction with our investment banking activities.

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

     Based on our analysis, as of March 31, 2011, the effect of a 100+/- basis point change in interest rates on the value of our warrant portfolio and promissory note and the resultant effect on our pre-tax income is considered immaterial.

     The value of Aceras BioMedical’s assets in our merchant banking activity was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments. The primary quantifiable market risk associated with Aceras BioMedical’s assets is sensitivity to changes in interest rates. Based on our analysis as of March 31, 2011 assuming a 100 basis point increase in interest rates, we estimated the reduction of pre-tax income to be immaterial.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     We face significant legal risks in our businesses and in recent years, as we have expanded, including into China, the volume of claims and amount of damages sought in litigation and regulatory proceedings against investment banking firms have been increasing. These risks include potential liability under Federal securities and other laws in connection with securities offerings and other transactions, including public offerings in which we act as underwriter, as well as advice and opinions we may provide concerning strategic transactions. While we are typically indemnified in connection with such claims, indemnification provisions are often difficult to enforce, particularly in circumstances where the indemnifying party’s principal assets are located outside of the United States, as is the case in many of our underwritten offerings. In addition, like most investment banking firms, we could be the subject of claims made by current and former employees arising out of their employment or termination of employment with us. These claims often relate to dissatisfaction with an employee’s bonus or separation payment, or involve allegations that the employee was the subject of some form of discrimination, retaliation or other unlawful employment practice.

     During 2011, we have been named as a party defendant in several litigations brought as class actions relating to underwritten public offering that we participated in involving China based businesses. Each of these actions is in the very preliminary stages and while we believe that we have meritorious defenses, the proceedings are at a far too early stage to effectively evaluate the merits or predict the outcome. There is no assurance that we will not be named in incremental actions brought or that the result of the pending actions or any future actions, or the costs of defense of those actions, will not adversely affect us.

Item 1A. Risk Factors

     Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2010, as amended. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes to the risk factors contained in our annual report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

Jan 1 - Jan 31, 2011	22,500	$2.72	22,500	2,271,867
Feb 1 - Feb 28, 2011	40,000	$2.14	40,000	2,231,867
Mar 1 - Mar 31, 2011	230,000	$2.13	230,000	2,001,867	(2)

Total	292,500	$2.17	292,500

(1) On May 25, 2010 we announced a stock repurchase program covering the purchase of up to an aggregate of $5 million of our common stock in the open market in accordance with rule 10b-18 of the Securities Exchange Act of 1934, as amended. On November 15, 2010 we announced an increase of an additional $5 million to our stock repurchase program.
(2) Based on the closing price per share of our common stock on March 31, 2011 ($2.05 per share).

Item 6. Exhibits

Exhibit No.	Description

2.1

Amended and Restated Agreement and Plan of Merger dated as of January 4, 2011 among Rodman & Renshaw Capital Group, Inc., HHC Acquisition, Inc. and Hudson Holding Corporation (filed on January 31, 2011 as an exhibit to the Registration Statement on Form S-4 (SEC No. 333-171988) and incorporated herein by reference).

10.1**

Employment Agreement, dated April 8, 2011, between Rodman & Renshaw Capital Group, Inc. and Anthony M. Sanfilippo (filed on April 8, 2011 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference).

10.2**

Restricted Stock Unit Agreement, dated April 8, 2011, between Rodman & Renshaw Capital Group, Inc. and Anthony M. Sanfilippo (filed on April 8, 2011 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	This exhibit is a management contract or compensatory plan or agreement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2011
RODMAN & RENSHAW
CAPITAL GROUP, INC.

	By:	/s/ Edward Rubin

Name: Edward Rubin
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David J. Horin

Name: David J. Horin
Title: Chief Financial Officer
(Principal Financial Officer)