Form 10-Q
period 2011-06-30
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2011-08-12
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or
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

          As of August 2, 2011, there were 34,762,699 shares of the registrant’s common stock outstanding.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition as of June 30, 2011 (Unaudited) and December 31, 2010
Dollars in Thousands, Except Per Share Amounts

	June 30, 2011	December 31, 2010

Assets
Cash and cash equivalents:
Unrestricted	$10,700	$13,350
Restricted	2,068	1,448

Total cash and cash equivalents	12,768	14,798
Financial instruments owned, at fair value:
Corporate equity securities	11,579	7,497
Merchant banking investments	9,888	10,557
Warrants	11,429	15,570
Notes	11	2,197
Investments in shell companies	1,484	1,654
Fixed income	1,063	—
Other investments	374	505

Total financial instruments owned, at fair value	35,828	37,980
Private placement and other fees receivable	4,592	3,598
Receivable from brokers, dealers & clearing agencies	4,772	7,706
Prepaid expenses	2,837	2,549
Property and equipment, net	3,244	3,263
Deferred tax asset	11,809	6,801
Other assets	1,490	3,807
Goodwill and other intangible assets, net	594	601

Total Assets	$77,934	$81,103

Liabilities and Stockholders’ Equity
Accrued compensation payable	$11,427	$19,287
Accounts payable and accrued expenses	9,161	4,947
Acquisitions related payables	68	690
Financial instruments sold, not yet purchased, at fair value	7,860	3,918

Total Liabilities	28,516	28,842

Commitments and contingencies (See Note 6)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized; 35,062,699 and 33,484,098 issued as of June 30, 2011 and December 31, 2010, respectively	35	33
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	—	—
Additional paid-in capital	74,725	69,654
Treasury stock, 80,000 shares in 2011, 97,500 shares in 2010	(107)	(260)
Accumulated deficit	(25,235)	(17,166)

Total common stockholders’ equity	49,418	52,261

Non-controlling interest	—	—

Total Stockholders’ Equity	49,418	52,261

Total Liabilities and Stockholders’ Equity	$77,934	$81,103

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations for the
Three Month and Six Month Periods Ended June 30, 2011 and 2010 (Unaudited)
Amounts in Thousands, Except Per Share Amounts

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenues:
Investment banking	$14,707	20,783	42,178	50,051
Merchant banking	(27)	1,063	539	1,240
Brokerage	6,449	994	7,615	2,020
Conference fees	—	879	446	879
Principal transactions	(5,245)	(7,350)	(7,560)	(10,160)
Interest and other income	14	20	25	86

Total revenues	15,898	16,389	43,243	44,116

Operating expenses:
Compensation and benefits	15,231	13,520	33,094	27,016
Conference expense	39	2,899	2,946	6,016
Professional and consulting	2,529	2,140	4,103	3,701
Occupancy and equipment rentals	1,068	786	1,841	1,554
Advertising and marketing	150	424	457	1,077
Communication and market research	1,980	870	2,894	1,631
Execution and clearing	1,140	46	1,218	117
Depreciation and amortization	397	334	794	854
Business development	1,384	1,540	2,683	2,535
Acquisition related expenses	794	—	1,212	—
Impairment of other intangibles	—	933	—	933
Bad debt expense	10	—	48	485
Other	1,725	856	2,791	1,829

Total operating expenses	26,447	24,348	54,081	47,748

Operating loss	(10,549)	(7,959)	(10,838)	(3,632)
Income tax benefit	(2,666)	(3,388)	(2,769)	(1,155)

Net loss	$(7,883)	(4,571)	(8,069)	(2,477)

Net loss per common share:
Basic	$(0.21)	(0.12)	(0.22)	(0.07)

Diluted	$(0.21)	(0.12)	(0.22)	(0.07)

Weighted average common shares outstanding:
Basic	37,637	36,763	36,427	36,456

Diluted	37,637	36,763	36,427	36,456

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss for the
Six Month Period Ended June 30, 2011 (Unaudited) and the Year Ended December 31, 2010
Dollars in Thousands

	Six Months Ended June 30, 2011	Year Ended December 31, 2010

Common stock:
Balance, beginning of the period	$33	36
Acquisition related issuance	3	—
Treasury stock retirement	(1)	(3)

Balance, end of the period	$35	33

Additional paid-in-capital:
Balance, beginning of the period	$69,654	75,989
Stock based compensation	1,724	(73)
Treasury stock retirement	(1,833)	(6,031)
Acquisition related issuance	5,260	—
Other	(80)	(231)

Balance, end of the period	$74,725	69,654

Accumulated deficit:
Balance, beginning of the period	$(17,166)	(11,609)
Net loss	(8,069)	(5,557)

Balance, end of the period	$(25,235)	(17,166)

Treasury stock, at cost:
Balance, beginning of the period	$(260)	(1,034)
Treasury stock purchases	(1,681)	(5,260)
Treasury stock retirement	1,834	6,034

Balance, end of the period	$(107)	(260)

Non-controlling interest:
Balance, beginning of the period	$—	12,059
Deconsolidation of Aceras BioMedical	—	(12,059)

Balance, end of the period	$—	—

Total stockholders’ equity	$49,418	52,261

Comprehensive loss:
Net loss	$(8,069)	(5,557)

Total comprehensive loss	$(8,069)	(5,557)

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the
Six month periods ended June 30, 2011 and 2010 (Unaudited)
Dollars in Thousands

	Six Months Ended June 30,

	2011	2010

Cash flows from operating activities:
Net loss	$(8,069)	(2,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	794	854
Restricted cash	(620)	1,248
Stock based compensation	1,724	(878)
Impairment of goodwill and other intangible assets	—	933
Changes in operating assets and liabilities:
Financial instruments owned, at fair value	2,152	2,931
Private placement and other fees receivable	(994)	3,002
Receivable from brokers, dealers & clearing agencies	2,934	4,041
Prepaid expenses	(288)	(345)
Other assets	(2,691)	(3,820)
Financial instruments sold not yet purchased, at fair value	3,942	451
Accrued compensation payable	(7,860)	4,552
Accounts payable and accrued expenses	9,484	(1,440)

Net cash provided by operating activities	508	9,052

Cash flows used in investing activities:
Purchases of property and equipment	(519)	(802)
Acquisitions related earn-out payments	(622)	(1,160)
Acquisition, net of cash received	(336)	—

Net cash used in investing activities	(1,477)	(1,962)

Cash used in financing activities:
Purchase of treasury stock	(1,681)	(1,106)

Net cash used in financing activities	(1,681)	(1,106)

Net (decrease) increase in cash and cash equivalents	(2,650)	5,984
Cash and cash equivalents – beginning of period	13,350	12,603

Cash and cash equivalents – end of period	$10,700	18,587

Supplemental disclosures of cash flow information:
Income taxes paid	$321	3,592

Interest paid	$253	—

Change in fair value of financial instruments owned due to the deconsolidation of Aceras BioMedical	$—	12,059

Supplemental non-cash information:
Share issuance for acquisition of Hudson Holding Corporation (see Note 3)	$5,263	—

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

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011, the results of operations for the three months and six months ended June 30, 2011 and 2010, the changes in stockholders’ equity and comprehensive loss for the six months ended June 30, 2011 and the year ended December 31, 2010 and cash flows for the six months ended June 30, 2011 and 2010. The results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2011.

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

          The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models may be made when, in management’s judgment, either features of the financial instrument such as its complexity, or the market in which the financial instrument is traded require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.

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

          Level I primarily consists of financial instruments which are measured based on quoted exchange prices in active markets, which are generally obtained from pricing services.

          Level II consists of municipal securities which are measured based on quoted prices obtained from external data providers.

          Level III is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are warrants, private securities, restricted securities, convertible notes and loans receivable received in conjunction with our investment banking and merchant banking activities and limited partnership interests.

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

          In connection with some underwritten transactions, the Company may hold in inventory, for a period of time, securities positions to facilitate the completion of the underwritten transactions. Realized and unrealized net gains and losses on these positions are recorded in investment banking revenues.

          When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments. Revenue from the receipt of warrants is recognized, as of the close of the date on which it is earned, based on the estimated fair value of the securities received using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected price volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the three month and six month periods ended June 30, 2011 and 2010 (in thousands of dollars):

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Private placements	$6,611	11,661	17,248	28,482
Warrants	3,540	2,696	7,886	8,815
Strategic advisory	1,713	1,005	3,505	2,705
Underwriting	2,843	5,421	13,539	10,049

Total investment banking revenue	$14,707	20,783	42,178	50,051

          Merchant Banking Revenue. Merchant banking revenue, consisting of gains and losses on investments by the Company’s Aceras BioMedical joint venture and other principal investments activity, was ($27,000). The value of Aceras BioMedical’s assets was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account, factors including, general economic and stock market conditions.

          Principal Transactions. Financial instruments owned and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in principal transactions on a trade-date basis.

          Brokerage. Brokerage revenues consist of (a) commissions resulting from securities transactions executed as agent or principal and recorded on a trade date basis, net of soft dollar expenses of $1.1 million for the three months and six months ended June 30, 2011, and (b) related net trading gains and losses from market making activities.

           The Company permits institutional customers to allocate a portion of their gross commissions to pay for third party research products and other services (commonly referred to as soft dollar arrangements). The Company accounts for the cost of these arrangements on an accrual basis and since the Company is not the primary obligor, expenses relating to soft dollars arrangements are netted against brokerage revenues.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          Reserves related to legal proceedings are established and maintained. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of June 30, 2011, there were no material legal reserves accrued in the Consolidated Statements of Financial Condition.

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

Forgivable Loans

          The Company issues forgivable loans as a retention vehicle to certain new and existing employees. These loans are subject to a substantive service requirement by the employees and are amortized over the service period on a straight-line basis. As of June 30, 2011, the net balance of the loans was $0.5 million, which is included in other assets on the Consolidated Statements of Financial Condition. During the three months and six months ending June 30, 2011, the Company issued an additional $0.3 million and $0.4 million in forgivable loans, respectively. The Company recorded $0.4 million and $0.7 million of compensation expense related to the amortization of forgivable loans during the three months ended June 30, 2011 and 2010, respectively. The Company recorded $0.9 million and $1.2 million of compensation expense related to the amortization of forgivable loans during the six months ended June 30, 2011 and 2010, respectively.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – Hudson Acquisition

          On April 8, 2011, the Company completed its acquisition of Hudson. The transaction was valued at approximately $5.3 million, based upon the $2.06 per share closing price of the Company’s common stock on that date.

          The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. Goodwill of $0.1 million was recorded as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Capital Markets segment. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Hudson. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Hudson’s business and the reputation and expertise of Hudson in the equity trading business. Preliminarily no intangible assets have been identified. Under ASC 805, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Transaction costs of approximately $0.8 million and $1.2 million were incurred during the three and six months ended June 30, 2011, respectively, and are included in “other operating expenses” on the consolidated statement of operations.

          The following table summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands of dollars):

Assets
Cash and cash equivalents:	$4,927
Financial instruments owned, at fair value:	2,501
Private placement and other fees receivable	597
Receivable from brokers, dealers & clearing agencies	1,337
Property and equipment, net	152
Other assets	2,516

Total assets	12,030

Liabilities
Accrued compensation payable	$1,231
Accounts payable and accrued expenses	4,406
Financial instruments sold, not yet purchased, at fair value	1,227

Total liabilities assumed	6,864

Net assets acquired	$5,166

          Hudson’s results of operations have been included in the consolidated financial statements prospectively from the date of acquisition. Hudson’s businesses were integrated with the Company’s immediately after the merger; therefore, the revenues, expenses, and net income of the integrated businesses are not distinguishable within the Company’s results of operations. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of each period presented. Pro forma results have been prepared by adjusting the Company’s historical results to include Hudson’s results of operations. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor do they indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor do they consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results (in thousands of dollars):

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

	Unaudited	Unaudited
Total revenues	$15,898	52,317
Net loss	(7,883)	(11,447)
Loss per share:
Basic	(0.21)	(0.31)
Diluted	(0.21)	(0.31)

NOTE 4 - Financial Instruments, at Fair Value

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy (in thousands of dollars):

	June 30, 2011

	Level I	Level II	Level III	Total

Assets:
Financial instruments owned:
Corporate equity securities	$10,276	—	1,303	11,579
Merchant banking investments	—	—	9,888	9,888
Warrants	—	—	11,429	11,429
Notes	—	—	11	11
Investments in shell companies	—	—	1,484	1,484
Fixed income	—	1,063	—	1,063
Other investments	—	—	374	374

Total financial instruments owned	$10,276	1,063	24,489	35,828

Liabilities:
Financial instruments sold, not yet purchased	$7,860	—	—	7,860

Total financial instruments sold, not yet purchased	$7,860	—	—	7,860

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2010

	Level I	Level II	Level III	Total

Assets:
Financial instruments owned:
Corporate equity securities	$5,700	—	1,797	7,497
Merchant banking investments	—	—	10,557	10,557
Warrants	—	—	15,570	15,570
Notes	—	—	2,197	2,197
Investments in shell companies	—	—	1,654	1,654
Other investments	—	—	505	505

Total financial instruments owned	$5,700	—	32,280	37,980

Liabilities:
Financial instruments sold, not yet purchased	$3,918	—	—	3,918

Total financial instruments sold, not yet purchased	$3,918	—	—	3,918

          Financial instruments are assessed on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were $2.2 million in transfers between Level I and Level III classified instruments during the six months ended June 30, 2011. The transfers primarily relate to non-publicly traded promissory notes that were converted into publicly traded common stock.

          The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities.

          Exchange Traded Equity Securities: Exchange-traded equity securities are measured based on quoted exchange prices, which are generally obtained from pricing services, and are categorized as Level I in the fair value hierarchy.

          Non-exchange Traded Equity Securities: Non-exchange traded equity securities are categorized as Level III financial instruments and measured using valuation techniques involving quoted prices of, or market data for, comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

Merchant Banking Investments.

          The value of the Company’s investment in Aceras BioMedical’s assets is categorized as Level III financial instruments and was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants.

          As a part of the Company’s compensation for its activities as underwriter or placement agent, it may receive warrants exercisable to purchase securities similar to those that are offered and sold in the financing transaction. The Company values such warrants using Black-Scholes. The model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and price volatility. These warrants are categorized as Level III financial instruments.

Notes.

          Notes categorized within Level III are valued based on estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

Investments in Shell Companies.

          Investments in shell companies are categorized as Level III financial instruments and are valued at cost, which for this type of instrument approximates fair value.

Fixed Income.

          Fixed income consists of municipal securities which are categorized as Level II and measured based on quoted prices obtained from external data providers.

Other Investments.

          Other investments consist of equity limited partnerships which are categorized as Level III financial instruments. The investments are valued based on net asset values.

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level III for the three months and six months ended June 30, 2011 and 2010 (in thousands of dollars):

	Three Months Ended June 30, 2011

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, March 31, 2011	$2,711	10,866	11,613	2,531	1,654	418	29,793
Purchases / issuances	368	9	3,540	—	—	1	3,918
Sales / settlements		(951)	(916)	—	—	—	(1,867)
Transfer to Level I	(314)			(1,932)			(2,246)
Realized and unrealized losses (1)	(1,462)	(36)	(2,808)	(588)	(170)	(45)	(5,109)

Balance, June 30, 2011	$1,303	9,888	11,429	11	1,484	374	24,489

Change in unrealized losses relating to instruments still held at June 30, 2011	$(149)	(36)	(2,808)	(588)	(170)	(45)	(3,796)

(1) Reported in Principal transactions in the Consolidated Statements of Operations.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2010

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, March 31, 2010	$1,313	15,435	20,487	2,713	1,654	782	42,384
Purchases / issuances	—	—	3,615	—	—	—	3,615
Sales / settlements	—	—	(1,787)	—	—	—	(1,787)
Deconsolidation of Aceras BioMedical	—	(5,940)	—	—	—	—	(5,940)
Realized and unrealized gains/(losses) (1)	—	—	(7,365)	58	—	(24)	(7,331)

Balance, June 30, 2010	$1,313	9,495	14,950	2,771	1,654	758	30,941

Change in unrealized gains/(losses) relating to instruments still held at June 30, 2010	$—	—	(7,700)	59	—	(24)	(7,665)

(1) Reported in Principal transactions in the Consolidated Statements of Operations.

	Six Months Ended June 30, 2011

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, December 31, 2010	$1,797	10,557	15,570	2,197	1,654	505	32,280
Purchases / issuances	1,156	9	7,886	—	—	1	9,052
Sales / settlements	—	(951)	(6,142)	—	—	—	(7,093)
Transfer to Level I	(314)			(1,932)			(2,246)
Realized and unrealized gains/(losses) (1)	(1,336)	273	(5,885)	(254)	(170)	(132)	(7,504)

Balance, June 30, 2011	$1,303	9,888	11,429	11	1,484	374	24,489

Change in unrealized gains/(losses) relating to instruments still held at June 30, 2011	$(23)	273	(6,580)	(252)	(170)	(132)	(6,884)

(1) Reported in Principal transactions in the Consolidated Statements of Operations.

	Six Months Ended June 30, 2010

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, December 31, 2009	$1,313	22,251	22,945	1,920	1,654	893	50,976
Purchases / issuances	—	—	7,963	1,031	—	—	8,994
Sales / settlements	—	—	(4,428)	(500)	—	—	(4,928)
Deconsolidation of Aceras BioMedical	—	(12,822)	—	—	—	—	(12,822)
Realized and unrealized gains/(losses) (1)	—	66	(11,530)	320	—	(135)	(11,279)

Balance, June 30, 2010	$1,313	9,495	14,950	2,771	1,654	758	30,941

Change in unrealized gains/(losses) relating to instruments still held at June 30, 2010	$—	66	(11,708)	320	—	(135)	(11,457)

(1) Reported in Principal transactions in the Consolidated Statements of Operations.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – Goodwill and Other Intangible Assets

          The following table represents a summary of the changes to goodwill and other intangible assets from December 31, 2010 to June 30, 2011 (in thousands of dollars):

	Goodwill	Customer Relationships	Trademark	Total

Balance, December 31, 2010	$334	92	175	601

Additions	97	—	—	97
Amortization	—	(92)	(12)	(104)

Balance, June 30, 2011	$431	—	163	594

          The acquisition of Hudson was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired, net of assumed liabilities. Goodwill of $0.1 million was recorded as an asset in the consolidated statement of financial condition, which has been allocated to the Company’s Capital Markets segment. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Hudson. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Hudson’s business and the reputation and expertise of Hudson in the equity trading business. Preliminarily, no intangible assets have been identified.

NOTE 6 - Commitments and Contingencies

          Lease Commitments

          The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2011 and 2014. The Company lease for the 20th floor at 1251 Avenue of the Americas, New York, NY expires in October 2013. As of June 30, 2011, the only significant change in the Company’s lease agreements since December 31, 2010 is the assumption of Hudson’s Jersey City, New Jersey office lease which expires in 2012.

          Letter of Credit

          In connection with the lease for the 20th floor at 1251 Avenue of the Americas, New York, NY, the Company issued a letter of credit in favor of the landlord in the sum of $0.8 million, as a security deposit. The letter of credit expires in February 2012 but is subject to automatic extension. The Company has issued additional letters of credit totaling $0.4 million in favor of other landlords for other office locations.

          Equity Commitment

          The Company, through its wholly owned subsidiary, Rodman Principal Investments, LLC (“RPI”), has made an investment commitment to Aceras Partners to fund operations and the Aceras BioMedical joint venture’s principal investments in life science companies. At June 30, 2011, $11.7 million of this commitment remained unfunded.

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

          At June 30, 2011, R&R had net capital of $7.9 million, which was $6.9 million in excess of its required net capital of $1.0 million.

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

          Management evaluated the realizability of its deferred tax assets as of June 30, 2011 and determined that a valuation allowance was not necessary due to future operations and the reversal of taxable temporary differences.

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

NOTE 9 - Stock-Based Compensation

          The Company recorded stock-based compensation of $0.9 million and $0.2 million for the three month periods ended June 30, 2011 and 2010, respectively and $1.7 million and ($0.9 million) for the six month periods ended June 30, 2011 and 2010, respectively. The negative stock-based compensation in the 2010 periods was due to several large forfeitures offsetting stock-based compensation expense during the period. The unamortized deferred stock-based compensation balance as of June 30, 2011 was $6.6 million and will be fully amortized through 2016.

          There were no stock option grants in the first six months of 2011. A summary of stock options outstanding as of June 30, 2011 is as follows (shares in thousands):

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2010	4,107	$4.07	$0.96
Expired	(1,491)	3.78	0.67

Outstanding at June 30, 2011	2,616	$4.24	$1.12	1.6 years	$—

Exercisable at June 30, 2011	2,616	$4.24	$1.12	1.6 years	$—

           Total compensation cost associated with stock options was $0 and $24,000 for the three months ended June 30, 2011 and 2010, respectively and $0 and $76,000 for the six months ended June 30, 2011, and 2010, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table details the activity of restricted stock (shares in thousands):

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2010	88	$2.33
Adjustment to 2010 forfeitures	5	2.28
Vested	(93)	2.33

Balance at June 30, 2011	—	$—

          Total compensation cost associated restricted stock was $0 and $53,000 for the three months ended June 30, 2011and 2010, respectively and $37,000 and $108,000 for the six months ended June 30, 2011and 2010, respectively.

           The following tables detail the activity of RSUs (shares in thousands):

Restricted Stock Units	Shares		Weighted Average Grant Date Fair Value

	Future Service Required	No Future Service Required (1)	Future Service Required	No Future Service Required

Balance at December 31, 2010	5,563	1,707	$1.28	$1.13
Granted	1,520	—	1.34	—
Forfeited	(1)	—	0.24	—
Vested	(852)	852	1.14	1.14
Distribution of underlying shares	—	—	—	—

Balance at June 30, 2011	6,230	2,559	$1.31	$1.13

(1)	Represents fully vested RSUs which are still subject to transferability restrictions.

          Approximately 1.5 million RSUs were granted, primarily to former Hudson employees, during the six months ended June 30, 2011.

          Total compensation cost associated with RSUs was $0.9 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively and $1.7 million and ($1.1 million) for the six months ended June 30, 2011 and 2010. The negative stock-based compensation in the 2010 periods was due to several large forfeitures offsetting stock-based compensation expense during the period.

NOTE 10 - Weighted Average Shares Outstanding

          In conjunction with the acquisition of Hudson, outstanding warrants to purchase Hudson common stock were converted into 310,817 warrants to purchase the Company’s common stock at an average exercise price of $23.85. As of June 30, 2011, the aggregate intrinsic value of these warrants was zero.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the three month and six month periods ended June 30, 2011 and 2010 (weighted average shares in thousands):

		Three months ended June 30,		Six months ended June 30,

		2011	2010	2011	2010

Shares outstanding	(1)	35,103	35,255	34,202	35,311
Unearned restricted stock	(2)	—	(94)	(23)	(119)
Earned RSUs	(3)	2,534	1,602	2,248	1,264

Shares outstanding, basic		37,637	36,763	36,427	36,456

Stock options and warrants	(4)	—	—	—	—
Non-vested restricted stocks and RSUs	(4)	—	—	—	—

Shares outstanding, diluted		37,637	36,763	36,427	36,456

(1)	Shares outstanding represents shares issued less shares repurchased in treasury stock.
(2)

As restricted stock is contingent upon a future service condition, unearned shares are removed from shares outstanding in the calculation of basic EPS as the Company’s obligation to issue these shares remains contingent.

(3)

As earned RSUs are no longer contingent upon a future service condition and are issuable upon a certain date in the future, earned restricted stock units are added to shares outstanding in the calculation of basic EPS.

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

          Although the Company has multiple sources of revenue derived within Capital Markets, most of its revenue is derived from (a) investment banking services and consists of private placement, underwriting and strategic advisory fees earned upon the successful completion of financing or other types of corporate transactions, such as mergers, acquisitions and dispositions and (b) sales and trading activities.

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, the Company formed Aceras BioMedical, a joint venture through which it, in partnership with Aceras Partners, LLC, makes principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed Rodman Principal Investments, LLC (“RPI”), which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of its principal-related businesses. At June 30, 2011, $11.7 million of this commitment remained unfunded. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The Company’s net revenues, expenses, and total assets by segment are summarized below (in millions of dollars):

	Capital Markets	Merchant Banking	Total

2011
Three Months Ended June 30
Total revenues	$15.9	—	15.9
Expenses	$25.3	1.1	26.4
Operating loss	$(9.4)	(1.1)	(10.5)
Segment assets	$68.5	9.9	78.4

Six Months Ended June 30
Total revenues	$42.7	0.5	43.2
Expenses	$52.1	1.9	54.0
Operating loss	$(9.4)	(1.4)	(10.8)
Segment assets	$68.5	9.9	78.4

2010
Three Months Ended June 30
Total revenues	$15.3	1.1	16.4
Expenses	$23.3	1.0	24.3
Operating loss	$(8.0)	—	(8.0)
Segment assets	$71.4	9.5	80.9

Six Months Ended June 30
Total revenues	$42.9	1.2	44.1
Expenses	$45.8	1.9	47.7
Operating loss	$(2.9)	—	(2.9)
Segment assets	$71.4	9.5	80.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.

Overview

          We are a full-service investment bank dedicated to providing corporate finance, strategic advisory and related services to public and private companies across multiple sectors and regions. We also provide research and sales and trading services primarily to institutional investors. We are the leader in the PIPE (private investment in public equity) and RD (registered direct offering) transaction markets. We have been ranked the #1 Placement Agent by deal volume of PIPE and RD financing transactions completed every year since 2005. The sectors that we currently serve include life science/healthcare, energy, metals/mining, financial services and cleantech. Our primary product and service offerings include financing transactions, including private placements and public offerings. We also provide research and sales and trading services to institutional investors.

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

          Although the Company has multiple sources of revenue derived within Capital Markets, most of its revenue is derived from (a) investment banking services and consists of private placement, underwriting and strategic advisory fees earned upon the successful completion of financing or other types of corporate transactions, such as mergers, acquisitions and dispositions and (b) sales and trading activities.

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At June 30, 2011, our outstanding investment commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $11.7 million. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

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

          Level I primarily consists of financial instruments which are measured based on quoted exchange prices in active markets, which are generally obtained from pricing services.

          Level II consists of municipal securities which are measured based on quoted prices obtained from external data providers.

          Level III is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are warrants, private securities, restricted securities, convertible notes and loans receivable received in conjunction with our investment banking and merchant banking activities and limited partnership interests.

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

Second quarter of 2011 compared to second quarter of 2010

Results of Operations

          The following table sets forth our results of operations for the three months ended June 30, 2011 and 2010 (in thousands of dollars):

	Three Months Ended

	June 30, 2011		June 30, 2010

		% of Net Revenue		% of Net Revenue

Revenues:
Investment banking	$14,707		20,783
Merchant banking	(27)		1,063
Brokerage	6,449		994
Conference fees	—		879
Principal transactions	(5,245)		(7,350)
Interest and other income	14		20

Total revenues	15,898		16,389

Operating expenses:
Compensation and benefits	15,231	95.8%	13,520	82.5%
Conference expense	39	0.2%	2,899	17.7%
Professional and consulting	2,529	15.9%	2,140	13.1%
Occupancy and equipment rentals	1,068	6.7%	786	4.8%
Advertising and marketing	150	0.9%	424	2.6%
Communication and market research	1,980	12.5%	870	5.3%
Execution and clearing	1,140	7.2%	46	0.3%
Depreciation and amortization	397	2.5%	334	2.0%
Business development	1,384	8.7%	1,540	9.4%
Acquisition related expenses	794	5%	—	0%
Impairment of other intangibles	—	0.0%	933	5.7%
Bad debt expense	10	0.1%	—	0.0%
Other	1,725	10.9%	856	5.2%

Total operating expenses	26,447	166.4%	24,348	148.6%

Loss before income taxes	(10,549)	-66.4%	(7,959)	-48.6%
Income tax benefit	(2,666)		(3,388)

Net loss	$(7,883)		(4,571)

           Our operating income for the three months ended June 30, 2011 and 2010 included the following non-cash expenses (in thousands of dollars):

	Three Months Ended

	June 30, 2011	June 30, 2010

Stock-based compensation	$873	198
Amortization of forgivable loans	402	660
Depreciation and amortization	397	334
Impairment of other intangibles	—	933

Total	$1,672	2,125

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains (or losses) on investments by our Aceras BioMedical joint venture and other principal investments activity, was ($27,000). The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the three months ended June 30, 2011 was $15.9 million, representing an increase of 4% from $15.3 million in the comparable period of 2010. The increase was primarily due to increases of $5.5 million in brokerage and a $2.1 million decrease in principal transactions losses, partially offset by decreases of $6.1 million in investment banking revenues and $0.9 million in conference fees.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the three months ended June 30, 2011 and 2010 (in thousands of dollars):

	Three Months Ended

	June 30, 2011	June 30, 2010

Revenue:
Private placement and underwriting	$12,994	19,778
Strategic advisory	1,713	1,005

Total investment banking revenue	$14,707	20,783

          Investment banking revenue was $14.7 million for the three months ended June 30, 2011, which included $3.5 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $20.8 million, which included $2.7 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2010:

▪

Private placement and underwriting revenue for the quarter was $13.0 million, including $3.5 million of fair value related to warrants received, compared to $19.8 million, including $2.7 million of fair value related to warrants received, in the comparable period of 2010. The decrease in investment banking revenue was primarily a result of a decrease in China related investment banking activity.

▪	Strategic advisory fees for the three months ended June 30, 2011 were $1.7 million, compared to $1.0 million for comparable period of 2010.

Sales and Trading

          Brokerage revenue was $6.5 million, net of $1.1 million of soft dollar expense, for the three months ended June 30, 2011, compared with $1.0 million for the three months ended June 30, 2010. The increase in brokerage revenues was primarily due to the Hudson business acquired in the second quarter of 2011.

Principal Transactions

          Principal transactions revenue was a $5.2 million loss for the three months ended June 30, 2011, compared with a $7.4 million loss for the three months ended June 30, 2010, principally related to the reduced value of our warrant portfolio. The decline in our warrant portfolio value is related to the reduction in the market value of the securities underlying warrants resulting from adverse market conditions in small cap, China and biotechnology financial instruments and, in certain instances, trading halts in such financial instruments.

           The following discussion combines Capital Markets and Merchant Banking expenses.

Expenses

Compensation

          Compensation and benefits expense increased $1.7 million, or 13%, while total revenues decreased 3% for the three months ended June 30, 2011 as compared to the comparable 2010 period. The ratio of compensation to total revenues was 96% for the three months ended June 30, 2011 as compared to 82% for the comparable period of 2010. Employee compensation and benefits expense for the second quarter of 2011, excluding the $0.4 million in severance expense from compensation and excluding the $5.2 million principal transactions loss from revenue, represented 70% of transaction related revenue (revenue excluding principal transactions), compared to 57% in the second quarter of 2010. We target a compensation ratio of 60% of transaction related revenue on a cumulative year to date basis.

Non-Compensation Expenses

          Non-compensation expense was $11.2 million for the three months ended June 30, 2011, comparable to the $10.8 million for the prior year period. Increases of $1.1 million in execution and clearing expenses, $1.1 million in communications and market research expenses, $0.8 million in Hudson acquisition related expenses, and $0.8 million in other expenses were offset by a decrease of $2.9 million in conference expenses and $0.9 million in impairment of other intangibles.

Income Taxes

          Income tax benefit for the second quarter was $2.7 million which represents a 25.3% effective tax rate compared to a 42.6% effective tax rate for the comparable 2010 period. The tax benefit was offset by approximately $0.4 million from the tax effect of stock options granted in 2006 expiring unexercised.

First Half of 2011 compared to first half of 2010

Results of Operations

          The following table sets forth our results of operations for the six months ended June 30, 2011 and 2010 (in thousands of dollars):

	Six Months Ended

	June 30, 2011		June 30, 2010

		% of Net Revenue		% of Net Revenue

Revenues:
Investment banking	$42,178		50,051
Merchant banking	539		1,240
Brokerage	7,615		2,020
Conference fees	446		879
Principal transactions	(7,560)		(10,160)
Interest and other income	25		86

Total revenues	43,243		44,116

Operating expenses:
Compensation and benefits	33,094	76.5%	27,016	61.2%
Conference expense	2,946	6.8%	6,016	13.6%
Professional and consulting	4,103	9.5%	3,701	8.4%
Occupancy and equipment rentals	1,841	4.3%	1,554	3.5%
Advertising and marketing	457	1.1%	1,077	2.4%
Communication and market research	2,894	6.7%	1,631	3.7%
Execution and clearing	1,218	2.8%	117	0.3%
Depreciation and amortization	794	1.8%	854	1.9%
Business development	2,683	6.2%	2,535	5.7%
Acquisition related expenses	1,212	2.8%	—	0%
Impairment of other intangibles	—	0.0%	933	2.1%
Bad debt expense	48	0.1%	485	1.1%
Other	2,791	6.5%	1,829	4.1%

Total operating expenses	54,081	125.1%	47,748	108.2%

Loss before income taxes	(10,838)	-25.1%	(3,632)	-8.2%
Income tax benefit	(2,769)		(1,155)

Net loss	$(8,069)		(2,477)

          Our operating income for the six months ended June 30, 2011 and 2010 included the following non-cash expenses (in thousands of dollars):

	Six Months Ended

	June 30, 2011	June 30, 2010

Stock-based compensation	$1,724	(878)
Amortization of forgivable loans	949	1,235
Depreciation and amortization	794	854
Impairment of other intangibles	—	933

Total	$3,467	2,144

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains (or losses) on investments by our Aceras BioMedical joint venture and other principal investments activity, was $0.5 million. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the six months ended June 30, 2011 was $42.7 million, representing a slight decrease from $42.9 million in the comparable period of 2010.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the six months ended June 30, 2011 and 2010 (in thousands of dollars):

	Six Months Ended

	June 30, 2011	June 30, 2010

Revenue:
Private placement and underwriting	$38,673	47,346
Strategic advisory	3,505	2,705

Total investment banking revenue	$42,178	50,051

          Investment banking revenue was $42.2 million for the six months ended June 30, 2011, which included $7.9 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $50.1 million, which included $8.8 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2010:

▪

Private placement and underwriting revenue for the six months ended June 30, 2011 was $38.7 million, including $7.9 million of fair value related to warrants received, compared to $47.3 million, including $8.8 million of fair value related to warrants received, in the comparable period of 2010. The decrease in investment banking revenue is a result of a decrease in China related investment banking activity.

▪	Strategic advisory fees for the six months ended June 30, 2011 were $3.5 million, compared to $2.7 million for comparable period of 2010.

Sales and Trading

          Brokerage revenue was $7.6 million, net of $1.1 million of soft dollar expense, for the six months ended June 30, 2011, compared with $2.0 million for the six months ended June 30, 2010. The increase in brokerage revenues was primarily due to the Hudson business acquired in the second quarter of 2011.

Principal Transactions

          Principal transactions revenue was a $7.6 million loss for the six months ended June 30, 2011, compared with a $10.2 million loss for the six months ended June 30, 2010, principally related to the reduced value of our warrant portfolio. The decline in our warrant portfolio value is related to the reduction in the market value of the securities underlying warrants resulting from adverse market conditions in small cap, China and biotechnology financial instruments and, in certain instances, trading halts in such financial instruments.

          The following discussion combines Capital Markets and Merchant Banking expenses.

Expenses

Compensation

          Compensation and benefits expense increased $6.1 million, or 22%, while total revenues decreased 2% for the six months ended June 30, 2011 as compared to the comparable 2010 period. The ratio of compensation to total revenues was 77% for the six months ended June 30, 2011 as compared to 61% for the comparable period of 2010. Employee compensation and benefits expense for the six months ended June 30, 2011, excluding the $0.7 million in severance expense from compensation and excluding the $7.6 million principal transactions loss from revenue, represented 64% of transaction related revenue (revenue excluding principal transactions), compared to 50% in the comparable 2010 period. We target a compensation ratio of 60% of transaction related revenue on a cumulative year to date basis.

Non-Compensation Expenses

          Non-compensation expense was $21.0 million for the six months ended June 30, 2011, comparable to the $20.7 million for the prior year period. Increases of $1.3 million in communications and market research expenses, $1.2 million in Hudson acquisition related expenses, $1.1 million in execution and clearing expenses, and $0.9 million in other expenses were offset by a decrease of $3.1 million in conference expenses and $0.9 million in impairment of other intangibles.

Income Taxes

          Income tax benefit for the six months was $2.8 million which represents a 25.5% effective tax rate compared to a 31.8% effective tax rate for the comparable 2010 period.

Liquidity and Capital Resources

          We have historically satisfied our capital and liquidity requirements through cash generated internally from operations.

          At December 31, 2010, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level I” assets less “Level I” liabilities, “Level II” assets (consisting of municipal securities) less “Level II” liabilities (also consisting of municipal securities), and current receivables of $30.7 million. As of June 30, 2011, we had liquid assets of $27.0 million. The decrease in liquid assets primarily relates to 2010 year-end bonus payments of $14.7 million and treasury stock purchases of $1.7 million, largely offset by cash inflows from operations.

          The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, are generally paid semi-annually.

          As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Exchange Act. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At June 30, 2011, we had excess net capital of $6.9 million. Regulatory net capital requirements may change based on investment and underwriting activities.

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

Cash Flows

          Unrestricted cash and cash equivalents were $10.7 million at June 30, 2011, a decrease of $2.7 million from $13.4 million at December 31, 2010.

          The decrease in cash relates to a negligible amount of cash provided by operations offset by (a) $1.7 million in treasury stock purchases; (b) $0.6 million in acquisition related payments; and (c) $0.5 million in property, equipment and leasehold purchases.

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

          We trade in equity securities as an active participant in both listed and OTC equity markets. We maintain securities in inventory to facilitate our market-making activities and customer order flow. We use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business, including establishing position limits by product type and industry sector, closely monitoring inventory turnover, maintaining long and short positions in related securities, and using exchange-traded equity options and other derivative instruments.

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

          At June 30, 2011, $11.4 million, or 32% of $35.8 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $9.9 million or 28% of financial instruments owned is related to our merchant banking activity. The remaining 40% of the financial instruments owned represents listed equity securities, restricted securities and investments in affiliates at fair value.

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

          Based on our analysis, as of June 30, 2011, the effect of a 100+/- basis point change in interest rates on the value of our warrant portfolio and promissory note and the resultant effect on our pre-tax income is considered immaterial.

          The value of Aceras BioMedical’s assets in our merchant banking segment was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments. The primary quantifiable market risk associated with Aceras BioMedical’s assets is sensitivity to changes in interest rates. Based on our analysis as of June 30, 2011 assuming a 100 basis point increase in interest rates, we estimated the reduction of pre-tax income to be immaterial.

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

          During 2011, we have been named as a party defendant in various litigations brought as class actions relating to underwritten public offering that we participated in involving China based businesses. Each of these actions is in the very preliminary stages and while we believe that we have meritorious defenses, the proceedings are at too early a stage to effectively evaluate the merits or predict the outcome. There is no assurance that we will not be named in other actions brought or that the result of the pending actions or any future actions, or the costs of defense of those actions, will not adversely affect us.

Item 1A. Risk Factors

          Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2010, as amended. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes to the risk factors contained in our annual report except for the following additional risk related to our Common Stock:

Risks Related to Our Common Stock

If we are unable to satisfy NASDAQ’s maintenance requirements, including a bid price of not less than $1.00, our common stock may be delisted from NASDAQ, which could impair the liquidity and the value of our common stock.

          While the shares of our common stock currently satisfy NASDAQ’s continued listing requirements, the price of a share of our common stock could fall below $1.00, the minimum required for continued listing on Nasdaq. Other continued listing requirements include: (i) a minimum of $2,500,000 in stockholders equity, or $35,000,000 in market capitalization, or $500,000 in net income for either the last fiscal year, or two out of the last three fiscal years; (ii) a minimum 500,000 shares in the public float valued at $1,000,000 or more; (iii) a minimum of two active market makers; and (iv) a minimum of 300 holders. If we are unable to satisfy NASDAQ’s maintenance requirements, our securities may be delisted from The NASDAQ Global Market. We cannot assure you that we will be able to continue to satisfy any or all of these criteria. If we fail to meet any on of these criteria, our stock could be delisted from NASDAQ, in which case it would be quoted on the Over the Counter Bulletin Board. The OTC Bulletin Board is not an exchange and is, thus, a less liquid market. Many institutional investors are precluded from holding securities that are quoted on the Bulletin Board and, for that reason, many analysts do not cover stocks that are quoted on the Bulletin Board. As a result, the liquidity of our stock would be impaired, making it more difficult for stockholders to trade their shares on a timely basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1 - April 30, 2011	200,000	$2.01	200,000	2,876,895
May 1 - May 31, 2011	210,000	$1.65	210,000	2,666,895
June 1 - June 30, 2011	220,000	$1.35	220,000	2,446,895	(2)

Total	630,000	$1.66	630,000

(1) On May 25, 2010 we announced a stock repurchase program covering the purchase of up to an aggregate of $5 million of our common stock in the open market in accordance with rule 10b-18 of the Securities Exchange Act of 1934, as amended. On November 15, 2010 we announced an increase of an additional $5 million to our stock repurchase program.

(2) Based on the closing price per share of our common stock on June 30, 2011 ($1.25 per share).

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

**  Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2011

RODMAN & RENSHAW
CAPITAL GROUP, INC.

By:	/s/ Edward Rubin

Name: Edward Rubin
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David J. Horin

Name: David J. Horin
Title: Chief Financial Officer
(Principal Financial Officer)