Form 10-Q
period 2011-09-30
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2011-11-14
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________________

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

          As of November 9, 2011, there were 34,392,699 shares of the registrant’s common stock outstanding.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Page

Consolidated Statements of Financial Condition as of September 30, 2011 (unaudited) and December 31, 2010	2

Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2011 and 2010	3

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the nine month period ended September 30, 2011 (unaudited) and for the year ended December 31, 2010	4

Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2010 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition as of September 30, 2011 (Unaudited) and December 31, 2010
Dollars in Thousands, Except Per Share Amounts

	September 30, 2011	December 31, 2010

Assets
Cash and cash equivalents:
Unrestricted	$12,048	$13,350
Restricted	1,200	1,448

Total cash and cash equivalents	13,248	14,798
Financial instruments owned, at fair value:
Corporate equity securities	7,824	7,497
Merchant banking investments	8,998	10,557
Warrants and options	6,865	15,570
Notes	—	2,197
Investments in shell companies	1,484	1,654
Fixed income securities	469	—
Other investments	372	505

Total financial instruments owned, at fair value	26,012	37,980
Private placement and other fees receivable	1,596	3,598
Receivable from brokers, dealers & clearing agencies	765	7,706
Prepaid expenses	1,142	2,549
Property and equipment, net	3,533	3,263
Other assets	19,201	10,608
Goodwill and other intangible assets, net	882	601

Total Assets	$66,379	$81,103

Liabilities and Stockholders’ Equity
Accrued compensation payable	$10,418	$19,287
Accounts payable and accrued expenses	8,769	4,947
Payable to brokers, dealers & clearing agencies	4,654	—
Acquisitions related payables	—	690
Financial instruments sold, not yet purchased, at fair value	2,299	3,918

Total Liabilities	26,140	28,842

Commitments and contingencies (See Note 6)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized; 34,392,699 and 33,484,098 issued as of September 30, 2011 and December 31, 2010, respectively	34	33
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	—	—
Additional paid-in capital	74,430	69,654
Treasury stock, no shares in 2011, 97,500 shares in 2010	—	(260)
Accumulated deficit	(34,225)	(17,166)

Total Stockholders’ Equity	40,239	52,261

Total Liabilities and Stockholders’ Equity	$66,379	$81,103

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations for the
Three Month and Nine Month Periods Ended September 30, 2011 and 2010 (Unaudited)
Amounts in Thousands, Except Per Share Amounts

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenues:
Investment banking	$7,896	15,101	50,074	65,152
Merchant banking	298	76	837	1,316
Brokerage	7,084	919	14,699	2,905
Conference fees	2,716	2,279	3,162	3,158
Principal transactions	(6,836)	(1,044)	(14,396)	(11,204)
Interest and other income	19	31	44	151

Total revenues	11,177	17,362	54,420	61,478

Operating expenses:
Compensation and benefits	12,132	13,530	45,226	40,546
Conference expense	3,849	3,916	6,795	9,932
Professional and consulting	1,785	1,464	5,888	5,165
Occupancy and equipment rentals	1,075	778	2,916	2,332
Advertising and marketing	132	179	589	1,256
Communication and market research	2,086	969	4,980	2,600
Execution and clearing	937	49	2,155	167
Depreciation and amortization	387	377	1,181	1,231
Business development	1,302	1,095	3,985	3,630
Impairment of other intangibles	—	—	—	933
Bad debt expense	110	181	158	666
Other	2,248	851	6,251	2,679

Total operating expenses	26,043	23,389	80,124	71,137

Operating loss	(14,866)	(6,027)	(25,704)	(9,659)
Income tax benefit	(5,876)	(1,754)	(8,645)	(2,909)

Net loss	$(8,990)	(4,273)	(17,059)	(6,750)

Net loss per common share:
Basic	$(0.24)	(0.12)	(0.46)	(0.19)

Diluted	$(0.24)	(0.12)	(0.46)	(0.19)

Weighted average common shares outstanding:
Basic	37,325	36,113	36,729	36,338

Diluted	37,325	36,113	36,729	36,338

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss for the
Nine Month Period Ended September 30, 2011 (Unaudited) and the Year Ended December 31, 2010
Dollars in Thousands

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010

Common stock:
Balance, beginning of the period	$33	36
Acquisition related issuance	3	—
Treasury stock retirement	(2)	(3)

Balance, end of the period	$34	33

Additional paid-in-capital:
Balance, beginning of the period	$69,654	75,989
Stock based compensation	2,354	(73)
Treasury stock retirement	(2,758)	(6,031)
Acquisition related issuance	5,260	—
Other	(80)	(231)

Balance, end of the period	$74,430	69,654

Accumulated deficit:
Balance, beginning of the period	$(17,166)	(11,609)
Net loss	(17,059)	(5,557)

Balance, end of the period	$(34,225)	(17,166)

Treasury stock, at cost:
Balance, beginning of the period	$(260)	(1,034)
Treasury stock purchases	(2,500)	(5,260)
Treasury stock retirement	2,760	6,034

Balance, end of the period	$—	(260)

Non-controlling interest:
Balance, beginning of the period	$—	12,059
Deconsolidation of Aceras BioMedical	—	(12,059)

Balance, end of the period	$—	—

Total stockholders’ equity	$40,239	52,261

Comprehensive loss:
Net loss	$(17,059)	(5,557)

Total comprehensive loss	$(17,059)	(5,557)

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the
Nine month periods ended September 30, 2011 and 2010 (Unaudited)
Dollars in Thousands

	Nine Months Ended September 30,

	2011	2010

Cash flows from operating activities:
Net loss	$(17,059)	(6,750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,181	1,231
Restricted cash	248	1,496
Stock based compensation	2,354	(517)
Impairment of goodwill and other intangible assets	—	933
Changes in operating assets and liabilities:
Financial instruments owned, at fair value	11,968	5,439
Private placement and other fees receivable	2,002	1,066
Receivable from brokers, dealers & clearing agencies	6,941	4,251
Prepaid expenses	1,407	(85)
Other assets	(8,298)	(4,868)
Financial instruments sold not yet purchased, at fair value	(1,619)	(269)
Accrued compensation payable	(8,869)	2,209
Accounts payable and accrued expenses	13,605	(1,272)

Net cash provided by operating activities	3,861	2,864

Cash flows used in investing activities:
Purchases of property and equipment	(1,637)	(1,372)
Acquisitions related earn-out payments	(690)	(2,141)
Merchant banking investments	—	(200)
Acquisition, net of cash received	(336)	—

Net cash used in investing activities	(2,663)	(3,713)

Cash used in financing activities:
Purchase of treasury stock	(2,500)	(3,526)

Net cash used in financing activities	(2,500)	(3,526)

Net decrease in cash and cash equivalents	(1,302)	(4,375)
Cash and cash equivalents – beginning of period	13,350	12,603

Cash and cash equivalents – end of period	$12,048	8,228

Supplemental disclosures of cash flow information:
Income taxes paid	$321	3,600

Interest paid	$271	—

Change in fair value of financial instruments owned due to the deconsolidation of Aceras BioMedical	$—	12,059

Supplemental non-cash information:
Share issuance for acquisition of Hudson Holding Corporation (see Note 3)	$5,263	—

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Organization, Nature of Operations and Basis of Presentation

General

          Rodman & Renshaw Capital Group, Inc. (“RRCG”) is a Delaware holding company that is engaged in investment banking, sales and trading, and merchant banking activities through its various subsidiaries. The Company’s principal operating subsidiary is Rodman & Renshaw, LLC (“R&R”), a Delaware limited liability company formed on June 20, 2002. R&R is a registered broker-dealer with the Financial Industry Regulatory Authority, Inc. (“FINRA”). RRCG and its subsidiaries, including R&R, are collectively referred to herein as the “Company”.

          On April 8, 2011, the Company completed its acquisition of Hudson Holding Corporation (“Hudson”). The transaction was valued at approximately $5.3 million, based upon the $2.06 per share closing price of the Company’s common stock on that date.

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, the results of operations for the three months and nine months ended September 30, 2011 and 2010, the changes in stockholders’ equity and comprehensive income (loss) for the nine months ended September 30, 2011 and the year ended December 31, 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2011.

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

          Level I includes those financial instruments whose valuations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

          Level II includes those financial instruments that are valued using models or other valuation methodologies calibrated to observable market inputs. These models are primarily industry-standard models that consider various assumptions, including discount margins, credit spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. In order to be classified as Level II, substantially all of these assumptions would need to be observable in the marketplace or able to be derived from observable data or supported by observable levels at which transactions are executed in the marketplace.

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

Value of Merchant Banking Assets

          The Company’s Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical, LLC (“Aceras Biomedical”). On May 12, 2008, the Company formed Aceras BioMedical, a joint venture through which it, in partnership with Aceras Partners, LLC, makes principal investments in early-stage biotechnology and life sciences companies. The value of the Company’s investment in Aceras BioMedical’s assets was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.

Cash and Cash Equivalents

          The Company generally invests its excess cash in money market funds. Restricted cash relates to letters of credit issued in connection with the Company’s office lease agreement and cash held at financial institutions for capital purposes.

Revenue Recognition

          Investment Banking. Underwriting and placement agent revenues and fees from mergers and acquisitions and other financial advisory assignments are recognized in the Consolidated Statements of Operations when the services related to the underlying transaction are completed under the terms of the engagement. Expenses associated with such transactions are estimated and recorded when the related revenue is recognized or the engagement is otherwise concluded. Underwriting and placement agent revenues are presented net of related expenses. When the Company is not the lead manager for an underwriting transaction, management must estimate the Company’s share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments. Revenue from the receipt of warrants is recognized, as of the close of the date on which it is earned, based on the estimated fair value of the securities received using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected price volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the three month and nine month periods ended September 30, 2011 and 2010 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Private placements	$3,601	3,613	20,849	32,095
Warrants	1,260	498	9,145	9,313
Strategic advisory	1,248	9,105	4,754	11,810
Underwriting	1,787	1,885	15,326	11,934

Total investment banking revenue	$7,896	15,101	50,074	65,152

          Merchant Banking Revenue. Merchant banking revenue, consisting of gains and losses on investments by the Company’s Aceras BioMedical joint venture and other principal investments activity, was $0.3 million. The value of Aceras BioMedical’s assets was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account, factors including, general economic and stock market conditions.

          Principal Transactions. Investment related financial instruments owned and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in principal transactions on a trade-date basis.

          Brokerage. Brokerage revenues consist of (a) commissions resulting from securities transactions executed as agent or principal and recorded on a trade date basis, net of soft dollar expenses of $0.4 million and $1.5 million for the three months and nine months ended September 30, 2011, respectively and (b) related net trading gains and losses from market making activities.

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

          Conference Fees. The Company may receive conference deposits from presenters, which are recorded as a liability and then recognized as revenue when the fees are non-refundable. The Company also makes advance payments for conference facilities, entertainment and related costs, which are recorded as prepaid expenses and then recognized as expenses when the conference is conducted.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          Reserves related to legal proceedings are established and maintained. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of September 30, 2011, there were no material legal reserves accrued in the Consolidated Statements of Financial Condition.

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

          R&R uses clearing brokers to process transactions and maintain client accounts on a fee basis. R&R permits the clearing firms to extend credit to a client secured by cash and securities in the client’s account. R&R’s exposure to credit risk associated with the non-performance by its clients and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of clients and counterparties to satisfy their obligations to R&R. R&R has agreed to indemnify its clearing brokers for losses incurred while extending credit to R&R’s clients. R&R’s policy is to review, as necessary, the credit standing of its clients and counterparties. Amounts due from clients that are considered uncollectible are charged back to R&R by the clearing brokers when such amounts become determinable.

          Financial instruments sold but not yet purchased commit R&R to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, R&R must acquire the financial instruments at market prices, which may exceed the values reflected on the Consolidated Statements of Financial Condition.

Forgivable Loans

          The Company issues forgivable loans as a retention vehicle to certain new and existing employees. These loans are subject to a substantive service requirement by the employees and are amortized over the service period on a straight-line basis. As of September 30, 2011, the net unamortized balance of forgivable loans was $0.4 million, which is included in other assets on the Consolidated Statements of Financial Condition. The Company recorded $0.2 million and $0.7 million of compensation expense related to the amortization of these loans during the three months ended September 30, 2011 and 2010, respectively. The Company recorded $1.1 million and $1.9 million of compensation expense related to the amortization of these loans during the nine months ended September 30, 2011 and 2010, respectively.

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

          Deferred stock based compensation costs with respect to shares of restricted stock, RSUs and stock options granted are presented as part of additional paid in capital in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - Hudson Acquisition

          On April 8, 2011, the Company completed its acquisition of Hudson Holding Corporation (“Hudson”). The transaction was valued at approximately $5.3 million, based upon the $2.06 per share closing price of the Company’s common stock on that date.

          The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. Goodwill of $0.4 million was recorded as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Capital Markets segment. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Hudson. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Hudson’s business and the reputation and expertise of Hudson in the equity trading business. Preliminarily, no intangible assets have been identified. Under ASC 805, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Transaction costs of approximately $0.3 million and $1.5 million were incurred during the three and nine months ended September 30, 2011, respectively, and are included in “other operating expenses” on the consolidated statement of operations.

          The following table summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Assets
Cash and cash equivalents:	$4,927
Financial instruments owned, at fair value:	2,501
Private placement and other fees receivable	597
Receivable from brokers, dealers & clearing agencies	1,337
Property and equipment, net	152
Other assets	2,516

Total assets	12,030

Liabilities
Accrued compensation payable	$1,231
Accounts payable and accrued expenses	4,701
Financial instruments sold, not yet purchased, at fair value	1,227

Total liabilities assumed	7,159

Net assets acquired	$4,871

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

	Unaudited	Unaudited
Total revenues	$11,177	63,494
Net loss	(8,990)	(20,437)
Loss per share
Basic	$(0.24)	(0.55)
Diluted	$(0.24)	(0.55)

NOTE 4 - Financial Instruments, at Fair Value

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy (in thousands of dollars):

	September 30, 2011

	Level I	Level II	Level III	Total

Assets:
Financial instruments owned:
Corporate equity securities	$7,465	—	359	7,824
Merchant banking investments	—	—	8,998	8,998
Warrants and options	20	—	6,845	6,865
Investments in shell companies	—	—	1,484	1,484
Fixed income	—	469	—	469
Other investments	—	—	372	372

Total financial instruments owned	$7,485	469	18,058	26,012

Liabilities:
Financial instruments sold, not yet purchased	$2,299	—	—	2,299

Total financial instruments sold, not yet purchased	$2,299	—	—	2,299

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

          Financial instruments are assessed on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were $2.9 million in transfers between Level I and Level III classified instruments during the nine months ended September 30, 2011. The transfers primarily relate to non-publicly traded promissory notes that were converted into publicly traded common stock.

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

Warrants and Options.

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

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level III for the three months and nine months ended September 30, 2011 and 2010 (in thousands of dollars):

	Three Months Ended September 30, 2011

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, June 30, 2011	$1,304	9,888	11,429	11	1,484	374	24,490
Purchases / issuances	2	—	1,260	—	—	—	1,262
Sales / settlements	—	—	(632)	—	—	—	(632)
Transfer to Level I	(597)	—	—	(11)	—	—	(608)
Realized and unrealized losses (1)	(350)	(890)	(5,212)	—	—	(2)	(6,454)

Balance, September 30, 2011	$359	8,998	6,845	—	1,484	372	18,058

Change in unrealized losses relating to instruments still held at September 30, 2011	$(350)	(890)	(5,212)	—	—	(2)	(6,454)

(1) Reported in Principal transactions in the Consolidated Statements of Operations.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2010

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, June 30, 2010	$1,313	9,495	14,950	2,771	1,654	758	30,941
Purchases / issuances	136	200	89	19	—	—	444
Sales / settlements	—	—	(417)	(50)	—	—	(467)
Deconsolidation of Aceras BioMedical	—	—	—	—	—	—	—
Realized and unrealized gains/(losses) (1)	—	24	(812)	(241)	—	(141)	(1,170)

Balance, September 30, 2010	$1,449	9,719	13,810	2,499	1,654	617	29,748

Change in unrealized gains/(losses) relating to instruments still held at September 30, 2010	$—	24	(783)	(242)	—	(141)	(1,142)

(1) Reported in Principal transactions in the Consolidated Statements of Operations.

	Nine Months Ended September 30, 2011

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, December 31, 2010	$1,797	10,557	15,570	2,197	1,654	505	32,280
Purchases / issuances	1,158	9	9,145	—	—	2	10,314
Sales / settlements	—	(951)	(6,774)	—	—	—	(7,725)
Transfer to Level I	(910)	—	—	(1,943)	—	—	(2,853)
Realized and unrealized losses (1)	(1,686)	(617)	(11,096)	(254)	(170)	(135)	(13,958)

Balance, September 30, 2011	$359	8,998	6,845	—	1,484	372	18,058

Change in unrealized losses relating to instruments still held at September 30, 2011	$(373)	(617)	(11,791)	(252)	(170)	(135)	(13,338)

(1) Reported in Principal transactions in the Consolidated Statements of Operations.

	Nine Months Ended September 30, 2010

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Shells	Other	Total

Balance, December 31, 2009	$1,313	22,251	22,945	1,920	1,654	893	50,976
Purchases / issuances	136	200	8,052	1,051	—	—	9,439
Sales / settlements	—	—	(4,845)	(550)	—	—	(5,395)
Deconsolidation of Aceras BioMedical	—	(12,821)	—	—	—	—	(12,821)
Realized and unrealized gains/(losses) (1)	—	89	(12,342)	78	—	(276)	(12,451)

Balance, September 30, 2010	$1,449	9,719	13,810	2,499	1,654	617	29,748

Change in unrealized gains/(losses) relating to instruments still held at September 30, 2010	$—	89	(11,728)	77	—	(276)	(11,838)

(1) Reported in Principal transactions in the Consolidated Statements of Operations.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – Goodwill and Other Intangible Assets

          The following table represents a summary of the changes to goodwill and other intangible assets from December 31, 2010 to September 30, 2011 (in thousands of dollars):

	Goodwill	Customer Relationships	Trademark	Total

Balance, December 31, 2010	$334	92	175	601

Additions	391	—	—	391
Amortization	—	(92)	(18)	(110)

Balance, September 30, 2011	$725	—	157	882

          The acquisition of Hudson was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired, net of assumed liabilities. Goodwill of $0.4 million was recorded as an asset in the consolidated statement of financial condition, which has been allocated to the Company’s Capital Markets segment. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Hudson. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Hudson’s business and the reputation and expertise of Hudson in the equity trading business. Preliminarily, no intangible assets have been identified.

          The annual review of goodwill was performed as of September 30, 2011 and the fair value of the reporting unit was determined to be in excess of the carrying value of goodwill.

NOTE 6 - Commitments and Contingencies

          Lease Commitments

          The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2011 and 2014. The Company lease for the 20th floor at 1251 Avenue of the Americas, New York, NY (the “NY Lease”) expires in October 2013. As of September 30, 2011, the only significant change in the Company’s lease agreements since December 31, 2010 is the assumption of Hudson’s Jersey City, New Jersey office lease which expires in 2012. The New Jersey office was for the most part abandoned in August 2011.

          Letter of Credit

          In connection with the NY Lease, the Company issued a letter of credit in favor of the landlord in the sum of $0.8 million, as a security deposit. The letter of credit expires in February 2012 but is subject to automatic extension. The Company has issued additional letters of credit totaling $0.4 million in favor of other landlords for other office locations.

          Equity Commitment

          The Company, through its wholly owned subsidiary, Rodman Principal Investments, LLC (“RPI”), has made an investment commitment to Aceras BioMedical to fund its operating budget and Aceras BioMedical’s principal investments in life science companies. At September 30, 2011, $11.2 million of this commitment remained unfunded.

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

          At September 30, 2011, R&R had net capital of $4.4 million, which was $3.4 million in excess of its required net capital of $1.0 million.

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

          Management evaluated the realizability of its deferred tax assets as of September 30, 2011 and determined that a further valuation allowance was not necessary due to future operations and the reversal of taxable temporary differences.

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

NOTE 9 - Stock-Based Compensation

          The Company recorded stock-based compensation of $0.6 million and $0.4 million for the three month periods ended September 30, 2011 and 2010, respectively and $2.4 million and $(0.5) million for the nine month periods ended September 30, 2011 and 2010, respectively. The negative stock-based compensation in the 2010 periods was due to several large forfeitures offsetting stock-based compensation expense during the period. The unamortized deferred stock-based compensation balance as of September 30, 2011 was $5.5 million and will be fully amortized through 2016.

          There were no stock option grants in the first nine months of 2011. A summary of stock options outstanding as of September 30, 2011 is as follows (shares in thousands):

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2010	4,107	$4.07	$0.96
Expired	(1,491)	3.78	0.67

Outstanding at September 30, 2011	2,616	$4.24	$1.12	1.3 years	$—

Exercisable at September 30, 2011	2,616	$4.24	$1.12	1.3 years	$—

          Total compensation cost associated with stock options was $0 and $10,000 for the three months ended September 30, 2011 and 2010, respectively and $0 and $86,000 for the nine months ended September 30, 2011, and 2010, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table details the activity of restricted stock (shares in thousands):

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2010	88	$2.33
Forfeited	5	2.28
Vested	(93)	2.33

Balance at September 30, 2011	—	$—

          Total compensation cost associated with restricted stock was $0 and $55,000 for the three months ended September 30, 2011and 2010, respectively and $37,000 and $0.2 million for the nine months ended September 30, 2011and 2010, respectively.

          The following tables detail the activity of RSUs (shares in thousands):

Restricted Stock Units	Shares		Weighted Average Grant Date Fair Value

	Future Service Required	No Future Service Required (1)	Future Service Required	No Future Service Required

Balance at December 31, 2010	5,563	1,707	$1.28	$1.13
Granted	1,527	—	1.34	—
Forfeited	(369)	—	1.13	—
Vested	(1,047)	1,047	1.10	1.10
Distribution of underlying shares	—	—	—	—

Balance at September 30, 2011	5,674	2,754	$1.34	$1.12

(1) Represents fully vested RSUs which are still subject to transferability restrictions.

          Approximately 1.5 million RSUs were granted, primarily to former Hudson employees, during the nine months ended September 30, 2011.

          Total compensation cost associated with RSUs was $0.6 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively and $2.4 million and ($0.8 million) for the nine months ended September 30, 2011 and 2010. The negative stock-based compensation in the 2010 periods was due to several large forfeitures offsetting stock-based compensation expense during the period.

NOTE 10 - Weighted Average Shares Outstanding

          In conjunction with the acquisition of Hudson, outstanding warrants to purchase Hudson common stock were converted into 310,817 warrants to purchase the Company’s common stock at an average exercise price of $23.85. As of September 30, 2011, the aggregate intrinsic value of these warrants was zero.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the three month and nine month periods ended September 30, 2011 and 2010 (weighted average shares in thousands):

		Three months ended September 30,		Nine months ended September 30,

		2011	2010	2011	2010

Shares outstanding	(1)	34,669	34,509	34,359	35,039
Unearned restricted stock	(2)	—	(93)	(15)	(110)
Earned RSUs	(3)	2,656	1,697	2,385	1,409

Shares outstanding, basic		37,325	36,113	36,729	36,338

Stock options and warrants	(4)	—	—	—	—
Non-vested restricted stocks and RSUs	(4)	—	—	—	—

Shares outstanding, diluted		37,325	36,113	36,729	36,338

(1)	Shares outstanding represents shares issued less shares repurchased in treasury stock.
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

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, the Company formed Aceras BioMedical, a joint venture through which it, in partnership with Aceras Partners, LLC, makes principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed RPI, which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of its principal-related businesses. At September 30, 2011, $11.2 million of this commitment remained unfunded. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The Company’s net revenues, expenses, and total assets by segment are summarized below (in millions of dollars):

	Capital Markets	Merchant Banking	Total

2011
Three Months Ended September 30
Total revenues	$10.9	0.3	11.2
Expenses	$25.2	0.9	26.1
Operating loss	$(14.3)	(0.6)	(14.9)
Segment assets	$57.4	9.0	66.4

Nine Months Ended September 30
Total revenues	$53.6	0.8	54.4
Expenses	$77.3	2.8	80.1
Operating loss	$(23.7)	(2.0)	(25.7)
Segment assets	$57.4	9.0	66.4

2010
Three Months Ended September 30
Total revenues	$17.3	0.1	17.4
Expenses	$22.8	0.6	23.4
Operating loss	$(5.5)	(0.5)	(6.0)
Segment assets	$61.0	9.7	70.7

Nine Months Ended September 30
Total revenues	$60.2	1.3	61.5
Expenses	$68.6	2.5	71.1
Operating loss	$(8.4)	(1.2)	(9.6)
Segment assets	$61.0	9.7	70.7

NOTE 12 – Subsequent Event

          On October 31, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the accredited investors named therein (the “Purchasers”). Pursuant to the Purchase Agreement, the Company sold, and the Purchasers purchased, jointly and not severally, $6,650,000 original principal amount of the Company’s 10% Senior Secured Convertible Debentures due October 31, 2013 (the “Debentures”) with a net share settlement feature, and warrants (the “Warrants”) to purchase shares of the Company’s Common Stock (the “Offering”). The Debentures are convertible into up to 4,433,333 shares of the Company’s common stock (the “Common Stock”) at any time prior to maturity, based on a conversion price of $1.50 per share. A net share settlement feature of the Debentures could reduce the number of shares of Common Stock issued upon conversion. The Warrants include Class A Warrants covering up to 2,216,667 shares of Common Stock, which are exercisable commencing six months following the date of issuance and until their expiration on October 31, 2014, at $1.50 per share, and Class B Warrants covering up to 2,216,667 shares of Common Stock, which are exercisable only in the event of a prepayment of the Debentures and then only to the extent of up to 50% of the number of shares of Common Stock that would have been issued had the prepaid portion of the Debentures been converted into shares of Common Stock. The Class B Warrants expire on October 31, 2013 and have an exercise price of $1.50 per share. The sale and issuance of the securities was in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof and/or Regulation D thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.

Overview

          We are a full-service investment bank dedicated to providing corporate finance, strategic advisory and related services to public and private companies across multiple sectors and regions. We also provide research and sales and trading services primarily to institutional investors. We are the leader in the PIPE (private investment in public equity) and RD (registered direct offering) transaction markets. We have been ranked the #1 Placement Agent by deal volume of PIPE and RD financing transactions completed every year since 2005. The sectors that we currently serve include life science/healthcare, energy, metals & mining, industrials, airlines, technology, and cleantech. Our primary product and service offerings include financing transactions, including private placements and public offerings. We also provide research and sales and trading services to institutional investors.

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

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At September 30, 2011, our outstanding investment commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $11.2 million. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

Business Environment

          The third quarter was a very difficult period in our industry. With the many geopolitical and economic uncertainties, it is difficult to time a market recovery or predict its sustainability. Market conditions and valuations for companies in the healthcare, metals & mining, oil & gas, technology and clean-tech sectors and other sectors in which we are active, as well as general market conditions, can materially affect our financial performance. Declining valuations in various sectors in which we are active, unprecedented volatility and lack of liquidity in certain sectors of the capital markets, as well as a slowing of economic growth generally has led to declines in financing activity, smaller financing transactions, and declining trading activity and a resulting decline in revenue from prior periods. It is not possible to predict whether, and to what degree, these conditions will continue, abate, or reverse, and the level of capital markets and trading activity is expected to remain uncertain for the foreseeable future. In addition, the nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from period to period.

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

          Level I includes those financial instruments whose valuations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

          Level II includes those financial instruments that are valued using models or other valuation methodologies calibrated to observable market inputs. These models are primarily industry-standard models that consider various assumptions, including discount margins, credit spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. In order to be classified as Level II, substantially all of these assumptions would need to be observable in the marketplace or able to be derived from observable data or supported by observable levels at which transactions are executed in the marketplace.

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

Third quarter of 2011 compared to third quarter of 2010

Results of Operations

          The following table sets forth our results of operations for the three months ended September 30, 2011 and 2010 (in thousands of dollars):

	Three Months Ended

	September 30, 2011		September 30, 2010

		% of Net Revenue		% of Net Revenue

Revenues:
Investment banking	$7,896		15,101
Merchant banking	298		76
Brokerage	7,084		919
Conference fees	2,716		2,279
Principal transactions	(6,836)		(1,044)
Interest and other income	19		31

Total revenues	11,177		17,362

Operating expenses:
Compensation and benefits	12,132	108.5%	13,530	77.9%
Conference expense	3,849	34.4%	3,916	22.6%
Professional and consulting	1,785	16.0%	1,464	8.4%
Occupancy and equipment rentals	1,075	9.6%	778	4.5%
Advertising and marketing	132	1.2%	179	1.0%
Communication and market research	2,086	18.7%	969	5.6%
Execution and clearing	937	8.4%	49	0.3%
Depreciation and amortization	387	3.5%	377	2.2%
Business development	1,302	11.6%	1,095	6.3%
Bad debt expense	110	1.0%	181	1.0%
Other	2,248	20.1%	851	4.9%

Total operating expenses	26,043	233.0%	23,389	134.7%

Loss before income taxes	(14,866)	-133.0%	(6,027)	-34.7%
Income tax benefit	(5,876)		(1,754)

Net loss	$(8,990)		(4,273)

          Our operating income for the three months ended September 30, 2011 and 2010 included the following non-cash expenses (in thousands of dollars):

	Three Months Ended

	September 30, 2011	September 30, 2010

Stock-based compensation	$631	361
Amortization of forgivable loans	184	709
Depreciation and amortization	388	377

Total	$1,203	1,447

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains (or losses) on investments by our Aceras BioMedical joint venture and other principal investments activity, was $0.3 million. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the three months ended September 30, 2011 was $10.9 million, representing a decrease of 37% from $17.3 million in the comparable period of 2010. The decrease was primarily due to a $7.2 million decrease in investment banking revenues and a $5.8 million decrease in principal transactions revenues, partially offset by a $6.2 million increase in brokerage revenues.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the three months ended September 30, 2011 and 2010 (in thousands of dollars):

	Three Months Ended

	September 30, 2011	September 30, 2010

Revenue:
Private placement and underwriting	$6,648	5,996
Strategic advisory	1,248	9,105

Total investment banking revenue	$7,896	15,101

          Investment banking revenue was $7.9 million for the three months ended September 30, 2011, which included $1.3 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $15.1 million, which included $0.5 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2010:

▪

Private placement and underwriting revenue for the quarter was $6.6 million, including $1.3 million of fair value related to warrants received, compared to $6.0 million, including $0.5 million of fair value related to warrants received, in the comparable period of 2010. The decrease in investment banking revenue was due to a very difficult market environment that persisted throughout the quarter as well as a decrease in China related investment banking activity.

▪

Strategic advisory fees for the three months ended September 30, 2011 were $1.2 million, compared to $9.1 million for comparable period of 2010. Strategic advisory fees decreased because the third quarter of 2010 included two significant sell side engagements in the metals & mining sector and the completion of one large advisory engagement in the oil & gas space.

Sales and Trading

          Brokerage revenue was $7.1 million, net of $0.4 million of soft dollar expense for the three months ended September 30, 2011, compared with $0.9 million for the three months ended September 30, 2010. The increase in brokerage revenues was primarily due to the Hudson business acquired in the second quarter of 2011.

Principal Transactions

          Principal transactions revenue was a $6.8 million loss for the three months ended September 30, 2011, compared with a $1.0 million loss for the three months ended September 30, 2010, principally related to the reduced value of our warrant portfolio. The decline in our warrant portfolio value is related to the reduction in the market value of the securities underlying warrants resulting from adverse market conditions in small cap financial instruments.

          The following discussion combines Capital Markets and Merchant Banking expenses.

Expenses

Compensation

          Employee compensation and benefits expense for the third quarter of 2011 was $12.1 million, compared to $13.5 million for the third quarter of 2010 and $15.2 million for the second quarter of 2011. Employee compensation and benefits expense for the three months ended September 30, 2011, excluding the $0.6 million in severance expense from compensation and excluding the $6.8 million principal transactions loss from revenue, represented 64% of transaction related revenue (revenue excluding principal transactions), compared to 74% in the comparable 2010 period. The Company targets a compensation ratio of 60% of transaction related revenue on an annualized basis.

Non-Compensation Expenses

          Non-compensation expense was $13.9 million for the three months ended September 30, 2011, comparable to the $9.9 million for the prior year period. The increase from the prior year’s quarter in non-compensation expense was mostly due to additional fixed and variable expenses related to the acquisition of Hudson, including a $1.1million increase in communication and market research, a $1.4 million increase in other expense, and a $0.9 million increase in execution and clearing.

Income Taxes

          Income tax benefit for the third quarter was $5.9 million which represents a 39.5% effective tax rate compared to a 29.1% effective tax rate for the comparable 2010 period.

Nine months of 2011 compared to nine months of 2010

Results of Operations

          The following table sets forth the results of operations for the nine months ended September 30, 2011 and 2010 (in thousands of dollars):

	Nine Months Ended

	September 30, 2011		September 30, 2010

		% of Net Revenue		% of Net Revenue

Revenues:
Investment banking	$50,074		65,152
Merchant banking	837		1,316
Brokerage	14,699		2,905
Conference fees	3,162		3,158
Principal transactions	(14,396)		(11,204)
Interest and other income	44		151

Total revenues	54,420		61,478

Operating expenses:
Compensation and benefits	45,226	83.1%	40,546	66.0%
Conference expense	6,795	12.5%	9,932	16.2%
Professional and consulting	5,888	10.8%	5,165	8.4%
Occupancy and equipment rentals	2,916	5.4%	2,332	3.8%
Advertising and marketing	589	1.1%	1,256	2.0%
Communication and market research	4,980	9.2%	2,600	4.2%
Depreciation and amortization	1,181	2.2%	1,231	2.0%
Execution and clearing	2,155	4.0%	167	0.3%
Business development	3,985	7.3%	3,630	5.9%
Impairment of other intangibles	—	0.0%	933	1.5%
Bad debt expense	158	0.3%	666	1.1%
Other	6,251	11.5%	2,679	4.4%

Total operating expenses	80,124	147.2%	71,137	115.7%

Loss before income taxes	(25,704)	-47.2%	(9,659)	-15.7%
Income tax benefit	(8,645)		(2,909)

Net loss	$(17,059)		(6,750)

          Our operating income for the nine months ended September 30, 2011 and 2010 included the following non-cash expenses (in thousands of dollars):

	Nine Months Ended

	September 30, 2011	September 30, 2010

Stock-based compensation	$2,354	(517)
Amortization of forgivable loans	1,133	1,945
Depreciation and amortization	1,181	1,321
Impairment of intangibles	—	933

Total	$4,668	3,682

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains (or losses) on investments by our Aceras BioMedical joint venture and other principal investments activity, was $0.8 million. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the nine months ended September 30, 2011 was $53.6 million, representing a decrease of 11% from $60.2 million in the comparable period of 2010. The decrease was primarily due to a $15.1 million decrease in investment banking revenues and a $3.2 million decrease in principal transactions revenues, partially offset by an $11.8 million increase in brokerage revenues.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the nine months ended September 30, 2011 and 2010 (in thousands of dollars):

	Nine Months Ended

	September 30, 2011	September 30, 2010

Revenue:
Private placement and underwriting	$45,320	53,342
Strategic advisory	4,754	11,810

Total investment banking revenue	$50,074	65,152

          Investment banking revenue was $50.1 million for the nine months ended September 30, 2011, which included $9.1 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $65.2 million, which included $9.3 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2010:

▪

Private placement and underwriting revenue for the nine months ended September 30, 2011 was $45.3 million, including $9.1 million of fair value related to warrants received, compared to $53.3 million, including $9.3 million of fair value related to warrants received, in the comparable period of 2010. The decrease in investment banking revenue is a result of a decrease in industry wide capital markets activity.

▪

Strategic advisory fees for the nine months ended September 30, 2011 were $4.8 million, compared to $11.8 million for comparable period of 2010. Strategic advisory fees decreased because the third quarter of 2010 included two significant sell side engagements in the metals & mining sector and the completion of one large advisory engagement in the oil & gas space.

Sales and Trading

          Brokerage revenue was $14.7 million, net of $1.5 million of soft dollar expense, for the nine months ended September 30, 2011, compared with $2.9 million for the nine months ended September 30, 2010. The increase in brokerage revenues was primarily due to the Hudson business acquired in the second quarter of 2011.

Principal Transactions

          Principal transactions revenue was a $14.4 million loss for the nine months ended September 30, 2011, compared with an $11.2 million loss for the nine months ended September 30, 2010, principally related to the reduced value of our warrant portfolio. The decline in our warrant portfolio value is related to the reduction in the market value of the securities underlying warrants resulting from adverse market conditions in small cap financial instruments.

          The following discussion combines Capital Markets and Merchant Banking expenses.

Expenses

Compensation

          Employee compensation and benefits expense for the nine months ended September 30, 2011 was $45.2 million, compared to $40.5 million for the comparable 2010 period. Employee compensation and benefits expense for the nine months ended September 30, 2011, excluding the $1.3 million in severance expense from compensation and excluding the $14.4 million principal transactions loss from revenue, represented 64% of transaction related revenue (revenue excluding principal transactions), compared to 56% in the comparable 2010 period. The Company targets a compensation ratio of 60% of transaction related revenue on an annualized basis.

Non-Compensation Expenses

          Non-compensation expense was $34.9 million for the nine months ended September 30, 2011, comparable to the $30.6 million for the prior year period. The increase was primarily due to a $2.4 million increase in communication and market research, a $3.6 million increase in other expense, and a $2.0 million increase in execution and clearing, offset by a $3.1 million decrease in conference expense and a decrease of $0.9 million in impairment of other intangibles.

Income Taxes

          Income tax benefit for the nine months was $8.6 million which represents a 33.6% effective tax rate compared to a 30.1% effective tax rate for the comparable 2010 period.

Liquidity and Capital Resources

          We have historically satisfied our capital and liquidity requirements through cash generated internally from operations, however, on October 31, 2011 we raised $6.65 million of 10% Convertible Secured Debentures due 2013 with a net settlement feature, and warrants in a private placement financing.

          Since June 2011, we have significantly reduced our fixed costs. During this period, we have:

•

Cut annualized fixed compensation expense by approximately $5.0 million, including salaries of our CEO and other founder senior executives. Reduced fixed payroll by approximately 20% without affecting the core strength of our platform;

•

Terminated research coverage on all China based companies due to market conditions. In addition, Rodman has refocused certain investment banking resources on the U.S. markets and its core sectors of expertise, including healthcare, oil & gas, metals & mining, technology and clean-tech. Such initiatives are expected to result in $2.4 million of annualized cost savings;

•	Suspended our China Investor Conference due to market conditions, which is expected to result in $2.9 million of cost savings.

•	Terminated or modified certain vendor relationships to align with market driven needs which is expected to result in $1.0 million in cost savings;

          Based upon our current expense structure giving effect to the cost savings initiatives described above, it is estimated that for the Company to be cash-flow positive in 2012 it will need to generate approximately $43 million in investment banking cash revenue and approximately $30 million in brokerage revenue. Investment banking revenue for the first nine months of 2011 was approximately $50 million (approximately $41 million in cash and $9 million representing the value of warrants received) and our brokerage revenue since the Hudson acquisition is annualizing at an approximate $28 million run rate. If we cannot achieve positive cash-flow from operations during 2012, then we may need to satisfy our capital and liquidity requirements though cash inflows from financing activities.

          At December 31, 2010, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level I” assets less “Level I” liabilities, “Level II” assets (consisting of municipal securities) less “Level II” liabilities (also consisting of municipal securities), net current receivables, and due to / due from clearing brokers of $30.7 million. As of September 30, 2011, we had liquid assets of $16.6 million. The decrease in liquid assets primarily relates to 2010 year-end bonus payments of $14.7 million and treasury stock purchases of $2.5 million.

          Subsequent to September 30, 2011, we raised $6.65 million of gross proceeds in a private placement financing comprised of $6.65 million of 10% Senior Secured Convertible Debentures due October 31, 2013 with a net share settlement feature, and warrants (see Note 12).

          The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, are generally paid semi-annually or annually.

          As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Exchange Act. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At September 30, 2011, we had excess net capital of $3.4 million. Regulatory net capital requirements may change based on investment and underwriting activities.

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

Cash Flows

          Unrestricted cash and cash equivalents were $12.0 million at September 30, 2011, a decrease of $1.4 million from $13.4 million at December 31, 2010.

          Operating activities provided $3.9 million of cash and cash equivalents during the nine months ended September 30, 2011.

          The primary components of cash used for the nine months ended September 30, 2011 were: (a) $2.5 million in treasury stock purchases; (b) $1.6 million in property, equipment and leasehold purchases; and (c) $0.7 million in acquisition related payments.

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

          At September 30, 2011, $6.8 million, or 26% of $26.0 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $9.0 million or 35% of financial instruments owned is related to our merchant banking activity. The remaining 39% of the financial instruments owned represents listed equity securities, restricted securities and investments in affiliates at fair value and promissory notes received in conjunction with our investment banking activities.

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

          Based on our analysis, as of September 30, 2011, the effect of a 100+/- basis point change in interest rates on the value of our warrant portfolio and promissory note and the resultant effect on our pre-tax income is considered immaterial.

          The value of Aceras BioMedical’s assets in our merchant banking segment was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments. The primary quantifiable market risk associated with Aceras BioMedical’s assets is sensitivity to changes in interest rates. Based on our analysis as of September 30, 2011 assuming a 100 basis point increase in interest rates, we estimated the reduction of pre-tax income to be immaterial.

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

          During 2011, we have been named as a party defendant in various litigations brought as class actions relating to underwritten public offering that we participated in involving China based businesses. Each of these actions is in the preliminary stages and while we believe that we have meritorious defenses, the proceedings are at too early a stage to effectively evaluate the merits or predict the outcome. There is no assurance that we will not be named in other actions brought or that the result of the pending actions or any future actions, or the costs of defense of those actions, will not adversely affect us.

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

          While the shares of our common stock have generally satisfied NASDAQ’s continued listing requirements, the price of a share of our common stock is currently below $1.00, the minimum required for continued listing on Nasdaq. Other continued listing requirements include: (i) a minimum of $2,500,000 in stockholders equity, or $35,000,000 in market capitalization, or $500,000 in net income for either the last fiscal year, or two out of the last three fiscal years; (ii) a minimum 500,000 shares in the public float valued at $1,000,000 or more; (iii) a minimum of two active market makers; and (iv) a minimum of 300 holders. If we are unable to satisfy NASDAQ’s maintenance requirements, our securities may be delisted from The NASDAQ Global Market. We cannot assure you that we will be able to continue to satisfy any or all of these criteria. If we fail to meet any on of these criteria, our stock could be delisted from NASDAQ, in which case it would be quoted on the Over the Counter Bulletin Board. The OTC Bulletin Board is not an exchange and is, thus, a less liquid market. Many institutional investors are precluded from holding securities that are quoted on the Bulletin Board and, for that reason, many analysts do not cover stocks that are quoted on the Bulletin Board. As a result, the liquidity of our stock would be impaired, making it more difficult for stockholders to trade their shares on a timely basis.

We may not successfully achieve positive cash flow and profitability in light of current economic and market conditions.

          Our ability to achieve positive cash flow and profitability depends on our ability to generate revenues and control expenses. Our revenue generation largely depends on monetizing our investment banking pipeline where fees are primarily success based. In light of prevailing geopolitical, economic and market uncertainties, we cannot predict when, or if, any of our pipeline of investment banking transactions will be consummated. As such, we cannot predict when, or if, we will be able to achieve positive cash flow or profitability on a quarterly or annual basis. Our inability to achieve profitability or positive cash flow could have an adverse impact on our ability to maintain our operations at current levels and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Shares Purchased	Price Paid per Share	Announced Plans or Programs (1)	Under the Plans or Programs (1)

July 1 - July 31, 2011	200,000	$1.49	200,000	2,389,648
August 1 - August 31, 2011	230,000	$1.39	230,000	2,159,648
September 1 - September 30, 2011	160,000	$1.28	160,000	1,999,648	(2)

Total	590,000	$1.39	590,000

(1) On May 25, 2010 we announced a stock repurchase program covering the purchase of up to an aggregate of $5 million of our common stock in the open market in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. On November 15, 2010 we announced an increase of an additional $5 million to our stock repurchase program.

(2) Based on the closing price per share of our common stock on September 30, 2011 ($1.12 per share).

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

Date: November 14, 2011

RODMAN & RENSHAW
CAPITAL GROUP, INC.

By:	/s/ Edward Rubin

Name: Edward Rubin
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David J. Horin

Name: David J. Horin
Title: Chief Financial Officer
(Principal Financial Officer)