Form 10-K
period 2011-12-31
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2012-03-16
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

          Large Accelerated Filer    ☐    Accelerated Filer    ☐    Non-accelerated Filer    ☐    Smaller Reporting Company    ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $23,876,620.

          The number of shares outstanding of the registrant’s common stock, $.001 par value, as of March 1, 2012 was 33,162,699 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          The information in response to Part III, Items 10, 11, 12, 13 and 14 of this Report are incorporated herein by reference to the Registrant’s Definitive Proxy Statement, to be filed on or before April 29, 2012, with respect to its 2012 Annual Meeting of Stockholders.

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

PART I

Item 1. Business

(a) General Development of Business

          Rodman & Renshaw Capital Group, Inc. (“RRCG”) is a Delaware holding company which was organized on December 20, 2006. RRCG, through its various subsidiaries, is engaged in investment banking, sales and trading, merchant banking and the development of the first-ever 24/7 automated electronic transaction platform to link issuers with investors for primary offerings of securities by existing publicly-traded companies. RRCG’s principal operating subsidiaries are: (i) Rodman & Renshaw, LLC, a Delaware limited liability company (“R&R”); (ii) Rodman Principal Investments, LLC, a Delaware limited liability company (“RPI”); and (iii) Direct Markets, Inc., a Delaware corporation (“DirectMarkets”). R&R is a broker dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”). RPI serves as the holding vehicle for all of RRCG’s principal-related businesses, including Aceras BioMedical LLC (“Aceras BioMedical”), a joint venture through which RRCG, in partnership with Aceras Partners, LLC (“Aceras Partners”), makes principal investments in early-stage biotechnology and life sciences companies. DirectMarkets is RRCG’s recently introduced automated state-of-the-art electronic transaction platform that directly links existing public company issuers and investors seeking to transact primary offerings of securities by existing publicly-traded companies. RRCG and its subsidiaries are collectively referred to herein as “Company,” “we,” “our” or “us”.

          On April 8, 2011, we completed our acquisition of Hudson Holding Corporation (“Hudson”). The transaction was valued at approximately $5.3 million, based upon the $2.06 per share closing price of our common stock on that date. In May, 2011, the operations of Hudson were consolidated into R&R.

Overview

          We are a full-service investment bank dedicated to providing corporate finance, strategic advisory and related services to public and private companies across multiple sectors and regions. We also provide research and sales and trading services primarily to institutional investors. We are the leader in the PIPE (private investment in public equity) and RD (registered direct offering) transaction markets. We have been ranked the #1 Placement Agent by deal volume of PIPE and RD financing transactions completed every year since 2005. The sectors that we currently serve include life science/healthcare, energy, metals & mining, industrials, airlines and technology. Our primary product and service offerings include financing transactions, including private placements and public offerings. We also provide research and sales and trading services to institutional investors.

          In 2012, we introduced our DirectMarkets platform, the first-ever 24/7 automated electronic transaction platform to link issuers with investors for primary offerings of securities by existing publicly-traded companies. The DirectMarkets platform was developed by us over the past several years, building on the expertise that we have obtained in completing more than 580 financing transactions for public companies since 2002. During the last decade, capital-raising options and alternatives for public companies have evolved from traditional follow-on offerings to RDs, ATMs and CMPOs. Through this evolution, the issuer has gained more influence over the capital-raising process by acting on shorter notice and reducing its exposure to market volatility during the life of a deal. The DirectMarkets platform is the next and logical evolutionary step in empowering the issuer and bringing access to the capital markets directly into the C-Suite of public companies through an electronic interface linking public company issuers with investors.

Business Environment

          2011 was a very difficult period in our industry. With the many geopolitical and economic uncertainties, it is difficult to time a market recovery or predict its sustainability. Market conditions and valuations for companies in the sectors in which we are active, as well as general market conditions, can materially affect our financial performance. Declining valuations in various sectors in which we are active, unprecedented volatility and lack of liquidity in certain sectors of the capital markets, as well as a slowing of economic growth generally has led to declines in financing activity, smaller financing transactions, and declining trading activity and a resulting decline in revenue from prior periods. It is not possible to predict whether, and to what degree, these conditions will continue, abate, or reverse, and the level of capital markets and trading activity is expected to remain uncertain for the foreseeable future. In addition, the nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from period to period.

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

          Although we have multiple sources of revenue derived within Capital Markets, most of our revenue in this segment is derived from (a) investment banking services and consists of private placement, underwriting and strategic advisory fees earned upon the successful completion of financing or other types of corporate transactions, such as mergers, acquisitions and dispositions and (b) sales and trading activities.

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At December 31, 2011, our outstanding investment commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $10.7 million. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

          In conjunction with the introduction of DirectMarkets in March 2012, in future periods we expect to prospectively report a third business segment, DirectMarkets. The DirectMarkets activities will be comprised of revenue associated from subscription and transaction fees, and cost/expenses related to development, production, sales and marketing and execution of the DirectMarkets platform.

(c) Narrative Description of Business

          Our business consists of: (a) investment banking, which includes corporate finance and strategic advisory services; (b) sales and trading; (c) equity research; (d) principal transactions and merchant banking; and (e) DirectMarkets.

          Investment Banking

          Our investment banking professionals focus on providing corporate finance and strategic advisory services to public and private companies. Our investment banking group consists of senior managing directors and managing directors, who focus on originating, structuring and placing transactions. A significant majority of our investment banking revenues is earned from public companies with a market capitalization below $500 million. We aim to provide these companies with capital origination services and strategic advice throughout their various stages of development.

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

          In 2011, we completed 92 financing transactions which raised in excess of $2.9 billion. In a majority of these transactions we were either the lead investment bank or the only investment bank. In addition, we are a recognized industry leader in PIPE and RD financing transactions. From January 1, 2003 through December 31, 2011, we executed an aggregate of 471 PIPE and RD financing transactions which raised in excess of $7.5 billion. In 2011, 2010, 2009, 2008 and 2007, approximately 46%, 44%, 41%, 66% and 38%, respectively, of our investment banking transactions were executed with repeat clients.

          We completed our first PIPE and RD financing transactions in 2002 and since then have become a leader in this space. The table below sets forth the number of PIPE and RD transactions completed by us and the dollars raised by us in those transactions from 2003 to 2011 as well as the total industry-wide number of transactions and dollars raised during these periods. The statistical data in the table below is derived from data published by PlacementTracker.

	Rodman & Renshaw		Industry-Wide

Period	Number of Transactions	Dollars Raised (in millions)	Number of Transactions	Dollars Raised (in millions)

2003	31	>$400	1,456	>$19,100
2004	38	>$590	2,001	>$21,600
2005	29	>$460	2,171	>$28,000
2006	45	>$850	1,622	>$31,200
2007	53	>$930	1,623	>$86,600
2008	44	>$580	1,153	>$123,800
2009	77	>$1,233	1,019	>$38,400
2010	77	>$1,221	1,151	>$39,303
2011	77	>1,273	927	>$26,528

          According to PlacementTracker, in each of calendar years 2003, 2005, 2006, 2007, 2008, 2009, 2010 and 2011, we were the leading investment bank in terms of the aggregate number of PIPE and RD financing transactions completed, and in calendar year 2004 we were the number two investment bank in terms of the aggregate number of PIPE and RD financing transactions completed.

          Strategic Advisory Services

          We also provide strategic advisory services on a broad range of transactions including mergers, acquisitions and asset sales. We are involved at each stage of these transactions, from initial structuring to final execution.

          Sales and Trading

          We are a leading independent market maker dedicated to meeting the liquidity needs of our clients, which are comprised of institutions, hedge funds, asset managers, and broker dealers, by making markets in over 12,000 U.S. and foreign securities and providing execution solutions.

          As a market maker, we provide our customers with order execution. When customers come to us seeking to buy or sell securities, we work to satisfy the customers’ needs, either by finding counterparties willing to trade with the customers (obtaining liquidity) or, where appropriate, by taking the other side of the trades, thereby providing liquidity for our customers by purchasing or selling the securities as a principal.

          Our customers are firms that require liquidity to complete stock trades, funds whose investment decisions call for shifts into or out of certain stocks, retail customers, professional traders who want to establish or liquidate their positions, and other retail brokerage firms whose individual investor clients wish to buy or sell securities. By trading with us, customers are able to obtain liquidity.

          Providing trade executions generates two types of revenue for us, commissions and fee revenue, plus sales and trading revenue.

          Commissions and fee revenue is derived from the fees that we charge our customers for executing their orders, generally a fixed price per share traded. Revenue may vary with the number and size of our customers and with their level of trading activity. Commissions and fee revenue is free of market risk for us since we either transact as an agent or on a riskless principal basis.

          Trading revenue is primarily derived from the profit and loss associated with purchases and sales of securities to facilitate customer transactions, including securities in which we make markets. In doing so, we are at risk to changes in stock prices. As a market-maker, trading revenues are generated by paying less to buy shares for our own account than we receive for selling those shares. Because the price at which we are willing to purchase shares (“bid” price) is usually less than the price at which a customer would then sell those shares (“ask” price), trading with a customer can present a market maker with an opportunity to capture the difference between these prices (“bid-ask spread”) provided it can find a counterparty with whom to trade in the same security before the stock price moves against the trader. Finding a counterparty to take the other side of a trade can be challenging, and failure to find a counterparty at the right price or time can lead to a loss.

          Equity Research

          Our research department includes senior analysts and associate analysts who cover the life science sector; energy sector; technology sector; airlines sector and industrials sector. The research department covers approximately 128 companies.

          Merchant Banking

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At December 31, 2011, our outstanding investment commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $10.7 million. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

          DirectMarkets

          The DirectMarkets platform is an automated state-of-the-art electronic transaction platform that directly links existing public company issuers and investors seeking to transact primary offerings of securities by existing publicly-traded companies. DirectMarkets was introduced in early March 2012, and we are in the process of promoting and marketing its services to both issuers and purchasers.

          The DirectMarkets platform’s functionality will include:

24/7 seamless access to the DirectMarkets portal through a graphical user interface (GUI) utilizing a desktop or laptop computer, or any mobile smart device such as a tablet or smartphone. Providing Execution Management System (EMS) and Order Management System (OMS) integration for primary offering transactions.

Connectivity among public companies, institutional investors and sell-side firms to facilitate the purchase and sale of securities, typically off an issuer’s existing shelf registration. Matching secondary market demand (i.e., investor demand typically fulfilled through transactions effected on exchanges or alternative trading systems) with a new source of supply: primary offerings of securities by existing publicly traded companies (i.e., direct purchases from issuers) utilizing reverse inquiry processes. Enabling investors to express interest directly to an issuer in its securities, becoming a catalyst for a potential transaction.

Workflow management tools for complex financing transactions beyond the standardized offerings of common stock at an agreed-upon price. Automating and standardizing the closing process for capital markets transactions from engagement letter through document negotiation, allocation and settlement resulting in significantly reduced costs and transaction expenses for the issuer.

Seamless management of ATMs by issuers through the DirectMarkets portal, efficiently selling securities directly into trading markets, reducing costs and taking advantage of market trends and opportunities.

Ability for issuers to seamlessly manage and monitor open-market buy-back programs through the DirectMarkets portal.

Connectivity among holders of large blocks of an issuer’s securities and interested purchasers, enabling such purchasers to identify and contact such holders directly, and providing venture capital firms, private equity firms, chief executive officers and other senior executives with additional opportunities to monetize their holdings. Enabling executives to sell 144 restricted and control securities into a trading market in compliance with holding period, volume restriction and manner of sale regulations.

Providing an issuer-managed social networking platform where issuers can communicate directly with investors on a targeted or non-discretionary basis through interactive (e.g., blogs, twitters, virtual tours, etc.) and static content (e.g., press releases, regulatory filings, etc.), and providing investors with a centralized destination to access information across their target companies. Providing issuers with the functionality to conduct electronic non-deal road shows with qualified investors.

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

          In 2011, we sponsored two investment conferences; one in Shanghai and one in New York. These conferences emphasize “small-cap” and “mid-cap” companies and bring together company executives, scientists, industry specialists, venture capitalists and other institutional investors and feature company presentations, panel discussions and one-on-one meetings between company managements and investors. At the conference held in Shanghai, China in March 2011, we had approximately 168 presenting companies and over 1,800 attendees. At the conference held in New York City in September 2011, there were approximately 500 presenting companies and over 3,800 attendees.

Competition

          All aspects of our business are intensely competitive. Our competitors are other investment banks, brokerage firms, merchant banks and financial advisory firms.

          We believe that the principal factors affecting our competitive standing include the quality, experience and skills of our professionals, the depth of our relationships, the breadth of our service offerings and our tenacity and commitment to serve our clients. In the investment banking industry, competition for the recruitment and retention of qualified professionals is also intense. Our ability to continue to compete effectively in our business will depend upon our continued ability to retain and motivate our existing professionals and attract new professionals.

Government Regulation

          Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of participants in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. R&R, our wholly-owned subsidiary, is registered as a broker-dealer with the SEC and FINRA and in 50 states. Accordingly, R&R is subject to regulation and oversight by the SEC and FINRA, a self-regulatory organization, which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms. State securities regulators also have regulatory or oversight authority over R&R. Our business may also be subject to regulation by foreign governmental and regulatory bodies and self-regulatory authorities in other countries.

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

          We regularly receive inquiries from FINRA relating to various aspects of our business including, but not limited to, our participation in financing transactions in which we acted as placement agent or underwriter. We expect that these inquiries will continue and that FINRA may seek further information from us with regard to pending inquiries.

Risk Management and Compliance

          Risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and expose participants to a variety of risks. The principal risks we face are market, liquidity, legal, reputation and operational risks. We consider risk management to be of paramount importance in our day-to-day operations. Consequently, we devote significant resources, including investments in personnel and technology, to the measurement, analysis and management of risk. While risk cannot be eliminated, we seek to mitigate it through a strong internal control environment, with multiple overlapping and reinforcing elements. We developed policies and procedures to identify, measure, and monitor the risks involved in our sales and trading, principal transactions and investment banking activities. We apply sound practical judgment before transactions occur to ensure appropriate risk mitigation is in place. We accomplish this objective by allocating the use of capital to each of our business units, establishing trading limits and setting credit limits for individual counterparties.

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

Employees

          As of December 31, 2011, we had approximately 191 full-time employees, most of which are based in our principal offices in New York City. We are not a party to any collective bargaining agreements and we have not had any work stoppages. We consider our relations with our employees to be good.

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

(d) Financial Information About Geographic Areas

          In 2011, 2010 and 2009, we derived certain revenues from business outside of the United States; however, such revenues were not material. Financial information concerning our operations is reported in Item 8, Financial Statements and Supplementary Data.

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

Risks Related to Our Financial Condition

Difficult market conditions can adversely affect our business in many ways, which could materially reduce our revenue or income.

          Our business, operating results and financial condition have been materially and adversely affected by recent adverse conditions in the global financial markets and adverse economic conditions throughout the world. We have no control over the political events and the global and local economic developments that influence market conditions and dynamics.

          Our revenues are directly related to the volume and value of investment banking transactions in which we are involved. During periods of unfavorable market or economic conditions, such as the past several years, the volume and size of these transactions decreased, thereby reducing the demand for our services and increasing price competition among financial services companies seeking those engagements. In addition, weakness in equity markets and diminished trading volume of securities adversely impacted our sales and trading business. Finally, the general decline in the value of securities adversely impacted our investment portfolio. The impact of these factors was exacerbated by our fixed costs and our inability to scale back other costs within a time frame sufficient to match any decreases in revenue relating to market and economic conditions.

We have limited cash and cash equivalents and rely on cash flow from operations to operate our business.

          At December 31, 2011 we had cash and cash equivalents of approximately $7.4 million. Our capital requirements have been and will continue to be significant. Historically, we have relied upon cash flow from operations to fund our working capital needs. In October 2011, we raised $6.65 million of gross proceeds in a private placement financing comprised of $6.65 million of 10% Senior Secured Convertible Debentures due October 31, 2013 with a net share settlement feature, and warrants. In light of current market and economic conditions it is difficult, if not impossible, to predict the timing or likelihood of generating revenues. In the event that we do not generate adequate cash flow from operations to fund our working capital needs we will need to raise working capital through a debt or equity financing, if available, or curtail operations.

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

Risks Related to Our Legacy Investment Banking Business

The recent volatility in the investment banking sector makes future performance difficult or impossible to predict, while fixed expenses will continue to be incurred.

          In recent years, the investment banking sector has been particularly volatile. With many geopolitical and economic uncertainties, the sector has experienced a slow-down in transactions and the ability to predict the certainty or timing of revenue has been remote. It is difficult, if not impossible, to predict whether this trend will continue in future periods. Despite the uncertainty of the amount and timing of the realization of investment banking revenue, we still incur substantial fixed costs to support our investment banking operations. If there is not a significant recovery in the sector, we may be forced to further reduce fixed costs related to our investment banking business, which would adversely affect potential future revenue or discontinue these operations. Any such reduction in our investment banking initiative could have a materially adverse effect on our result of operations and the price of our common stock.

We derive a significant portion of our revenues from the life science sector, primarily from biotechnology companies. Adverse developments or a decline in investor interest in this sector could harm our business.

          In 2011, 2010 and 2009, 44%, 31% and 53%, respectively, of our investment banking revenues were derived from the life science sector. Although this percentage may decrease over time, we anticipate that the life science sector (primarily biotechnology companies) will continue to account for a significant portion of our investment banking revenues in the foreseeable future. The life science sector is known for its volatility due to a number of factors including the following:

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

          Despite our expansion into other sectors, and our introduction of the DirectMarkets platform, our revenue and net profits may continue to be subject to the volatility of the life science sector, which could have a detrimental impact on our results of operations.

A principal investing platform, in which we will invest our own capital, will expose us to a significant risk of capital loss.

          Principal investing involves numerous risks, including illiquidity, loss of invested capital and revaluation. In the past, we have used a portion of our own capital in a variety of principal investment activities, including purchasing “shell” companies to be used in connection with future financing transactions. From time to time we also purchase securities offered in financing transactions for which we are acting as placement agent. We also hold a portfolio of equity securities, including stock and warrants that we received as part of our compensation in connection with investment banking assignments. As of December 31, 2011 we had an outstanding investment commitment of $10.7 million to Aceras BioMedical, which will use those funds to purchase compounds or equity securities in early stage companies in the life science and/or biotechnology sectors and to fund its operating budget. Other principal investing activities may involve purchasing securities in other high-risk financings of early-stage, pre-public, or distressed companies. These securities are likely to be restricted as to resale and may in any event, be highly illiquid. For example, in the case of investments in marketable securities, principal investments could be significant relative to the overall capitalization of the company in which we invest. Resale of a significant amount of these securities might adversely affect their market and/or sales price. Moreover, the companies in which we invest may rely on new or developing technologies or novel business models or concentrate on markets which have not yet developed and which may never develop sufficiently to support successful operations. Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that general market conditions will not cause the market value of our investments to decline. For example, an increase in interest rates, currency fluctuations, a general decline in the stock markets, or other market conditions adverse to companies of the type in which we may invest could result in a decline in the value of our investments or a total loss of our investment.

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

          We derive a significant portion of our revenues from investment banking engagements, including placement agent and underwriting fees and strategic advisory fees, which also have higher profit margins than our other categories of revenue. For the years 2011, 2010 and 2009, investment banking transactions accounted for 70%, 91% and 68%, respectively, of our revenues excluding principal transactions.

          Our future investment banking growth still largely depends on our ability to generate significant placement agent and underwriting fees. To do so, we must: (i) continue to build up our expertise in the sectors we currently focus on, and consider expansion into new sectors; (ii) increase the volume of corporate finance transactions in which we act as sole or lead manager; and (iii) actively solicit engagements for larger transactions. Significant factors affecting this strategy include our relatively small size, the slow-down that has occurred in transactions being consummated and competition from larger investment banks. We cannot assure you that we will be able to compete effectively for new investment banking engagements. If we are unable to increase our investment banking revenue, our rate of growth will be adversely affected, which may cause the price of our common stock to decline.

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

          Market conditions and valuations for companies in the sectors we focus on, as well as general market conditions, can materially affect our financial performance. The nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make our future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year-to-year and quarter-to-quarter depending on whether and when transactions are completed and the number, size and type of transactions completed. In particular, recent volatility in the capital markets may lead to disruptions that delay or eliminate revenue opportunities.

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

          We depend on the efforts and reputations of Michael Vasinkevich, our Vice Chairman, Edward Rubin, our Chief Executive Officer and Anthony Sanfilippo, our President. Their reputations and relationships with clients and potential clients are critical elements in expanding our business, and we believe our historical and future performance is strongly correlated to their involvement to date and their continued involvement in our operations. The loss or reduction of the services of any of Messrs. Vasinkevich, Rubin and/or Sanfilippo, due to death, disability, termination of employment or regulatory restriction, could have a material adverse effect on our operations, including our ability to attract new company clients and to raise capital from institutional investors.

          We currently have at-will employment agreements with each of Messrs. Vasinkevich, Rubin, and Sanfilippo. We cannot assure you that one or more of Messrs. Vasinkevich, Rubin, and Sanfilippo will not resign, join a competitor or form a competing company or that the restrictive covenants in their employment agreements are enforceable.

The investment banking industry is highly competitive. If we fail to address the challenges posed by this competition, we could lose our leading position in these areas, causing our operating results to suffer.

          The investment banking industry is intensely competitive, particularly in those areas in which we specialize, and we expect it to remain so for the foreseeable future. We have experienced intense price competition in our various businesses. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, could adversely affect our revenues, even as the size and number of our investment banking transactions may increase. Many of our competitors are larger, have greater financial and other resources and longer operating histories than we have, giving them a significant competitive advantage. If we expand our business into new sectors and new business lines, we will face competition from other firms as well. We compete on the basis of a number of factors, including the scope and quality of services, price, market focus and industry knowledge, client relationships and reputation. Larger firms provide a broader range of investment banking services to their clients than we do. If we do not address these competitive factors successfully, we may not be able to execute our strategy or even maintain our existing market share. In either case, our operating results would suffer as would the price of our common stock.

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

          The target for our total compensation and benefits expense is currently 60% of total consolidated revenues. This target includes equity, equity-based incentives, amortization of forgivable loans and other non-cash employee benefits. Our reliance on equity and equity-based incentives for a significant portion of the compensation package we pay to our senior executives may not be effective, especially if the market price of our common stock declines. This compensation policy could adversely impact the overall compensation our key employees, including our senior executive officers and managing directors, may receive. Our senior executives and managing directors may receive less compensation under this formula than they otherwise would receive at other firms, which would make it more difficult for us to retain our key employees, including our senior executives and managing directors, and attract new key employees.

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

          Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted the U.S. Congress, the SEC, NYSE and The NASDAQ Stock Market (“NASDAQ”) to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forego public offerings or elect to be listed on foreign markets, our underwriting business may be adversely affected. In addition, provisions of the SOX and the corporate governance rules imposed by self-regulatory organizations and stock exchanges have diverted the attention of many companies away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that either are or are planning to become public companies are incurring significant expenses in complying with the SEC reporting requirements relating to internal controls over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

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

Risks Related to Our New DirectMarkets Business

DirectMarkets is a start-up business that contemplates substantial changes in the manner in which primary securities offerings are transacted; there is no assurance that we will be successful in its implementation and achieving market acceptance.

          We have internally developed the DirectMarkets platform over the past few years and have only recently publicly announced and introduced it. The business model contemplates changing the manner in which primary securities offerings are effected and will require issuers and purchasers of securities to adopt, and adapt to, the business model. Further, while we have introduced the DirectMarkets platform, we still must achieve its launch as an operating platform. There is no assurance that we will be successful in such launch or that upon launch we will gain sufficient market acceptance to achieve critical mass and profitability.

As a start-up technology initiative, the further development, marketing and implementation of the DirectMarkets platform will require substantial capital expenditures; if we are unable to fund these costs from cash flow from operations, we will need to raise capital or enter into joint venture initiatives to implement the DirectMarkets business plan.

          The cost to develop and launch a start-up technology initiative, such as the DirectMarkets platform, requires substantial capital to support the development and marketing initiative. The magnitude of the capital required is uncertain and subject to developments and events that may be outside of our control. Our limited cash may not be sufficient to support the working capital needs of DirectMarkets. If we do not generate cash flow from operations or raise incremental capital to support our operations we may need to curtail the operations of DirectMarkets, which would adversely impact its potential market penetration and success, or seek financing through a joint venture initiative or similar arrangement which would be dilutive.

The DirectMarkets platform will facilitate the purchase and sale of securities which are regulated by the SEC and/or FINRA; there is no assurance that regulators will not raise regulatory concerns with the manner in which securities transactions are effected through the DirectMarkets platform.

          While we believe that the manner in which it is contemplated that the DirectMarkets platform will facilitate securities transactions is compliant with all applicable rules and regulations, there is no assurance that Federal, state and quasi-governmental agencies will not make inquiries of us in this respect and potentially disagree with our interpretations and understandings of the applicable rules and regulations. Any adverse positions and or actions by any governmental or regulatory authority could have a material adverse effect on the success of the DirectMarkets business.

We depend on the services of a limited number of key executives to guide the launch and implementation of the DirectMarkets business plan and the loss of their services would have a material adverse effect on the implementation of that plan.

          We depend on the efforts and reputation of Kevin Lupowitz, the Chief Executive Officer of our DirectMarkets subsidiary. His reputation in the electronic trading platform arena and his relationships within that arena are critical elements in the launch and success of the DirectMarkets business. The loss of the services of Mr. Lupowitz, due to death, disability, termination of employment or regulatory restriction, could have a material adverse effect on our ability to successfully launch DirectMarkets and implement its business plan. We currently have an at-will employment agreement with Mr. Lupowitz. We cannot assure you that Mr. Lupowitz will not resign, join a competitor or form a competing company or that the restrictive covenants in his employment agreement are enforceable.

The DirectMarkets business could be adversely affected by our inability to attract and retain talented employees, including sales, technology and development professionals.

          The DirectMarkets business requires highly specialized knowledge of the financial industry and of technological innovation as it applies to the financial industry. If we are unable to hire or retain the services of talented management, sales, technology and development professionals, we would be at a competitive disadvantage. In addition, recruitment and retention of qualified staff could result in substantial additional costs.

If our security measures for DirectMarkets are breached and unauthorized access is obtained to our system, issuers and purchasers may become hesitant to use, or reduce or stop their use of, our DirectMarkets platform, which would adversely affect our operating results.

          Our DirectMarkets platform involves the storage and transmission of our users’ proprietary information. The secure transmission of confidential information over the Internet and other networks is a critical element of our operations. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential information, our reputation could be damaged resulting in significant liability and loss of confidence in our marketplace. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual, threatened or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and could cause our users to reduce or stop their use of our DirectMarkets platform. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we intend to continue to implement industry-standard security measures, we cannot be certain that those measures will be sufficient.

We may be unable to protect our intellectual property, which could make it easier for competitors to replicate our business, or we may be prevented from using intellectual property necessary for our business.

          DirectMarkets relies in part on proprietary technology and other intellectual property that we own. We cannot guarantee that any steps we take to protect against infringement and misappropriation of our intellectual property by third parties will be effective. Furthermore, because legal standards relating to the validity, enforceability and scope of proprietary rights in technology businesses are uncertain and still evolving, we cannot predict the future viability or value of our proprietary rights and those of other companies within our industry. In addition, third parties in non-U.S. jurisdictions could acquire patents covering intellectual property for which we obtain patents in the United States, or equivalent intellectual property. Third parties in other jurisdictions might also misappropriate our intellectual property rights with impunity if intellectual property laws are not actively enforced in those jurisdictions.

          In addition, we are subject to the risk of unknowingly infringing on the intellectual property rights of a third party. For example, there has been a proliferation of so-called “business method patents” applicable to the technology and financial services industries. There has also been a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications remain secret for 18 months and may, depending upon where else such applications are filed, remain secret until a patent is issued. In light of these factors, it may not be practicable to determine in advance whether our products or services may infringe the present or future patent rights of others. If one or more of our products were found by a court to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services or to redesign the products or services in such a way as to avoid infringing those patents. If a third party were to bring a claim against us, regardless of the merits of the third-party claim, we would need to bear the expense and uncertainty of litigation.

As we expand our users and product offerings for DirectMarkets, failure to expand our system capacity could adversely affect our business.

          As we expand our users and the functionality of the DirectMarkets platform, we will need to expand our system capacity. If our systems are unable to handle increased system usage and expanded system functionality, we could incur financial losses, and/or damage to our reputation. System failures or errors could lead users to file formal complaints with industry regulatory organizations, initiate regulatory inquiries or proceedings, file lawsuits against us, used the platform less frequently or cease doing business with us.

A failure in the design, operation or configuration of our technology could adversely affect our profitability and reputation.

          A technological failure or error in one or more aspect of the DirectMarkets platform functionality could result in lost revenues and/or user dissatisfaction. While we intend to put the DirectMarkets platform through rigorous quality assurance testing and certifications, we cannot test for all potential scenarios or ensure that the technology will function as designed and intended in all cases.

Insufficient system capacity, system operating failures, disasters or security breaches could materially harm our reputation, financial position and profitability.

          The DirectMarkets business will rely heavily on the computer and communications systems supporting our operations, which must monitor, process and support transactions through the platform. As our business expands, we will need to expand our systems to accommodate an increasing volume of transactions through the platform and a larger client base. In addition, certain changes in market practices may require us to invest in infrastructure to increase capacity levels. The presence of computer viruses can also cause failure within our systems. If any of our systems do not operate properly, are disabled, breached or attacked by hackers or other disruptive problems, we could incur reputational damage. System failure, degradation, breach or attack could adversely affect our ability to effectuate transactions through the DirectMarkets platform and lead to customer dissatisfaction which would adversely affect market penetration and our results of operations.

DirectMarkets will be dependent on certain third party vendors for key services.

          DirectMarkets will depend on a number of third parties to supply key elements of the DirectMarkets functionality. We cannot be certain that any of these providers will be willing and able to continue to provide these services in an efficient and cost-effective manner or that they will be willing or able to meet our evolving needs. Moreover, we are dependent on our communications network providers for interconnectivity with users of the DirectMarkets platform to service such users and operate effectively. If our vendors fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for the supply of these services, we may fail, in turn, to provide our services or to meet our obligations to our users and our business, financial condition and our operating results could be materially harmed.

Inability to protect our intellectual property may result in increased competition, loss of business or other negative results on our business and financial condition.

          The success of the DirectMarkets platform is dependent, in part, upon our proprietary intellectual property. We generally rely upon patents, copyrights, trademarks and trade secrets to establish and protect our rights in our proprietary technology, methods, products and services. We cannot assure that any of the rights granted under any patent, copyright or trademark that we may obtain will protect our competitive advantages. A third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., so we cannot predict our ability to properly protect our intellectual property in those jurisdictions. Third parties operating in jurisdictions in which we have not filed for protection may obtain rights in intellectual property that we have protected in the U.S. and other jurisdictions or may be able to misappropriate our intellectual property with impunity.

          There can be no assurance that we will be able to protect our proprietary intellectual property from improper disclosure or use, or that others will not develop technologies that are similar or superior to our technology without violating our intellectual property. Violations of our intellectual property by third parties could have an adverse effect on our competitiveness and business. In addition, the cost of seeking to enforce our intellectual property rights could have an adverse effect on our financial results.

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

          Since October 16, 2007, the day our stock commenced trading on the NASDAQ Global Market, through March 15, 2012, the sales price of our common stock has fluctuated from $6.35 to $0.19. This wide range could be attributable to a number of factors including one or more of the following:

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

          As of March 1, 2012, our largest stockholder, Paul Revere, LLC (“Revere”), owned approximately 38% of our outstanding common stock. Revere is owned one-third by Edward Rubin, our Chief Executive Officer, and two-thirds by a trust, the beneficiaries of which are the wife and children of Michael Vasinkevich, our Vice Chairman. In addition, our other senior executive officers collectively own approximately 8% of our common stock. As a result, our public stockholders have limited influence over the election of directors, management, company policies or major corporate decisions that require the consent of stockholders owning a majority of our issued and outstanding shares of common stock, such as mergers, consolidations and the sale of all or substantially all of our assets. This could adversely impact the market value of our common stock.

If we are unable to satisfy NASDAQ’s maintenance requirements, including a bid price of not less than $1.00, our common stock may be delisted from NASDAQ, which could impair the liquidity and the value of our common stock.

          On November 15, 2011, we received a notification letter (the “Notice”) from NASDAQ advising us that for the 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 5450(a)(1) (the “Minimum Bid Price Rule”). The Notice had no effect on the listing of our common stock at the time of the notice and our common stock continued to trade on the NASDAQ Global Market under the symbol “RODM.” The Notice also stated that we would be provided 180 calendar days, or until May 14, 2012, to regain compliance with the Minimum Bid Price Rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to that date. On March 8, 2012, we received written notification from NASDAQ that we had regained compliance with the Minimum Bid Price Rule. There is no assurance that we will remain in compliance with the Minimum Bid Price Rule in future periods or that we will remain in compliance with other NASDAQ continued listing requirements which include: (i) a minimum of $2,500,000 in stockholders equity, or $35,000,000 in market capitalization, or $500,000 in net income for either the last fiscal year, or two out of the last three fiscal years; (ii) a minimum 500,000 shares in the public float valued at $1,000,000 or more; (iii) a minimum of two active market makers; and (iv) a minimum of 300 holders. If we are unable to satisfy NASDAQ’s continued listing requirements, our securities may be delisted from The NASDAQ Global Market. We cannot assure you that we will be able to satisfy any or all of these criteria. If our stock is delisted from NASDAQ it would be quoted on the Over the Counter Bulletin Board. The OTC Bulletin Board is not an exchange and is, thus, a less liquid market. Many institutional investors are precluded from holding securities that are quoted on the Bulletin Board and, for that reason many analysts do not cover stocks that are quoted on the Bulletin Board. As a result, the liquidity of our stock would be impaired, making it more difficult for stockholders to trade their shares on a timely basis.

If our Common Stock is delisted from NASDAQ, you may have difficulty selling shares of our Common Stock.

          If our stock is delisted, you may find it difficult to dispose of or obtain accurate quotations as to the market value of your shares. In addition, securities not listed on an exchange may be subject to an SEC rule that imposes various practice requirements on broker-dealers who sell unlisted securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling unlisted securities, which may further limit its liquidity. If applicable, this could also make it more difficult for us to raise additional capital.

          Under certain circumstances, if the trading price for common stock that is listed on an exchange drops below $5.00 per share, it could be considered a “penny stock.” In such case, it will be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker-dealers who recommend penny stocks to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker-dealer must make an individualized written suitability determination for the purchaser, considering such purchaser’s financial situation, investment experience and investment objectives, with respect to penny stock transactions and receive the purchaser’s written consent prior to the transaction. Our Common Stock may be considered a “penny stock” if it trades below $5.00 per share and we do not meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years.

          The penny stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny stock transactions. As a result, there is generally less trading in penny stocks. Accordingly, you may not always be able to resell shares of our Common Stock publicly at the time and prices that you feel are fair or appropriate.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          Our corporate headquarters are located in New York City on the 20th floor at 1251 Avenue of the Americas, where we sublease 40,300 square feet under a lease that expires in October 2013. Both of our business segments operate out of this location. In addition, the Capital Markets segment has offices in Jersey City, NJ, Boca Raton, FL, Boston, MA, Chicago, IL, Cleveland, OH, Houston, TX, Los Angeles, CA, Norwalk, CT and Tinton Falls, NJ.

Item 3. Legal Proceedings

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

          During 2011, we were named as a defendant in various litigations brought as class actions and one derivative action relating to underwritten public offerings that we participated in involving China based businesses. To date, several of these litigations have been dismissed as against us. The remaining actions are in the preliminary stages and while we believe that we have meritorious defenses, the proceedings are at too early a stage to effectively evaluate the merits or predict the outcome. There is no assurance that we will not be named in other actions brought or that the result of the pending actions or any future actions, or the costs of defense of those actions, will not adversely affect us.

Item 4. Mine Safety Disclosure

          Not applicable.

PART II

Item 5. Market Price of Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is listed on the NASDAQ Global Market and traded under the symbol “RODM.” The following table sets forth for the periods indicated the high and low prices per share for our common stock, as reported on the NASDAQ.

	Sales Price

	High	Low

2011
First Quarter	$2.75	$1.86
Second Quarter	2.12	1.20
Third Quarter	1.73	1.05
Fourth Quarter	1.10	0.41

2010
First Quarter	5.65	3.78
Second Quarter	4.79	2.41
Third Quarter	3.14	1.97
Fourth Quarter	3.33	2.06

          As of March 6, 2012, we had approximately 374 stockholders of record.

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

          Information concerning our equity compensation plans required by Item 201(d) of Regulation S-K appears in Note 13 to our Consolidated Financial Statements and will be included in our definitive proxy statement which is incorporated herein by reference.

Issuer Purchases of Equity Securities.

          During the fourth quarter of 2011, we purchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1 - October 31, 2011	—	$—	—	4,949,568
November 1 - November 30, 2011	595,000	$0.53	595,000	4,354,568
December 1 - December 31, 2011	225,000	$0.49	225,000	4,129,568	(2)

Total	820,000	$0.52	820,000

(1) On May 25, 2010 we announced a stock repurchase program covering the purchase of up to an aggregate of $5 million of our common stock in the open market in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. On November 15, 2010 we announced an increase of an additional $5 million to our stock repurchase program.

(2) Based on closing price per share of our common stock on December 31, 2011 ($0.44 per share).

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

          The following table summarizes our selected historical consolidated financial data for the periods and at the dates indicated. You should read this information in conjunction with our audited consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Form 10-K. We derived our selected historical consolidated financial data as of December 31, 2011, 2010, 2009, 2008 and 2007 and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, from our audited consolidated financial statements. The results of operations for certain businesses that we no longer own are reported as discontinued operations.

Amounts in Thousands, Except Per Share Amounts	Year Ended December 31,

	2011	2010	2009	2008	2007

Revenues:
Investment banking	$57,573	87,245	90,433	52,473	55,829
Merchant banking	1,149	1,573	36,018	—	—
Brokerage	20,888	4,102	4,423	6,492	6,914
Conference fees	3,107	3,158	1,598	2,395	2,472
Principal transactions	(17,275)	(12,597)	(512)	(13,048)	3,872
Interest and other income	47	134	265	876	883

Total revenues	65,489	83,615	132,225	49,188	69,970

Operating expenses:
Compensation and benefits	48,545	54,653	62,437	34,639	41,333
Conference expense	6,980	9,932	3,379	6,223	5,903
Professional and consulting	7,581	6,504	7,450	6,276	4,731
Communication and market research	7,148	3,545	2,750	2,646	1,981
Business development	4,971	5,522	2,228	2,926	3,006
Impairment of goodwill / other intangibles	813	933	1,327	21,719	376
Other	17,414	10,570	10,574	9,714	4,566

Total operating expenses	93,452	91,659	90,145	84,143	61,896

Operating income (loss)	(27,963)	(8,044)	42,080	(34,955)	8,074
Interest expense	—	—	—	—	3,772

Income (loss) before income taxes	(27,963)	(8,044)	42,080	(34,955)	4,302
Income tax expense (benefit)	8,428	(2,487)	(3,913)	2,482	(440)

Net income (loss)	(36,391)	(5,557)	45,993	(37,437)	4,742
Less: Net income to non-controlling interest	—	—	18,695	—	—

Net income (loss) from continuing operations	(36,391)	(5,557)	27,298	(37,437)	4,742
Net income (loss) from discontinued operations	—	—	—	—	17

Net income (loss) to common stockholders	$(36,391)	(5,557)	27,298	(37,437)	4,759

Unrealized (loss) gain on investments, net of tax	—	—	—	—	(141)
Reclassification adjustment for realized gain on investments	—	—	—	141	(1,002)

Comprehensive income (loss)	$(36,391)	(5,557)	27,298	(37,296)	3,616

Basic income (loss) per common share:
From continuing operations	$(0.99)	(0.15)	0.77	(1.12)	0.21
From discontinued operations	—	—	—	—	0.00

Net income (loss)	$(0.99)	(0.15)	0.77	(1.12)	0.21

Diluted income (loss) per common share:
From continuing operations	$(0.99)	(0.15)	0.73	(1.12)	0.20
From discontinued operations	—	—	—	—	0.00

Net income (loss)	$(0.99)	(0.15)	0.73	(1.12)	0.20

Weighted average common shares outstanding:
Basic	36,798	36,079	35,588	33,375	23,039

Diluted	36,798	36,079	37,399	33,375	24,024

Amounts in Thousands, Except Per Share Amounts	Year Ended December 31,

	2011	2010	2009	2008	2007

Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,391	14,798	15,546	21,754	54,834
Financial instruments owned, at fair value	$21,862	37,980	56,156	13,872	9,011
Total assets	$38,826	81,103	94,886	47,682	71,872
Total liabilities	$18,174	28,842	19,445	17,148	11,104
Common shareholders’ equity	$20,652	52,261	63,382	30,535	60,768

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Report.

          We are a full-service investment bank dedicated to providing corporate finance, strategic advisory and related services to public and private companies across multiple sectors and regions. We also provide research and sales and trading services primarily to institutional investors. We are the leader in the PIPE (private investment in public equity) and RD (registered direct offering) transaction markets. We have been ranked the #1 Placement Agent by deal volume of PIPE and RD financing transactions completed every year since 2005. The sectors that we currently serve include life science/healthcare, energy, metals & mining, industrials, airlines and technology. Our primary product and service offerings include financing transactions, including private placements and public offerings. We also provide research and sales and trading services to institutional investors.

          In 2012, we introduced our DirectMarkets platform, the first-ever 24/7 automated electronic transaction platform to link issuers with investors for primary offerings of securities by existing publicly-traded companies. The DirectMarkets platform was developed by us over the past several years, building on the expertise that we have obtained in completing more than 580 financing transactions for public companies since 2002. During the last decade, capital-raising options and alternatives for public companies have evolved from traditional follow-on offerings to RDs, ATMs and CMPOs. Through this evolution, the issuer has gained more influence over the capital-raising process by acting on shorter notice and reducing its exposure to market volatility during the life of a deal. The DirectMarkets platform is the next and logical evolutionary step in empowering the issuer and bringing access to the capital markets directly into the C-Suite of public companies through an electronic interface linking public company issuers with investors.

Business Environment

          2011 was a very difficult period in our industry. With the many geopolitical and economic uncertainties, it is difficult to time a market recovery or predict its sustainability. Market conditions and valuations for companies in the healthcare, metals & mining, oil & gas, technology and clean-tech sectors and other sectors in which we are active, as well as general market conditions, can materially affect our financial performance. Declining valuations in various sectors in which we are active, unprecedented volatility and lack of liquidity in certain sectors of the capital markets, as well as a slowing of economic growth generally has led to declines in financing activity, smaller financing transactions, declining trading activity and a resulting decline in revenue from prior periods. It is not possible to predict whether, and to what degree, these conditions will continue, abate, or reverse, and the level of capital markets and trading activity is expected to remain uncertain for the foreseeable future. In addition, the nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from period to period.

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

          Although we have multiple sources of revenue derived within Capital Markets, most of our revenue in this segment is derived from (a) investment banking services and consists of private placement, underwriting and strategic advisory fees earned upon the successful completion of financing or other types of corporate transactions, such as mergers, acquisitions and dispositions and (b) sales and trading activities.

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, LLC, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At December 31, 2011, our outstanding investment commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $10.7 million. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

          In conjunction with the introduction of DirectMarkets in 2012, we expect to prospectively report a third business segment, DirectMarkets. The DirectMarkets activities will be comprised of revenue associated from subscription and transaction fees, and cost/expenses related to development, production sales and marketing, and execution of the DirectMarkets platform.

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

          Our management believes that our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most difficult subjective or complex judgments) are our valuation of financial instruments, valuation of goodwill, income taxes and our use of estimates related to compensation and benefits during the year.

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

          Level I includes those financial instruments whose valuations are based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

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

          Level III is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are warrants, private securities and limited partnership interests.

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

Goodwill

          At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its carrying value. The fair value of reporting units are based on valuations techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods. (Refer to Note 6, Goodwill and Other Intangible Assets, in our Consolidated Financial Statements for further detail on our assessment of goodwill.)

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

          Accounting Standards Codification (ASC) 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our management does not believe that we have any material uncertain tax position requiring recognition or measurement in accordance with the provisions of ASC 740-10.

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

Results of Operations

2011 compared to 2010

          The following table sets forth the results of operations for the years ended December 31, 2011 and 2010 (in thousands of dollars):

	Year Ended

	December 31, 2011		December 31, 2010

		% of net Revenue		% of net Revenue

Revenues:
Investment banking	$57,573		87,245
Merchant banking	1,149		1,573
Brokerage	20,888		4,102
Conference fees	3,107		3,158
Principal transactions	(17,275)		(12,597)
Interest and other income	47		134

Total revenues	65,489		83,615

Operating expenses:
Compensation and benefits	48,545	74.1%	54,653	65.4%
Conference fees	6,980	10.7%	9,932	11.9%
Professional and consulting	7,581	11.6%	6,504	7.8%
Occupancy and equipment rentals	3,773	5.8%	3,111	3.7%
Advertising and marketing	696	1.1%	1,520	1.8%
Communication and market research	7,148	10.9%	3,545	4.2%
Depreciation and amortization	1,597	2.4%	1,613	1.9%
Business development	4,971	7.6%	5,522	6.6%
Execution & clearance	3,214	4.9%	227	0.3%
Impairment of goodwill and other intangible assets	813	1.2%	933	1.1%
Bad debt expense	251	0.4%	666	0.8%
Other	7,883	12%	3,433	4.1%

Total operating expenses	93,452	142.7%	91,659	109.6%

Income (loss) before income taxes	(27,963)	-42.7%	(8,044)	-9.6%
Income tax expense (benefit)	8,428		(2,487)

Net income (loss)	(36,391)		(5,557)

Less: Net income to non-controlling interest	—		—

Net income (loss) to common stockholders	$(36,391)		(5,557)

          Operating income for the years ended December 31, 2011 and 2010 included the following non-cash expenses (in thousands of dollars):

	Year Ended

	December 31, 2011	December 31, 2010

Stock-based compensation	$2,290	(73)
Amortization of forgivable loans	1,258	2,639
Depreciation and amortization	1,597	1,613
Impairment of goodwill and other intangible assets	813	933

Total	$5,958	5,112

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains (or losses) on investments by Aceras BioMedical and other principal investments activity, was $1.1 million. We recognize revenue on investments in the merchant banking segment based on realized and unrealized gains (or losses) reported. The value of Aceras BioMedical’s assets was determined based on a valuation as of December 31, 2011, taking into consideration the cost of the investment, market participant inputs, non-binding offers made by third parties, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions and those characteristics specific to the underlying investments may result in significant changes in the estimated fair value of these investments.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources, (1) investment banking and (2) sales and trading.

          Total revenue for 2011 was $64.3 million, representing a decrease of 22% from $82.0 million in the comparable period of 2010. The decrease was primarily due to a $29.7 million decrease in investment banking revenues.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the years ended December 30, 2011 and 2010 (in thousands of dollars):

	Year Ended

	December 31, 2011	December 31, 2010

Revenue:
Private placement and underwriting	$52,358	74,288
Strategic advisory	5,215	12,957

Total investment banking revenue	$57,573	87,245

           Investment banking revenue was $57.6 million for 2011, which included $10.1 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $87.2 million in 2010, which included $12.7 million related to warrants and notes received as compensation for activities as underwriter or placement agent at fair value:

•

Private placement and underwriting revenue for 2011 was $52.4 million, including $10.1 million of fair value related to warrants received, compared to $74.3 million in 2010, including $12.7 million warrants received. The decrease in investment banking revenue is a result of a decrease in industry wide capital markets activity and the suspension of our China investment banking practice.

•

Strategic advisory fees for 2011 were $5.2 million, compared to $13.0 million in 2010. Strategic advisory fees decreased because 2010 included two significant sell side engagements in the metals & mining sector and the completion of one large advisory engagement in the oil & gas space.

Brokerage

          Brokerage revenues increased by $16.8 million up to $20.9 million for 2011, compared with $4.1 million in 2010. The increase in brokerage revenues was primarily due to the Hudson business acquired in the second quarter of 2011.

Principal Transactions

          Principal transactions, reflecting the change in fair value of our warrant portfolio, generated a loss for 2011 of $17.3 million, compared with a $12.6 million loss in 2010. The decline in our warrant portfolio value is related to the reduction in the market value of the securities underlying warrants resulting from adverse market conditions in small cap financial instruments.

               The following discussion of expenses will be on the combined Capital Markets and Merchant Banking expenses.

Expenses

Compensation

          Employee compensation and benefits expense for the year ended December 31, 2011 was $48.5 million, compared to $54.7 million for the comparable 2010 period. Employee compensation and benefits expense for the year ended December 31, 2011, excluding the $1.7 million in severance expense from compensation and excluding the $17.3 million principal transactions loss from revenue, represented 57% of transaction related revenue (revenue excluding principal transactions), compared to 57% in the comparable 2010 period. We target a compensation ratio of 60% of transaction related revenue on an annualized basis.

Non-Compensation Expenses

          Non-compensation expense was $44.9 million for 2011, versus $37.0 million in 2010, or 69% of net revenues for 2011 versus 44% of net revenues in 2010. The increase was primarily due to a $4.5 million increase in other expense, a $3.6 million increase in communication and market research, a $3.0 million increase in execution and clearing and a $1.1 million increase in professional and consulting expense, offset by a $3.0 million decrease in conference expense.

Income Taxes

          In determining the possible future realization of deferred tax assets, the future taxable income from the following sources was taken into account: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

          In 2011, we concluded after considering all available evidence that our deferred tax asset is no longer more likely than not to be realized. This conclusion resulted in the recording of a valuation allowance for all of our deferred tax assets.

2010 compared to 2009

          The following table sets forth the results of operations for the years ended December 31, 2010 and 2009 (in thousands of dollars):

	Year Ended

	December 31, 2010		December 31, 2009

		% of net Revenue		% of net Revenue

Revenues:
Investment banking	$87,245		90,433
Merchant banking	1,573		36,018
Brokerage	4,102		4,423
Conference fees	3,158		1,598
Principal transactions	(12,597)		(512)
Interest and other income	134		265

Total revenues	83,615		132,225

Operating expenses:
Compensation and benefits	54,653	65.4%	62,437	47.2%
Conference fees	9,932	11.9%	3,379	2.6%
Professional and consulting	6,504	7.8%	7,450	5.6%
Occupancy and equipment rentals	3,111	3.7%	3,125	2.4%
Advertising and marketing	1,520	1.8%	1,582	1.2%
Communication and market research	3,545	4.2%	2,750	2.1%
Depreciation and amortization	1,613	1.9%	2,282	1.7%
Business development	5,522	6.6%	2,228	1.7%
Office supplies	662	0.8%	677	0.5%
Impairment of goodwill	933	1.1%	1,327	1.0%
Bad debt expense	666	0.8%	—	0.0%
Other	2,998	3.6%	2,908	2.2%

Total operating expenses	91,659	109.6%	90,145	68.2%

Income (loss) before income taxes	(8,044)	-9.6%	42,080	31.8%
Income tax expense (benefit)	(2,487)		(3,913)

Net income (loss)	(5,557)		45,993

Less: Net income to non-controlling interest	—		18,695

Net income (loss) to common stockholders	$(5,557)		27,298

          Operating income for the years ended December 31, 2010 and 2009 included the following non-cash expenses (in thousands of dollars):

	Year Ended

	December 31, 2010	December 31, 2009

Stock-based compensation	$(73)	5,799
Amortization of forgivable loans	2,639	1,898
Depreciation and amortization	1,613	2,282
Impairment of goodwill and other intangible assets	933	1,327

Total	$5,112	11,306

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

Brokerage

          Brokerage revenues decreased by $0.3 million, or 7%, to $4.1 million for 2010, compared with $4.4 million in 2009. The decrease is attributable to a lower volume of transactions that occurred in 2010 as well as a decrease in sales and trading employees throughout the year.

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

Expenses

Compensation

          Compensation expense decreased $7.8 million, or 12%, while total net revenues (less net income to non-controlling interest) decreased 16% for 2010. The ratio of compensation to net revenues (less net income to non-controlling interest) was 57% for 2010 as compared to 55% in 2009. The increase in compensation and benefits is attributed to our variable compensation structure, whereby the majority of compensation expense is based on revenue production.

Non-Compensation Expenses

          Non-compensation expense was $37.0 million for 2010, versus $27.7 million in 2009, or 44% of net revenues for 2010 versus 24% of net revenues (less net income to non-controlling interest) in 2009. The increase in non-compensation was primarily due to expenses related to the China Investment Conference in the first quarter, the London Investment Conference in the second quarter and the New York Investment Conference in the third quarter, as well as higher business development expenses.

Income Taxes

          Income tax benefit was $2.5 million, or a 30.9% tax rate, for the year ended December 31, 2010, compared to an income tax benefit of $3.9 million or (9.3%) tax rate for 2009. The primary reason for the differential in the tax rates was a $3.9 million reduction in our valuation allowance in 2009.

Liquidity and Capital Resources

          We have historically satisfied our capital and liquidity requirements through cash generated internally from operations. However, In October 2011, we raised $6.65 million of gross proceeds in a private placement financing comprised of $6.65 million of 10% Senior Secured Convertible Debentures due October 31, 2013 with a net share settlement feature, and warrants.

          At December 31, 2011, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level I” assets less “Level I” liabilities, “Level II” assets (consisting of municipal securities) less “Level II” liabilities (also consisting of municipal securities), net current receivables and due to / due from clearing brokers of $15.5 million. At December 31, 2010, we had liquid assets of $30.7 million.

          The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, are generally paid semi-annually or annually.

          As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Exchange Act. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At December 31, 2011, we had excess net capital of $5.3 million. Regulatory net capital requirements may change based on investment and underwriting activities.

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

Cash Flows

          Unrestricted cash and cash equivalents were $5.8 million at December 31, 2011, a decrease of $7.6 million from $13.4 million at December 31, 2010.

          Operating activities used $7.5 million of cash and cash equivalents in 2011. Our $36.4 million loss partially offset by reductions in many of our asset classifications contributed to the decrease in cash.

          The primary components of cash used by investing activities in 2011 were: (a) $2.3 million in connection with the purchase of property and equipment and the capitalization of software development costs; (b) $1.0 million in acquisition related payments; and (c) $0.5 million in merchant banking investments.

          The primary components of cash provided by financing activities in 2011 were: (a) a $6.7 million issuance of convertible debt; partially offset by (b) $2.9 million in treasury stock purchases.

          Unrestricted cash and cash equivalents were $13.4 million at December 31, 2010, an increase of $0.8 million from $12.6 million at December 31, 2009.

          Operating activities provided $10.5 million of cash and cash equivalents in 2010. Our $9.2 million and $6.8 million increase in accrued compensation payable and decrease in financial instruments owned, at fair value, respectively, from December 31, 2009 contributed to our cash position. Our accrued compensation balance increased during the twelve months ended December 31, 2010, primarily due to our deferral of year-end 2010 bonus payments to February 2011.

          The primary components of cash used by investing activities in 2010 were: (a) $1.6 million in connection with the purchase of property and equipment and leasehold improvements; and (b) $0.9 million and $1.3 million in connection with contractual payments related to the acquisitions of Miller Mathis and COSCO, respectively.

          The primary component of cash used by financing activities in 2010 was $5.3 million in treasury stock purchases.

          Unrestricted cash and cash equivalents were $12.6 million at December 31, 2009, a decrease of $5.8 million from $18.4 million at December 31, 2008.

          Operating activities used $4.9 million of cash and cash equivalents in 2009. Our $54.2 million and $3.0 million increase in financial instruments owned, at fair value and receivable from brokers, dealers and clearing agencies, respectively, from December 31, 2008 contributed to the use of our cash. Our accrued compensation balance decreased $5.2 million during the twelve months ended December 31, 2009, primarily due to our making 2008 and 2009 earned aggregate cash bonus payments to our employees during 2009.

          The primary components of cash used by investing activities in 2009 were: (a) $2.5 million in connection with the purchase of property and equipment and leasehold improvements; and (b) $2.0 million and $1.7 million in connection with the acquisitions of Miller Mathis and COSCO, respectively; offset by $5.3 million of net cash provided by Aceras BioMedical investing activities.

Contractual Obligations

          Our commitments and contingencies include: (a) real property leases; (b) equipment leases; (c) long-term debt; and (d) the Aceras BioMedical joint venture agreement. Our principal offices are located at 1251 Avenue of the Americas, New York, New York where we lease the entire 20th floor. The lease expires in October 2013.

          The following table sets forth information relating to our contractual obligations as of December 31, 2011 (in thousands of dollars):

	2012		2013	2014	Total

Operating lease obligations - gross	$3,908		2,673	96	6,677
Operating lease obligations - subleases	(128)		—	—	(128)

Operating lease obligations - net	3,780		2,673	96	6,549
Long-term debt obligations	—		6,650	—	6,650
Aceras BioMedical joint venture agreement	10,702	(1)	—	—	10,701

Total	$14,482		9,323	96	23,900

(1)	Pursuant to the Aceras BioMedical joint venture agreement, the timing of these expenditures may based upon investment timing considerations.

Off-Balance Sheet Arrangements

          An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which a company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) any obligation under certain derivative instruments or (d) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services for our benefit.

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

          Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

Recent Accounting Pronouncements

          In May 2011, the Financial Accounting Standards Board (“FASB”) issued accounting updates to ASC 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels I and II; and for Level III fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level III measurements. The updates are effective March 1, 2012 and will be applied prospectively. The adoption of this guidance will not have an impact on our financial condition, results of operations or cash flows.

          In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) on presenting comprehensive income with the intention of increasing its prominence in financial statements by eliminating the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. The standard requires comprehensive income to be reported in either a single statement that presents the components of net income, the components of other comprehensive income, and total comprehensive income, or in two consecutive statements. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

          In September 2011, the FASB issued an ASU, Testing Goodwill for Impairment (“ASU 2011-08”) to Topic 350, Intangibles — Goodwill and Other. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not affect our financial condition, results of operation or cash flows.

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

          We trade in equity securities as an active participant in both listed and OTC equity markets. We maintain securities in inventory to facilitate our market-making activities and customer order flow. We use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business, including establishing position limits by product type and industry sector, closely monitoring inventory turnover, maintaining long and short positions in related securities, using exchange-traded equity options and other derivative instruments.

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

          At December 31, 2011, $4.8 million, or 22% of $21.9 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $9.6 million, or 44% of financial instruments owned is related to our merchant banking activity. The remaining 34% of the financial instruments owned represents listed equity securities, restricted securities and investments in affiliates at fair value.

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

          Based on our analysis, as of December 31, 2011, the effect of a 100+/- basis point change in interest rates on the value of our warrant portfolio and promissory note and the resultant effect on our pre-tax income is considered immaterial.

          The value of Aceras BioMedical’s assets in our merchant banking segment was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments. The primary quantifiable market risk associated with Aceras BioMedical’s assets is sensitivity to changes in interest rates. Based on our analysis as of December 31, 2011 assuming a 100 basis point increase in interest rates, we estimated the reduction of pre-tax income to be immaterial.

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

          Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

          Information with respect to this item will be contained in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation.

          Information with respect to this item will be contained in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Information with respect to this item will be contained in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          Information with respect to this item will be contained in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

          Information with respect to this item will be contained in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of RRCG’s independent auditor thereon, are filed herewith.
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Financial Condition as of December 31, 2011 and 2010
•	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010
•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

None.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit Number		Description

2.1		Agreement and Plan of Merger, dated January 4, 2011, among the Company, HHC Acquisitions, Inc. and Holding Corporation(7)
3.1	(a)	Certificate of Incorporation(1)
3.1	(b)	Amendment to Certificate of Incorporation(2)
3.2		Bylaws(1)
4.1		Specimen stock certificate(2)
4.2		Form of 10% Senior Secured Convertible Debenture(11)
4.3		Form of Series A Common Stock Purchase Warrant(11)
4.4		Form of Series B Common Stock Purchase Warrant(11)
10.1	**	2007 Amended and Restated Stock and Incentive Plan(4)
10.2	**	2010 Stock Award and Incentive Plan(9)
10.3	**	Michael Vasinkevich Employment Agreement(5)
10.4	**	John J. Borer III Employment Agreement(5)
10.5	**	Edward Rubin Employment Agreement(5)
10.6	**	Amended and Restated Wesley Clark Employment Agreement(3)
10.7		Form of Tax Indemnification Agreement, dated as of July 10, 2007(3)
10.8		Form of Indemnification Agreement, dated as of July 10, 2007(3)
10.9	**	Executive Bonus Plan(2)
10.10	**	David Horin Employment Agreement(6)
10.11		Asset Purchase Agreement, dated May 9, 2008, between COSCO Capital Management LLC and its related companies and Company(5)
10.12		Operating Agreement of Aceras BioMedical LLC, as amended(8)
10.13	**	Form of Restricted Stock Unit Agreement between the Company and each Messrs. Vasinkevich, Rubin and
Borer(5)
10.14		Form of Voting Agreement, dated January 4, 2011, among the Company and Certain Stockholders of Hudson Corporation(7)
10.15	**	Employment Agreement, dated April 8, 2011, between Rodman and Anthony M. Sanfilippo(10)
10.16	**	Restricted Stock Unit Agreement, dated April 8, 2011, between Rodman and Anthony M. Sanfilippo(10)
10.17		Form of Securities Purchase Agreement dated as of October 31, 2011(11)
10.18		Form of Registration Rights Agreement dated as of November 1, 2011(11)
10.19		Form of Security Agreement dated as of November 1, 2011(11)
10.20		Form of Non-Recourse Guarantee dated as of November 1, 2011(11)
10.21	**	Form of Lock-Up Agreement dated as of November 1, 2011 between the Company and John J. Borer III(11)

10.22	**	Form of Lock-Up Agreement dated as of November 1, 2011 between the Company and Edward Rubin(11)
10.23	**	Form of Lock-Up Agreement dated as of November 1, 2011 between the Company and Michael Vasinkevich(11)
10.24		Form of Lock-Up Agreement dated as of November 1, 2011 between the Company and Paul Revere, LLC(11)
10.25	**	Form of Waiver Agreement dated October 31, 2011 between the Company and each of John J. Borer III, Edward Rubin and Michael Vasinkevich(11)
21.1		Subsidiaries*
23.1		Consent of KPMG LLP*
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	*€	XBRL Instance Document
101.SCH	*€	XBRL Taxonomy Extension Schema Document
101.CAL	*€	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*€	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*€	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*€	XBRL Taxonomy Extension Definition Linkbase Document

*€

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

*	Filed herewith.
**	This exhibit is a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment #1 to our Registration Statement on Form S-1 (SEC No. 333-144684) on September 20, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K dated July 11, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K dated December 2, 2010 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K dated March 18, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K dated January 5, 2011 and incorporated herein by reference.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q dated September 30, 2010 and incorporated herein by reference.
(9)	Filed as an exhibit to our Schedule 14A dated March 26, 2010 and incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on April 14, 2011 and incorporated herein by reference.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2011 and incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Rodman & Renshaw Capital Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RODMAN & RENSHAW CAPITAL GROUP, INC.

By:	/s/ EDWARD RUBIN

Edward Rubin — Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2012

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Rodman & Renshaw Capital Group, Inc. and in the capacities indicated on this 16th day of March, 2012.

/s/ EDWARD RUBIN	Chief Executive Officer and Director
(Principal Executive Officer)
Edward Rubin

/s/ ANTHONY SANFILIPPO	President and Director

Anthony Sanfilippo

/s/ DAVID HORIN	Chief Financial Officer
(Principal Financial and Accounting Officer)
David Horin

/s/ WESLEY K. CLARK	Chairman and Director

Wesley K. Clark

/s/ MICHAEL VASINKEVICH	Vice Chairman and Director

Michael Vasinkevich

/s/ JOHN J. BORER III	Senior Managing Director, Head of
Investment Banking and Director
John J. Borer III

/s/ WINSTON CHURCHILL	Director

Winston Churchill

/s/ RICHARD M. COHEN	Director

Richard M. Cohen

/s/ PETER F. DRAKE	Director

Peter F. Drake

/s/ SAM DRYDEN	Director

Sam Dryden

/s/ MARK L. FRIEDMAN	Director

Mark L. Friedman

/s/ MARVIN I. HAAS	Director

Marvin I. Haas

RODMAN & RENSHAW CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rodman & Renshaw Capital Group, Inc:

          We have audited the accompanying consolidated statements of financial condition of Rodman & Renshaw Capital Group, Inc. and subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rodman & Renshaw Capital Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 16, 2012

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition as of December 31, 2011 and 2010
Dollars in Thousands, Except Per Share Amounts

	December 31, 2011	December 31, 2010

Assets
Cash and cash equivalents:
Unrestricted	$5,789	13,350
Restricted	1,602	1,448

Total cash and cash equivalents	7,391	14,798
Financial instruments owned, at fair value:
Corporate equity securities	5,064	7,497
Merchant banking investments	9,559	10,557
Warrants	4,767	15,570
Fixed income	1,093	—
Notes	—	2,197
Investments in shell companies	—	1,654
Other investments	1,379	505

Total financial instruments owned, at fair value	21,862	37,980
Private placement and other fees receivable	1,766	3,598
Receivable from brokers, dealers & clearing agencies	1,828	7,706
Prepaid expenses	512	2,549
Property and equipment, net	3,027	3,263
Other assets	2,440	10,608
Goodwill and other intangible assets, net	—	601

Total Assets	$38,826	81,103

Liabilities and Stockholders’ Equity
Accrued compensation payable	$5,924	19,287
Accounts payable and accrued expenses	4,610	4,947
Acquisitions related payables	—	690
Financial instruments sold, not yet purchased, at fair value	1,643	3,918
Long term debt	5,997

Total Liabilities	18,174	28,842

Commitments and contingencies (See Note 10)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized; 33,672,699 and 33,484,098 issued as of December 31, 2011 and December 31, 2010, respectively	34	33
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	—	—
Additional paid-in capital	74,221	69,654
Treasury stock, 100,000 shares and 97,500 shares as of December 31, 2011 and December 31, 2010, respectively	(46)	(260)
Accumulated deficit	(53,557)	(17,166)

Total Stockholders’ Equity	20,652	52,261

Total Liabilities and Stockholders’ Equity	$38,826	81,103

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations for the Years Ended December 30, 2011, 2010 and 2009
Amounts in Thousands, Except Per Share Amounts

	Year Ended December 31,

	2011	2010	2009

Revenues:
Investment banking	$57,573	87,245	90,433
Merchant banking	1,149	1,573	36,018
Brokerage	20,888	4,102	4,423
Conference fees	3,107	3,158	1,598
Principal transactions	(17,275)	(12,597)	(512)
Interest and other income	47	134	265

Total revenues	65,489	83,615	132,225

Operating expenses:
Compensation and benefits	48,545	54,653	62,437
Conference expense	6,980	9,932	3,379
Professional and consulting	7,581	6,504	7,450
Occupancy and equipment rentals	3,773	3,111	3,125
Advertising and marketing	696	1,520	1,582
Communication and market research	7,148	3,545	2,750
Depreciation and amortization	1,597	1,613	2,282
Business development	4,971	5,522	2,228
Execution and clearance	3,214	227	357
Impairment of goodwill / other intangibles	813	933	1,327
Bad debt expense	251	666	—
Interest expense	504	—	2
Other	7,379	3,433	3,226

Total operating expenses	93,452	91,659	90,145

Operating (loss) income	(27,963)	(8,044)	42,080
Income tax expense (benefit)	8,428	(2,487)	(3,913)

Net (loss) income	(36,391)	(5,557)	45,993
Less: Net income to non-controlling interest	—	—	18,695

Net (loss) income to common stockholders	$(36,391)	(5,557)	27,298

Net (loss) income per common share:
Net (loss) income to common stockholders
Basic	$(0.99)	(0.15)	0.77

Diluted	$(0.99)	(0.15)	0.73

Weighted average common shares outstanding:
Basic	36,798	36,079	35,588

Diluted	36,798	36,079	37,399

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years
Ended December 31, 2011, 2010 and 2009
Dollars in Thousands

	Year Ended December 31,

	2011	2010	2009

Common stock:
Balance, beginning of the period	$33	36	35
Acquisition related issuance of common stock	3	—	—
Issuance of common stock	—	—	1
Treasury stock retirement	(2)	(3)	—

Balance, end of period	$34	33	36

Additional paid-in-capital:
Balance, beginning of the period	$69,654	75,989	70,441
Stock based compensation	2,290	(73)	5,799
Treasury stock retirement	(3,134)	(6,031)	—
Acquisition related issuance of common stock	5,260	—	—
Other	151	(231)	(251)

Balance, end of period	$74,221	69,654	75,989

Accumulated Deficit:
Balance, beginning of the period	$(17,166)	(11,609)	(38,907)
Net (loss) income	(36,391)	(5,557)	27,298

Balance, end of period	$(53,557)	(17,166)	(11,609)

Treasury stock, at cost:
Balance, beginning of the period	$(260)	(1,034)	(1,034)
Treasury stock purchases	(2,923)	(5,260)	—
Treasury stock retirement	3,137	6,034	—

Balance, end of period	$(46)	(260)	(1,034)

Non-controlling interest:
Balance, beginning of the period	$—	12,059	—
Deconsolidation of Aceras BioMedical	—	(12,059)	—
Net income to non-controlling interest	—	—	18,695
Distribution to non-controlling interest	—	—	(6,636)

Balance, end of period	$—	—	12,059

Total stockholders’ equity	$20,652	52,261	75,441

Comprehensive income (loss):
Net income (loss)	$(36,391)	(5,557)	27,298
Other comprehensive income (loss)	—	—	—

Total comprehensive income (loss)	$(36,391)	(5,557)	27,298

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Dollars in Thousands

	Year Ended December 31,

	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$(36,391)	(5,557)	45,993
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,655	1,613	2,282
Restricted cash	(154)	1,495	428
Stock based compensation	2,290	(73)	5,799
Impairment of goodwill and other intangible assets	813	933	1,327
Deferred taxes, net	8,489	(2,459)	(4,342)
Changes in operating assets and liabilities:
Financial instruments owned, at fair value	16,568	6,817	(54,184)
Private placement and other fees receivable	1,832	1,200	(2,823)
Receivable from brokers, dealers & clearing agencies	5,878	(1,971)	(3,021)
Prepaid expenses	2,037	(1,768)	(342)
Other assets	697	(1,013)	(162)
Financial instruments sold not yet purchased, at fair value	(2,275)	3,614	(1,057)
Accrued compensation payable	(13,363)	9,189	5,216
Accounts payable and accrued expenses	4,379	(1,501)	8

Net cash (used in) provided by operating activities	(7,545)	10,519	(4,878)

Cash flows from investing activities:
Purchases of property and equipment and capitalization of software development costs	(2,267)	(1,555)	(2,506)
Acquisition related payments	(690)	(2,257)	(3,665)
Proceeds from the sale of Huxley Pharmaceuticals, Inc. (“Huxley”)	—	—	13,272
Distributions of Huxley sale proceeds to non-controlling interests	—	—	(6,636)
Hudson Holdings, Inc. acquisition, net of cash received	(336)	—	—
Merchant banking investments	(450)	(700)	(1,367)

Net cash used in investing activities	(3,743)	(4,512)	(902)

Cash flows from financing activities:
Purchase of treasury stock	(2,923)	(5,260)	—
Issuance of convertible debt	6,650	—	—

Net cash provided by (used in) financing activities	3,727	(5,260)	—

Net (decrease) increase in cash and cash equivalents	(7,561)	747	(5,780)
Cash and cash equivalents – beginning of period	13,350	12,603	18,383

Cash and cash equivalents – end of period	5,789	13,350	12,603

Supplemental disclosures of cash flow information:
Income taxes paid	$341	3,600	—
Interest paid	319	—	—
Non-cash investing and financing activities:
Change in fair value of financial instruments owned due to the deconsolidation of Aceras BioMedical	—	13,145	—
Other changes in assets and liabilities due to the deconsolidation of Aceras BioMedical	—	(1,086)	—
Supplemental non-cash information:
Share issuance for acquisition of Hudson Holding Corporation (see Note 4)	5,263	—	—

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

Aceras BioMedical LLC

          On May 12, 2008, the Company formed Aceras BioMedical LLC (“Aceras BioMedical”), a joint venture through which the Company, in partnership with Aceras Partners, LLC (“Aceras Partners”), will make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed a new wholly-owned subsidiary, Rodman Principal Investments, LLC (“RPI”), which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of the Company’s principal-related businesses. RPI has made an initial investment commitment to Aceras BioMedical of up to $30.0 million over five years to fund operations and the joint venture’s principal investments in life science companies. At December 31, 2011, RPI’s remaining commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $10.7 million. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made by Aceras.

          The Company determined that Aceras BioMedical meets the definition of a variable interest entity (“VIE”) as of December 31, 2011 because the total equity investment at risk is not sufficient to permit Aceras BioMedical to finance its activities without additional subordinated financial support from the Company. The primary beneficiary of Aceras BioMedical is Aceras Partners because they have the power to direct the activities that most significantly impact the entity’s economic performance and they have the right to receive benefits from the entity that could potentially be significant to the entity. Since the Company is not the primary beneficiary of Aceras BioMedical it therefore does not consolidate Aceras BioMedical.

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

Rodman & Renshaw, LLC

          R&R is a full-service investment banking firm specializing in investment banking services to corporations and businesses and the trading and sale of primarily equity securities. R&R assists emerging growth companies through capital raising, strategic advice, research and the development of institutional support. R&R is an introducing broker and clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, R&R is exempt from rule 15c3-3 of the Exchange Act.

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

          All intercompany accounts and transactions are eliminated in consolidation.

Financial Instruments at Fair Value

          As defined in Accounting Standard Codification (“ASC”) 820, fair value generally is based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered in determining the fair value of financial instruments are discount margins, weighted average spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, such financial instruments are adjusted to the point within the bid-ask range that meets the Company’s best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

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

          Level III is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are warrants, private securities, restricted securities and limited partnership interests.

Value of Underwriter and Placement Agent Warrants

          As a part of the Company’s compensation for its activities as underwriter or placement agent, it may receive warrants exercisable to purchase securities similar to those that are offered and sold in the financing transaction. The Company values such warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”). The model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and expected price volatility. When the Company initially receives a warrant in connection with, or prior to an initial public offering, it applies a portfolio wide volatility assumption based on the volatility of an index of comparable companies, since there is no price history for new publicly traded or private companies. As each warrant approaches its expiration date, its volatility factor is derived primarily from the implied volatility of traded options or warrants, when available, or the historical prices of its underlying common stock. Management cannot assure that it ultimately will be able to liquidate any of the warrants received in a way that will realize the value attributed to the warrants in the financial statements through the application of Black-Scholes.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Value of Merchant Banking Assets

          The value of the Company’s investment in Aceras BioMedical’s assets was determined based on a valuation as of December 31, 2011, taking into consideration cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.

Cash and Cash Equivalents

          The Company generally invests its excess cash in money market funds. Most of the restricted cash relates to letters of credit issued in connection with the Company’s office lease agreement and cash held at financial institutions for capital purposes. Cash and cash equivalents includes $0.4 million on deposit in a Special Reserve Bank Account for the Exclusive Benefit of Customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934 and relates to the Company’s soft dollar credit balances.

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

          When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments. Revenue from the receipt of warrants is recognized, as of the close of the date on which it is earned, based on the estimated fair value of the securities received using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected price volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the years ended December 31, 2011, 2010 and 2009 (in thousands of dollars):

	Year Ended December 31,

	2011	2010	2009

Private placements	$25,951	44,665	48,150
Warrants	10,116	12,679	24,184
Strategic advisory	5,215	12,957	6,965
Underwritings	16,291	16,944	11,134

Total investment banking revenue	$57,573	87,245	90,433

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Brokerage. Brokerage revenues consist of (a) commissions resulting from securities transactions executed as agent or principal and recorded on a trade date basis, net of soft dollar expenses of $1.6 million for the year ended December 31, 2011 and (b) related net trading gains and losses from market making activities.

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

Property and Equipment

          Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter to the provisions of ASC 360, Property, Plant and Equipment.

Software Development Costs

          The Company capitalizes software development costs related to its DirectMarkets business in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (“Costs of Software to be Sold, Leased, or Marketed”). Software development costs are capitalized after technological feasibility is established. The DirectMarkets software products should become available to clients and potential clients in 2012, as such the Company began amortizing such costs beginning in 2012 over the related product’s estimated economic useful life. Net capitalized software development costs (included in other assets) totaled $1.0 million at December 31, 2011.

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

          The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable pursuant to the provisions of ASC 350, Intangibles – Goodwill and Other. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows.

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

          ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of ASC 740-10.

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

          Reserves related to legal proceedings are established and maintained. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of December 31, 2011 and 2010, there were no legal reserves accrued in the Consolidated Statements of Financial Condition.

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

Forgivable Loans

          As of December 31, 2011 and 2010, the net balance of forgivable loans was $0.2 million and $0.9 million, respectively, which is included in other assets on the Consolidated Statements of Financial Condition. The Company recorded $1.3 million, $2.6 million and $1.9 million of compensation expense related to the amortization of these loans during the years ended December 31, 2011, 2010 and 2009, respectively. These loans are subject to a substantive service requirement by the employees and are amortized over the service period on a straight-line basis.

Stock-Based Compensation

          The Company measures its compensation cost for all stock-based awards at fair value on the date of grant, taking into account any post vesting selling restrictions, and recognizes the compensation expense over the requisite service period pursuant to the provisions of ASC 718, Compensation – Stock Compensation. Expenses associated with such grants are generally recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

          Stock based compensation for performance-based stock awards is recognized on a graded vesting basis over the requisite service period, net of estimated forfeitures, if it is probable that the performance condition will be achieved. During 2011, there were reversals of approximately $0.6 million in stock based compensation expense because it is not probable the performance conditions will be achieved.

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

NOTE 3 – Recent Accounting Pronouncements

          In May 2011, the Financial Accounting Standards Board (“FASB”) issued accounting updates to ASC 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels I and II; and for Level III fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level III measurements. The updates are effective March 1, 2012 and will be applied prospectively. The adoption of this guidance is not expected to have an impact on our financial condition, results of operations or cash flows.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) on presenting comprehensive income with the intention of increasing its prominence in financial statements by eliminating the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. The standard requires comprehensive income to be reported in either a single statement that presents the components of net income, the components of other comprehensive income, and total comprehensive income, or in two consecutive statements. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

          In September 2011, the FASB issued an ASU, Testing Goodwill for Impairment (“ASU 2011-08”) to Topic 350, Intangibles — Goodwill and Other. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not affect our financial condition, results of operation or cash flows.

NOTE 4 – Hudson Acquisition

          On April 8, 2011, the Company completed its acquisition of Hudson Holding Corporation (“Hudson”). The transaction was valued at approximately $5.3 million, based upon the $2.06 per share closing price of the Company’s common stock on that date.

          The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. Goodwill of $0.3 million was recorded as an asset in the consolidated statement of financial condition, which has been allocated to the Company’s Capital Markets segment. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Hudson’s business and the reputation and expertise of Hudson in the equity trading business. During the fourth quarter of 2011, the Company finalized its final purchase price allocation and determined that no intangible assets were identified. Under ASC 805, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Transaction costs of approximately $1.5 million were incurred during 2011 and are included in “other operating expenses” on the consolidated statement of operations.

          The following table summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Assets
Cash and cash equivalents:	$4,927
Financial instruments owned, at fair value:	2,501
Private placement and other fees receivable	597
Receivable from brokers, dealers & clearing agencies	1,337
Property and equipment, net	152
Other assets	2,618

Total assets	12,132

Liabilities
Accrued compensation payable	$1,231
Accounts payable and accrued expenses	4,735
Financial instruments sold, not yet purchased, at fair value	1,227

Total liabilities assumed	7,193

Net assets acquired	$4,939

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Hudson’s results of operations have been included in the consolidated financial statements prospectively from the date of acquisition. Hudson’s businesses were integrated with the Company’s immediately after the merger; therefore, the revenues, expenses and net income of the integrated businesses are not distinguishable within the Company’s results of operations. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of each period presented. Pro forma results have been prepared by adjusting the Company’s historical results to include Hudson’s results of operations. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor do they indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor do they consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results (in thousands of dollars):

Year Ended December 31, 2011

Total revenues	$74,563
Net loss	(39,769)
Loss per share
Basic	$(1.08)
Diluted	$(1.08)

NOTE 5 - Financial Instruments, at Fair Value

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of December 31, 2011 by level within the fair value hierarchy (in thousands of dollars):

	Level I	Level II	Level III	Total

Assets:
Financial instruments owned:
Corporate equity securities	$4,928	—	136	5,064
Merchant banking investments	—	—	9,559	9,559
Warrants and options	20	—	4,747	4,767
Fixed income	—	1,093	—	1,093
Other investments	—	—	1,379	1,379

Total financial instruments owned	$4,948	1,093	15,821	21,862

Liabilities:
Financial instruments sold, not yet purchased	$1,643	—	—	1,643

Total financial instruments sold, not yet purchased	$1,643	—	—	1,643

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of December 31, 2010 by level within the fair value hierarchy (in thousands of dollars):

	Level I	Level II	Level III	Total

Assets:
Financial instruments owned:
Corporate equity securities	$5,700	—	1,797	7,497
Merchant banking investments	—	—	10,557	10,557
Warrants	—	—	15,570	15,570
Notes	—	—	2,197	2,197
Other investments	—	—	2,159	2,159

Total financial instruments owned	$5,700	—	32,280	37,980

Liabilities:
Financial instruments sold, not yet purchased	$3,918	—	—	3,918

Total financial instruments sold, not yet purchased	$3,918	—	—	3,918

          Financial instruments are assessed on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were $2.9 million in transfers from Level III to Level I classified instruments during 2011. The transfers primarily relate to non-publicly traded promissory notes that were converted into publicly traded common stock. There were no significant transfers between Level I and Level II for the year ended December 31, 2011. There were no material transfers between Level I, Level II and Level III classified instruments during 2010.

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

Level III Financial Assets.

           The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level III for the year ended December 31, 2011 (in thousands of dollars):

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Other	Total

Balance, December 31, 2010	$1,797	10,557	15,570	2,197	2,159	32,280
Purchases / issuances	1,156	9	10,116	—	—	11,281
Sales / settlements	—	(951)	(7,095)	—	—	(8,046)
Transfer from Level III to Level I	(910)	—	—	(1,943)	—	(2,853)
Realized and unrealized gains/(losses) (1)	(1,907)	(56)	(13,844)	(254)	(780)	(16,841)

Balance, December 31, 2011	$136	9,559	4,747	—	1,379	15,821

Change in unrealized gains/(losses) relating to instruments still held at December 31, 2011	$(594)	(56)	(14,479)	(252)	(780)	(16,161)

(1)	Reported in principal transactions in the Consolidated Statements of Operations, except for merchant banking

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level III for the year ended December 31, 2010 (in thousands of dollars):

	Corporate Equity Securities	Merchant Banking	Warrants	Notes	Other	Total

Balance, December 31, 2009	$1,313	22,251	22,945	1,920	2,547	50,976
Purchases / issuances	510	700	14,673	1,051	—	16,934
Sales / settlements	—	—	(8,726)	(550)	—	(9,276)
Deconsolidation of Aceras BioMedical	—	(13,145)	—	—	—	(13,145)
Realized and unrealized gains/(losses) (1)	(26)	751	(13,322)	(224)	(388)	(13,209)

Balance, December 31, 2010	$1,797	10,557	15,570	2,197	2,159	32,280

Change in unrealized gains/(losses) relating to instruments still held at December 31, 2010	$(26)	751	(12,490)	(225)	(388)	(12,378)

(1)	Reported in principal transactions in the Consolidated Statements of Operations, except for merchant banking

NOTE 6 - Goodwill and Other Intangible Assets

Miller Mathis & Co., LLC Acquisition

          On March 24, 2008, the Company acquired Miller Mathis & Co., LLC (“Miller Mathis”), an independent mergers and acquisition advisor to the global steel industry. At December 31, 2011, other intangible assets related to this acquisition amounted to approximately $0.0 million.

COSCO Capital Management, LLC Acquisition

          On June 2, 2008, the Company consummated the acquisition of all the operating assets of COSCO Capital Management LLC, COSCO Capital Texas LP and Private Energy Securities, Inc. (collectively, “COSCO”), related companies that provide investment banking services to the oil and gas sectors, principally in the United States and Canada. At December 31, 2011, goodwill and other intangible assets related to this acquisition amounted to approximately $0.0 million.

Hudson

          On April 8, 2011, the Company completed its acquisition of Hudson. The transaction was valued at approximately $5.3 million, based upon the $2.06 per share closing price of the Company’s common stock on that date.

          The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. Goodwill of $0.3 million was recorded as an asset in the consolidated statement of financial condition, which has been allocated to the Company’s Capital Markets segment. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Hudson’s business and the reputation and expertise of Hudson in the equity trading business. During the fourth quarter of 2011, the Company finalized its final purchase price allocation and determined that no intangible assets were identified.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Intangible Assets

          Goodwill was tested for impairment as of March 31, 2009 and as of June 30, 2009, after monitoring the relationship of the Company’s market capitalization to both its book value and tangible book value and observing a decline in the Company’s market capitalization related to both financial services industry-wide factors and to Company specific factors. The impairment tests resulted in the recognition of an impairment charge of $1.3 million in 2009 related to a COSCO contingent earn-out paid in cash.

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

          In the fourth quarter of 2011, the Company wrote-off approximately $0.7 million related to goodwill and approximately $0.2 million related to trademarks. The impairment charges were triggered by the currently troubled economic conditions, continued net operating loses, continued decline in the RODM stock price, the lack of revenue generation in the group underlying one of the trademarks and the Company’s notice of possible NASDAQ delisting.

          The following table represents a summary of the changes to goodwill and other intangible assets from December 31, 2009 through December 31, 2011 (in thousands of dollars):

	Goodwill	Customer Relationships	Trademark	Total

Balance, December 31, 2009	$213	1,550	198	1,961
Additions	121	—	—	121
Impairment	—	(933)	—	(933)
Amortization	—	(525)	(23)	(548)

Balance, December 31, 2010	$334	92	175	601

Additions	323	—	—	323
Impairment	(657)	—	(156)	(813)
Amortization	—	(92)	(19)	(111)

Balance, December 31, 2011	$—	—	—	—

NOTE 7 - Property and Equipment, Net

          Property and equipment, net is comprised of the following as of December 31, 2011 and 2010 (in thousands of dollars):

	December 31, 2011	December 31, 2010

Computer and office equipment	$2,427	2,809
Furniture and fixtures	1,436	1,731
Leasehold improvements	3,257	3,098

	7,120	7,638
Less: accumulated depreciation and amortization	4,093	4,375

Property and Equipment, Net	$3,027	3,263

          Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $1.5 million, $1.1 million and $1.1 million, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – Long-Term Debt

          Long-term debt is accounted for on an amortized cost basis. The following is a summary of the carrying value (including unamortized discounts) of the Company’s long-term debt as of December 31, 2011 (in thousands of dollars):

December 31, 2011

10.0% Senior Secured Convertible Debentures, due 2013, net of discount (effective interest rate of 11.2%)	$5,997

Long-Term Debt	$5,997

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

          Since the settlement structure of the debt permits settlement in cash upon conversion, we are required to separately account for the liability and equity components of the convertible debt in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This entails bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt being reflected in the Statement of Operations as part of interest expense.

          The Class B warrants were accounted for as a separate liability component because the number of shares underlying the warrants was not fixed and determinable. As of October 31, 2011 and December 31, 2011 the value of the Series B Warrants was $0.3 million and $0.1 million respectively. The unrealized change in value of the Series B Warrants was recorded as a component of principal transactions revenue.

          The Class A warrants which amounted to $0.4 million and were accounted for as a separate equity component and the Class B warrants which amounted to $0.3 million, together, represent the original discount on the debt.

NOTE 9 - Warrants

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - Commitments and Contingencies

Lease Commitments

          The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2011 and 2014. The Company lease for the 20th floor at 1251 Avenue of the Americas, New York, NY (the “NY Lease”) expires in October 2013. As of December 31, 2011, the only significant change in the Company’s lease agreements since December 31, 2010 is the assumption of Hudson’s Jersey City, New Jersey office lease which expires in 2012. The New Jersey office was for the most part abandoned in August 2011.

          The Company’s future minimum lease payments for all operating leases are as follows as of December 31, 2011 (in thousands of dollars):

	Office Leases	Subleases	Net

2012	$3,908	(128)	3,780
2013	2,673	—	2,673
2014	96	—	96

          Occupancy and rental expense amounted to $3.8 million, $3.1 million and $3.1 million in 2011, 2010 and 2009, respectively.

Letter of Credit

          In connection with the NY Lease, the Company issued a letter of credit in favor of the landlord in the sum of $0.8 million, as a security deposit. The letter of credit expires in February 2013 but is subject to automatic extension. The Company has issued additional letters of credit totaling $0.4 million in favor of other landlords for other office locations.

Equity Commitment

          The Company, through RPI, has made an investment commitment to Aceras Partners to fund operations and the joint venture’s principal investments in life science companies. At December 31, 2011 and 2010, $10.7 million and $12.1 million of this commitment remained unfunded, respectively.

NOTE 11 - Net Capital Requirements

          R&R is subject to various regulatory requirements, including the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1). These regulations place limitations on certain transactions, such as repaying subordinated borrowings, paying cash dividends and making loans to a parent, affiliates or employees. Broker-dealers are prohibited from such transactions which would result in a reduction of its total net capital to less than 120% of its required minimum net capital. Moreover, broker-dealers are required to notify the SEC before entering into any such transactions, which if executed, would result in a reduction of 30% or more of its excess net capital (net capital less the minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer.

          The Company has elected to use the alternative method of computing regulatory net capital pursuant to Rule 15c3-1. At December 31, 2011, the R&R had net capital of $6.3 million, which was $5.3 million in excess of its required net capital of $1.0 million.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - Income Taxes

          For the years ended December 31, 2011 and 2010, the current and deferred amount of income tax expense / (benefit) in the statement of operations are comprised of the following (in thousands of dollars):

	Year Ended December 31,

	2011	2010

Current:
Federal	$(90)	(153)
State and Local	29	125

Total current tax expense / (benefit)	(61)	(28)

Deferred:
Federal	6,157	(1,902)
State and Local	2,332	(557)

Total deferred tax expense / (benefit)	8,489	(2,459)

Total income tax expense / (benefit)	$8,428	(2,487)

          A reconciliation of total income taxes and the amount computed by applying the applicable federal income tax rate to earnings before income taxes follows (in thousands of dollars):

	Year Ended December 31,

	2011	2010

Computed “expected” tax at 34% statutory rate	$(9,507)	(2,735)
Increase in taxes resulting from:
Non-deductible expenses and non-taxable income, net	698	189
State and local income taxes, net of federal benefit	(1,219)	(324)
Income taxes attributable to non-controlling interest	3	2
Share-based compensation	516	309
Impairment of goodwill	110	—
Other items	182	24
Net operating loss related to dissolved entity	—	200
Change in valuation allowance	17,645	(152)

Total	$8,428	(2,487)

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands of dollars):

	December 31, 2011	December 31, 2010

Deferred tax assets:
Stock based compensation	$2,981	2,743
Intangible assets	8,379	8,731
Depreciation	—	180
Unrealized gain on investments	188	287
Accrued expenses	384	833
Allocation for bad debt	22	73
Foreign net operating loss carryforwards	249	48
Warrant income	2,315	—
Other carryovers	162	212
Net operating loss carryforward	13,877	—

	28,557	13,107
Valuation allowance	(23,359)	(48)

	5,198	13,059

Deferred tax liabilities:
Accrued payroll	(1,183)	—
Depreciation	(147)	—
Debt discount amortization	(258)	—
Warrant income	—	(2,406)
Gain on sale of investments	(3,610)	(3,852)

	(5,198)	(6,258)

Net deferred tax asset	$—	6,801

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

          The valuation allowance recorded in 2010 relates to foreign net operating loss carry-forward deferred tax assets for which management determined that it is not “more likely than not” that such deferred tax assets will be realized in the future. As of December 31, 2011, the Company recorded a valuation allowance in the amount of $23.4 million ($5.7 million of which was record in connection with the Hudson acquisition) against the deferred tax asset as management has determined that it is not “more likely than not” that the deferred tax assets will be realized in the future.

          The Company’s continuing practice is to recognize estimated interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2011, the Company had no significant accruals for interest, penalties or unrecognized tax benefits on uncertain tax positions. The Company does not anticipate any change in the amount of unrecognized tax benefits within the next twelve months.

          During 2011, the United States Internal Revenue Service completed its examination of the Company’s U.S. Federal income tax return for the year 2009 with no changes to the tax return as filed. The Company is not currently under examination by the United States Internal Revenue Service or any other state, local, or foreign taxing jurisdictions.

          The Company files income tax returns in the U.S. federal jurisdiction, various states, local and foreign jurisdictions. The Company’s income tax returns filed for tax years 2008, 2009 and 2010 are subject to examination by the U.S. federal, state and foreign taxing jurisdictions.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – Stock Based Compensation

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

          The Company has historically and generally expects to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.

          The Company recorded $2.3 million, ($0.1) million and $5.8 million of stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively. The 2010 total compensation cost of a $0.1 million reversal was due to several large forfeitures offsetting stock-based compensation expense during the year.

          The unamortized deferred stock-based compensation balance as of December 31, 2011 amounts to $4.7 million and will be fully amortized through 2016.

          A summary of stock options outstanding as of December 31, 2011 is as follows (shares in thousands):

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2009	4,107	$4.07	$0.96
No activity	—	—	—

Outstanding at December 31, 2010	4,107	$4.07	$0.96
Expired	(1,917)	3.78	0.78

Outstanding at December 31, 2011	2,190	$4.33	$1.11	1.3 years	$—

Exercisable at December 31, 2011	2,190	$4.33	$1.11	1.3 years	$—

          There were no stock option grants in 2011, 2010 and 2009. No cash was received from the exercise of stock options by employees during 2011, 2010 and 2009.

          Total compensation cost associated with stock options was $0.0 million, $0.1 million and $1.4 million in 2011, 2010 and 2009, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The following tables detail the activity of restricted stock (shares in thousands):

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2009	193	$2.33
Forfeited	(8)	2.28
Vested	(97)	2.33

Balance at December 31, 2010	88	$2.33
Forfeited	5	2.28
Vested	(93)	2.33

Balance at December 31, 2011	—	$—

          Total compensation cost associated with restricted stock was $0.0 million, $0.2 million and $0.2 million in 2011, 2010 and 2009, respectively.

          The following tables detail the activity of restricted stock units (shares in thousands):

RSUs
	Shares		Weighted Average Grant Date Fair Value

	Future Service Required	No Future Service Required (1)	Future Service Required	No Future Service Required

Balance at December 31, 2009	2,667	2,506	$1.00	$1.02
Granted	5,337	—	1.32	—
Forfeited	(1,169)	(1,916)	1.04	0.97
Vested	(1,272)	1,272	1.07	1.07
Distribution of underlying shares	—	(155)	—	0.95

Balance at December 31, 2010	5,563	1,707	$1.28	$1.13
Granted	1,568	—	1.32	—
Forfeited	(424)	—	1.10	—
Vested	(1,311)	1,311	1.16	1.16

Balance at December 31, 2011	5,396	3,018	$1.34	$1.14

(1) Represents fully vested RSUs which are still subject to transferability restrictions.

          Approximately 1.6 million RSUs were granted, primarily to former Hudson employees, during 2011.

          The RSUs generally have vesting provisions for up to 5 years, with sale restrictions for additional years after vesting. The fair value of the RSUs was determined based on a protective put method model using a discount due to lack of marketability.

          Total compensation cost associated with RSUs was $2.3 million, ($0.4 million) and $4.2 million in 2011, 2010 and 2009, respectively. The 2010 total compensation cost of ($0.4 million) was due to several large forfeitures offsetting stock-based compensation expense during the year. During 2011, there were reversals of approximately $0.6 million in stock based compensation expense because it is not probable the performance conditions will be achieved.

          As of December 31, 2011, there was $4.7 million of total unrecognized compensation cost related to non-vested restricted shares and RSUs awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3 years.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – Weighted Average Shares Outstanding

          The table below reconciles weighted average number of common shares outstanding, basic and diluted, for the years ended December 31, 2011, 2010 and 2009 (weighted average shares in thousands):

	Year Ended December 31,

	2011	2010	2009

Shares outstanding, basic	36,798	36,079	35,588

Stock options (1)	—	—	39
Non-vested restricted stock and RSUs (1)	—	—	1,772

Shares outstanding, diluted	36,798	36,079	37,399

(1) Calculated under the treasury stock method. The treasury stock method assumes the issuance of only a net incremental number of shares as proceeds from exercise / issuance are assumed to be used to repurchase shares at the average stock price for the period.

          Due to the fact the Company had a net loss for the years ended December 31, 2011 and December 31, 2010, the outstanding shares for calculation of basic EPS and diluted EPS for that period are the same.

NOTE 15 – Segment Reporting

          The Company has two business segments, Capital Markets and Merchant Banking. The Capital Markets reportable segment includes our investment banking, sales and trading activities and research. The Capital Markets reportable segment is managed as a single operating segment that provides the following principal sources of revenue:

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

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, the Company formed Aceras BioMedical, a joint venture through which it, in partnership with Aceras Partners, makes principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed a new wholly-owned subsidiary, RPI, which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of its principal-related businesses. At December 31, 2011, RPI’s outstanding investment commitment to Aceras BioMedical over five years to fund operations and the joint venture’s principal investments in life science companies was $10.7 million. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in Millions	Capital Markets	Merchant Banking	Non-Controlling Interest	Total

2011
Net revenues	$64.4	1.1	—	65.5
Expenses	$90.5	3.0	—	93.5
Operating loss	$(26.1)	(1.9)	—	(28.0)
Segment assets	$29.2	9.6	—	38.8

2010
Net revenues	$82.0	1.6	—	83.6
Expenses	$88.4	3.2	—	91.6
Operating loss	$(6.4)	(1.6)	—	(8.0)
Segment assets	$70.5	10.6	—	81.1

2009
Net revenues	$96.2	17.3	18.7	132.2
Expenses	$80.1	10.0	—	90.1
Operating income	$16.1	7.3	18.7	42.1
Segment assets	$72.7	10.1	12.1	94.9

NOTE 16 – Selected Quarterly Financial Data (Unaudited)

          The following is a summary of unaudited quarterly statements of operations for the years ended December 31, 2011 and 2010 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth

2011
Revenues	$27,345	15,898	11,177	11,069
Operating loss	$(289)	(10,549)	(14,866)	(2,259)
Net loss	$(186)	(7,883)	(8,990)	(19,332)

Loss per share:
Basic	$(0.01)	(0.21)	(0.24)	(0.52)

Diluted	$(0.01)	(0.21)	(0.24)	(0.52)

Weighted average number of shares outstanding:
Basic	35,208	37,637	37,325	37,008

Diluted	35,208	37,637	37,325	37,008

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	First	Second	Third	Fourth

2010
Revenues	$27,727	16,389	17,362	22,137
Operating income (loss)	$4,327	(7,959)	(6,027)	1,615
Net income (loss)	$2,094	(4,571)	(4,273)	1,193

Earnings (loss) per share:
Basic	$0.06	(0.12)	(0.12)	0.03

Diluted	$0.06	(0.12)	(0.12)	0.03

Weighted average number of shares outstanding:
Basic	36,149	36,763	36,113	35,314

Diluted	37,818	36,763	36,113	37,466

NOTE 17 – Subsequent Events

Direct Markets

          On February 2, 2012 the Company announced that it, via a new subsidiary, DirectMarkets, will unveil an automated state-of-the-art electronic transaction platform to directly link existing public company issuers and investors seeking to transact primary offerings of securities. DirectMarkets will bring unprecedented, cost-efficient access to the capital markets into the executive ranks of public companies and bypass certain traditional roles typically held by investment banks that presently control the transactional process. Both investors and issuers will benefit from the 24 hours a day and seven days a week seamless access to DirectMarkets’ platform through a graphical user interface accessible via a desktop or laptop computer, as well as mobile smart devices such as tablets or smartphones. The introduction took place at the TradeTech 2012 Conference in New York City that began on March 6, 2012.

          With its many features, the DirectMarkets platform will empower issuers to sell shares (covered by a shelf registration) directly into the secondary market and to complete funding transactions at a fraction of the current cost. Using the same platform, investors will be able to directly contact issuers, with effective shelf registrations in place, to indicate their interest in buying that issuer’s stock, effectively gaining the ability to accumulate stock positions in a more cost-effective manner than through on-going open market purchases.

          In conjunction with the launch of DirectMarkets, the Company intends to change its name to Direct Markets Holdings Corp., subject to stockholder approval at its 2012 Annual Meeting of Stockholders scheduled to be held on May 4, 2012. The Company’s sales, trading and investment banking operations will continue to be conducted by R&R.

Significant Investment Banking Fee

          On February 23, 2012, the Company announced that it had acted as advisor to ZaZa Energy LLC in connection with its merger with Toreador Resources Corporation, and as the exclusive agent for the placement of $100 million of senior secured notes and related warrants.

          Aggregate cash fees earned by the Company for its services were approximately $11.7 million which has been recorded in the Statement of Operations for the year ended December 31, 2012.