Form 10-Q
period 2012-03-31
RODMAN & RENSHAW CAPITAL GROUP, INC.
filed 2012-05-15
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or
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

          As of May 3, 2012, there were 32,805,399 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the current view about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, assumptions, guidance, expectations, beliefs or other statements that are not statements of historical fact. In some cases, forward-looking statements can be identified by words such as “may,” “can,” “will,” “should,” “could,” “expects,” “hopes,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “projects,” “potential,” “intends,” “approximates” or the negative or other variation of such terms and other comparable expressions. Forward-looking statements in this report may include statements about:

•	the successful development, implementation and adoption of our new DirectMarkets platform;

•	future financial and operating results, including projections of revenues, income, expenditures, cash balances and our capital requirements and the need for additional financing;

•	our ability to secure new client engagements;

•	our ability to successfully consummate financing and merger and acquisition transactions on behalf of our clients;

•	our ability to execute our growth, expansion and acquisition strategies;

•	the outcome of various regulatory and legal proceedings in which we are currently involved;

•	the performance of any of our financial products and their potential to generate revenues;

•	development of new financial products;

•	current and future economic and political conditions;

•	overall industry and market performance and trends;

•	competition;

•	management’s goals and plans for future operations;

•	the impact of increased regulatory scrutiny on future operations;

•	the revenue and profit volatility stemming from our operations;

•	the performance of service providers upon which our operations rely;

•	the additional risks and uncertainties stemming from entry into new businesses;

•	our ability to protect our intellectual property rights and secure the right to use other intellectual property that we deem to be essential to the conduct of our business;

•	the impact of expanded corporate governance on the number of available business opportunities;

•	the impact of legal liability on future operations;

•	the impact of employee misconduct on future operations;

•	the increased risk of financial liability and reputational harm resulting from adverse regulatory action;

•	the impact of the Investment Company Act of 1940 on future operations; and

•	other assumptions described in this prospectus underlying or relating to any forward-looking statements.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition as of March 31, 2012 (Unaudited) and December 31, 2011
Dollars in Thousands, Except Per Share Amounts

	March 31, 2012	December 31, 2011

Assets
Cash and cash equivalents:
Unrestricted	$6,534	5,789
Restricted	1,762	1,602

Total cash and cash equivalents	8,296	7,391
Financial instruments owned, at fair value:
Corporate equity securities	5,302	5,064
Merchant banking investments	4,722	9,559
Derivatives	5,904	4,767
Fixed income	2,713	1,093
Other investments	1,327	1,379

Total financial instruments owned, at fair value	19,968	21,862
Private placement and other fees receivable	3,113	1,766
Receivable from brokers, dealers & clearing agencies	3,427	1,828
Prepaid expenses	829	512
Property and equipment, net	2,717	3,027
Other assets	2,604	2,440
Goodwill and other intangible assets, net	986	—

Total Assets	$41,940	38,826

Liabilities and Stockholders’ Equity
Accrued compensation payable	$4,492	5,924
Accounts payable and accrued expenses	5,742	4,610
Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	2,916	1,643
Derivatives	533	—

Total financial instruments sold, not yet purchased, at fair value	3,449	1,643
Long term convertible debt	5,781	5,997

Total Liabilities	19,464	18,174

Commitments and contingencies (See Note 7)

Stockholders’ Equity

Common stock, $0.001, par value; 100,000,000 shares authorized; 33,027,699 and 33,672,699 issued as of March 31, 2012 and December 31, 2011, respectively	33	34
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	—	—
Additional paid-in capital	74,077	74,221
Treasury stock, 53,500 shares and 100,000 shares as of March 31, 2012 and December 31, 2011, respectively	(55)	(46)
Accumulated deficit	(51,579)	(53,557)

Total Stockholders’ Equity	22,476	20,652

Total Liabilities and Stockholders’ Equity	$41,940	38,826

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations for the
Three Month Periods Ended March 31, 2012 and 2011 (Unaudited)
Amounts in Thousands, Except Per Share Amounts

	Three Months Ended March 31,

	2012	2011

Revenues:
Investment banking	$23,476	27,471
Merchant banking	(5,037)	566
Brokerage	6,510	1,162
Conference fees	—	446
Principal transactions	204	(2,315)
Interest and other income	291	15

Total revenues	25,444	27,345

Operating expenses:
Compensation and benefits	13,882	17,863
Conference expense	—	2,907
Professional and consulting	2,688	1,574
Occupancy and equipment rentals	823	773
Advertising and marketing	187	307
Communication and market research	1,883	914
Execution and clearing	1,010	78
Depreciation and amortization	403	397
Business development	1,006	1,299
Interest expense	114	205
Bad debt expense	—	37
Hudson acquisition related expense	—	418
Other	1,470	862

Total operating expenses	23,466	27,634

Operating income (loss)	1,978	(289)
Income tax expense (benefit)	—	(103)

Net income (loss)	$1,978	(186)

Net income (loss) per common share:
Basic	$0.05	(0.01)

Diluted	$0.05	(0.01)

Weighted average common shares outstanding:
Basic	36,423	35,208

Diluted	42,549	35,208

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity for the
Three Month Period Ended March 31, 2012 (Unaudited) and the Year Ended December 31, 2011
Dollars in Thousands

	Three Months Ended March 31, 2012	Year Ended December 31, 2011

Common stock:
Balance, beginning of the period	$34	33
Acquisition related issuance	—	3
Treasury stock retirement	(1)	(2)

Balance, end of the period	$33	34

Additional paid-in-capital:
Balance, beginning of the period	$74,221	69,654
Stock based compensation	601	2,290
Treasury stock retirement	(518)	(3,134)
Acquisition related issuance	—	5,260
Other	(227)	151

Balance, end of the period	$74,077	74,221

Accumulated deficit:
Balance, beginning of the period	$(53,557)	(17,166)
Net income (loss)	1,978	(36,391)

Balance, end of the period	$(51,579)	(53,557)

Treasury stock, at cost:
Balance, beginning of the period	$(46)	(260)
Treasury stock purchases	(528)	(2,923)
Treasury stock retirement	519	3,137

Balance, end of the period	$(55)	(46)

Total stockholders’ equity	$22,476	20,652

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the
Three month periods ended March 31, 2012 and 2011 (Unaudited)
Dollars in Thousands

	Three Months Ended March 31,

	2012	2011

Cash flows from operating activities:
Net income (loss)	$1,978	(186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	566	397
Restricted cash	(160)	(1)
Stock based compensation	601	851
Changes in operating assets and liabilities:
Financial instruments owned, at fair value	2,094	6,009
Private placement and other fees receivable	(1,347)	(229)
Receivable from brokers, dealers & clearing agencies	(1,599)	7,162
Prepaid expenses	(317)	87
Other assets	195	1,158
Financial instruments sold not yet purchased, at fair value	1,481	(3,913)
Accrued compensation payable	(1,432)	(8,156)
Accounts payable and accrued expenses	155	286

Net cash provided by operating activities	2,215	3,465

Cash flows used in investing activities:
Purchases of property and equipment and capitalization of software development costs	(438)	(208)
Merchant banking investments	(200)	—
Acquisition	(250)	(126)

Net cash used in investing activities	(888)	(334)

Cash used in financing activities:
Extinquishment of convertible debt	(54)
Purchase of treasury stock	(528)	(636)

Net cash used in financing activities	(582)	(636)

Net increase in cash and cash equivalents	745	2,495
Cash and cash equivalents – beginning of period	5,789	13,350

Cash and cash equivalents – end of period	$6,534	15,845

Supplemental disclosures of cash flow information:
Income taxes paid	$32	204

Interest paid	$58	205

The accompanying notes are an integral part of these consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Organization, Nature of Operations and Basis of Presentation

General

          Rodman & Renshaw Capital Group, Inc. (“RRCG”) is a Delaware holding company which was organized on December 20, 2006. RRCG, through its various subsidiaries, is engaged in investment banking, sales and trading, merchant banking and the development of the first-ever 24/7 automated electronic transaction platform to link issuers with investors for primary offerings of securities by existing publicly-traded companies. RRCG’s principal operating subsidiaries are: (i) Rodman & Renshaw, LLC, a Delaware limited liability company (“R&R”); (ii) Rodman Principal Investments, LLC, a Delaware limited liability company (“RPI”); and (iii) Direct Markets, Inc., a Delaware corporation (“DirectMarkets”). R&R is a broker dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”). RPI serves as the holding vehicle for all of RRCG’s principal-related businesses, including Aceras BioMedical LLC (“Aceras BioMedical”), a joint venture through which RRCG, in partnership with Aceras Partners, LLC (“Aceras Partners”), makes principal investments in early-stage biotechnology and life sciences companies. DirectMarkets will operate an automated state-of-the art electronic transaction platform to directly link existing public company issuers and investors seeking to transact primary offerings of securities. RRCG and its subsidiaries are collectively referred to herein as “Company,” “we,” “our” or “us”.

          On May 4, 2012, at the Annual Meeting of Stockholders of Rodman & Renshaw Capital Group, Inc, the stockholders approved the name change of the Company to Direct Markets Holdings Corp. It is expected that the name change will be implemented on or about June 1, 2012.

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011, the changes in stockholders’ equity and comprehensive income (loss) for the three months ended March 31, 2012 and cash flows for the three months ended March 31, 2012 and 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2012.

          Certain information and footnote disclosures normally included in financial statements that are prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

          These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2011 as filed with the SEC.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Instruments at Fair Value

          As defined in Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, fair value generally is based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered in determining the fair value of financial instruments are discount margins, weighted average spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, such financial instruments are adjusted to the point within the bid-ask range that meets the Company’s best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

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

          Level 1 includes those financial instruments whose valuations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

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

          The fair value of warrants is recorded in financial instruments owned as derivatives, at fair value on the Company’s Consolidated Statements of Financial Condition. When a warrant is received, its fair value is included in investment banking revenue as of the close of the date on which it is earned. Subsequently, any change in fair value is recorded as principal transactions. When a warrant is exercised, the fair value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the fair value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

Value of Merchant Banking Assets

          Merchant banking revenue consists of gains and losses on investments by our Aceras BioMedical joint venture and other principal investments activity. During the three months ended March 31, 2012, BioMarin Pharmaceutical Inc. (“BioMarin”), the purchaser of Huxley Pharmaceuticals from Aceras (“Huxley”), recorded an impairment charge of $6.7 million related to certain assets acquired. These assets were IPR&D assets associated with U.S. marketing rights of a product candidate for the treatment of Lambert-Eaton Myasthenic Syndrome that is in Phase 3 clinical trials in the U.S. BioMarin had previously disclosed that it was exploring strategic options for this product candidate in the U.S., including potential out licensing arrangements. In March 2012, BioMarin disclosed that it had determined to suspend these initiatives. Based on this triggering event and lower than expected reported European sales revenue, the Company revised the carrying value of the contingent payments related to the sale of Huxley and recognized a non-cash charge of $5.0 million in merchant banking revenues for the three months ended March 31, 2012. The value of Aceras BioMedical’s assets as of March 31, 2012 and December 31, 2011 was determined based on an independent valuation performed by a third party valuation firm, which took into consideration, where applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account, factors including, general economic and stock market conditions.

Cash and Cash Equivalents

          The Company generally invests its excess cash in money market funds. Most of the restricted cash relates to letters of credit issued in connection with the Company’s office lease agreement and cash held at financial institutions for capital purposes. Cash and cash equivalents includes $0.4 million on deposit in a Special Reserve Bank Account for the Exclusive Benefit of Customers pursuant to Rule 15c3-3 of the Exchange Act and relates to the Company’s soft dollar credit balances.

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

          When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments. Revenue from the receipt of warrants is recognized, as of the close of the date on which it is earned, based on the estimated fair value of the securities received using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected price volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the three month periods ended March 31, 2012 and 2011 (in thousands of dollars):

	Three Months Ended March 31,

	2012	2011

Private placements	$12,511	10,637
Warrants	973	4,346
Equity	628	—
Strategic advisory	7,745	1,793
Underwriting	1,619	10,695

Total investment banking revenue	$23,476	27,471

          Merchant Banking Revenue. Merchant banking revenue, consisting of gains and losses on investments by the Company’s Aceras BioMedical joint venture and other principal investments activity, was a $5.0 million loss. During the three months ended March 31, 2012, BioMarin Pharmaceutical Inc. (“BioMarin”), the purchaser of Huxley Pharmaceuticals from Aceras (“Huxley”), recorded an impairment charge of $6.7 million related to certain assets acquired. These assets were IPR&D assets associated with U.S. marketing rights of a product candidate for the treatment of Lambert-Eaton Myasthenic Syndrome that is in Phase 3 clinical trials in the U.S. BioMarin had previously disclosed that it was exploring strategic options for this product candidate in the U.S., including potential out licensing arrangements. In March 2012, BioMarin disclosed that it had determined to suspend these initiatives. Based on this triggering event and lower than expected reported European sales revenue, the Company revised the carrying value of the contingent payments related to the sale of Huxley and recognized a non-cash charge of $5.0 million in merchant banking revenues for the three months ended March 31, 2012. The value of Aceras BioMedical’s assets as of March 31, 2012 and December 31, 2011 was determined based on an independent valuation performed by a third party valuation firm, which took into consideration, where applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account, factors including, general economic and stock market conditions.

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

          Brokerage. Brokerage revenues consist of (a) commissions resulting from securities transactions executed as agent or principal and recorded on a trade date basis, net of soft dollar expenses of $0.5 million for the three months ended March 31, 2012 and (b) related net trading gains and losses from market making activities.

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

Software Development Costs

          The Company capitalizes software development costs related to its DirectMarkets business in accordance with FASB ASC Subtopic 985-20 (Costs of Software to be Sold, Leased, or Marketed). Software development costs are capitalized after technological feasibility is established. The DirectMarkets software products are not yet available to clients and potential clients as such the Company as of March 31, 2012 has not commenced amortizing such costs over the related product’s estimated economic useful life. Net capitalized software development costs (included in other assets) totaled $1.4 million at March 31, 2012.

Goodwill and Other Intangible Assets

          Goodwill is not amortized; instead, it is reviewed for impairment at least annually and written down when impaired. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.

          Intangible assets consist of customer relationships. Customer relationships acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. Customer relationships are recorded at cost net of accumulated amortization. Intangible assets are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. Amortization is calculated using the straight line method over the estimated useful lives, generally three years.

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

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Earnings Per Share (“EPS”)

          Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, which includes restricted stock and restricted stock units (“RSUs”) for which service has been provided. Diluted EPS includes the components of basic EPS and also includes the dilutive effects of restricted stock and RSUs for which service has not yet been provided, employee stock options and warrants. Additionally, diluted EPS includes an addback of the convertible debt interest expense and the convertible debt share equivalents to the numerator and denominator, respectively.

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

          ASC Subtopic 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of ASC Subtopic 740-10.

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

          Reserves related to legal proceedings are established and maintained. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of March 31, 2012, there were no material legal reserves accrued in the Consolidated Statements of Financial Condition.

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

Forgivable Loans

          The Company issues forgivable loans as a retention vehicle to certain new and existing employees. These loans are subject to a substantive service requirement by the employees and are amortized over the service period on a straight-line basis. As of March 31, 2012, the net unamortized balance of forgivable loans was $0.2 million, which is included in other assets on the Consolidated Statements of Financial Condition. The Company recorded $0.1 million and $0.5 million of compensation expense related to the amortization of these loans during the three months ended March 31, 2012 and 2011, respectively.

Stock-Based Compensation

          The Company measures its compensation cost for all stock-based awards at fair value on the date of grant, taking into account any post vesting selling restrictions, and recognizes the compensation expense over the requisite service period pursuant to the provisions of ASC Topic 718, Compensation – Stock Compensation. Expenses associated with such grants are generally recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

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

NOTE 3 – Recent Accounting Pronouncements

          In May 2011, the Financial Accounting Standards Board (“FASB”) issued accounting updates to ASC Topic 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates are effective March 1, 2012 and will be applied prospectively. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations or cash flows.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (ASC Topic 220) on presenting comprehensive income with the intention of increasing its prominence in financial statements by eliminating the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. The standard requires comprehensive income to be reported in either a single statement that presents the components of net income, the components of other comprehensive income, and total comprehensive income, or in two consecutive statements. The adoption of this standard did not have an impact on the Company’s financial condition, results of operations or cash flows or the presentation of those financial statements as the Company had no “other comprehensive income” in 2012.

          In September 2011, the FASB issued ASU, Testing Goodwill for Impairment (“ASU 2011-08”) to ASC Topic 350, Intangibles — Goodwill and Other. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to affect our financial condition, results of operation or cash flows.

NOTE 4 - Financial Instruments, at Fair Value

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy (in thousands of dollars):

	March 31, 2012

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Corporate equity securities	$5,286	—	16	5,302
Merchant banking investments	—	—	4,722	4,722
Derivatives	19	—	5,885	5,904
Fixed income	—	2,713	—	2,713
Other investments	—	—	1,327	1,327

Total financial instruments owned	$5,305	2,713	11,950	19,968

Liabilities:
Corporate equity securities	$2,916	—	—	2,916
Derivatives	1	—	532	533

Total financial instruments sold, not yet purchased	$2,917	—	532	3,449

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2011

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Corporate equity securities	$4,928	—	136	5,064
Merchant banking investments	—	—	9,559	9,559
Derivatives	20	—	4,747	4,767
Fixed income	—	1,093	—	1,093
Other investments	—	—	1,379	1,379

Total financial instruments owned	$4,948	1,093	15,821	21,862

Liabilities:
Financial instruments sold, not yet purchased	$1,643	—	—	1,643

Total financial instruments sold, not yet purchased	$1,643	—	—	1,643

          Financial instruments are assessed on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no significant transfers between Level 1, Level 2 and Level 3 classified instruments during 2012.

          The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities.

          Exchange Traded Equity Securities: Exchange-traded equity securities, including over-the-counter securities, are measured based on quoted exchange prices, which are generally obtained from pricing services, and are categorized as Level 1 in the fair value hierarchy.

          Non-exchange Traded Equity Securities: Non-exchange traded equity securities, excluding over-the-counter securities, are categorized as Level 3 financial instruments and measured using valuation techniques involving quoted prices of, or market data for, comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Merchant Banking Investments.

          The value of the Company’s investment in Aceras BioMedical’s assets is categorized as Level 3 financial instruments. During the three months ended March 31, 2012, BioMarin Pharmaceutical Inc. (“BioMarin”), the purchaser of Huxley Pharmaceuticals from Aceras (“Huxley”), recorded an impairment charge of $6.7 million related to certain assets acquired. These assets were IPR&D assets associated with U.S. marketing rights of a product candidate for the treatment of Lambert-Eaton Myasthenic Syndrome that is in Phase 3 clinical trials in the U.S. BioMarin had previously disclosed that it was exploring strategic options for this product candidate in the U.S., including potential out licensing arrangements. In March 2012, BioMarin disclosed that it had determined to suspend these initiatives. Based on this triggering event and lower than expected reported European sales revenue, the Company revised the carrying value of the contingent payments related to the sale of Huxley and recognized a non-cash charge of $5.0 million in merchant banking revenues for the three months ended March 31, 2012. The value of Aceras BioMedical’s assets as of March 31, 2012 and December 31, 2011 was determined based on an independent valuation performed by a third party valuation firm, which took into consideration, where applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account, factors including, general economic and stock market conditions.

Derivatives.

          Warrants

          As a part of the Company’s compensation for its activities as underwriter or placement agent, it may receive warrants exercisable to purchase securities similar to those that are offered and sold in the financing transaction. Additionally, the Class B warrants which were issued in conjunction with the Company’s 10% Senior Secured Convertible Debentures are accounted for as a separate liability component because the number of shares underlying the warrants are not fixed and determinable.

          The Company values warrants using Black-Scholes. The model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and price volatility. These warrants are categorized as Level 3 financial instruments.

          Stock Options

          Exchange-traded stock options are measured based on quoted exchange prices, which are generally obtained from pricing services, and are categorized as Level 1 in the fair value hierarchy.

Fixed Income.

          Fixed income consists of municipal securities which are categorized as Level 2 and measured based on quoted prices obtained from external data providers.

Other Investments.

          Other investments consist of investments in shell companies and equity limited partnerships which are categorized as Level 3 financial instruments. The shell companies are valued at cost, which for this type of instrument approximates fair value and the equity limited partnerships are valued based on net asset values.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3 Financial Assets and Liabilities.

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the three months ended March 31, 2012 and 2011 (in thousands of dollars):

	Three Months Ended March 31, 2012

	Corporate Equity Securities	Merchant Banking	Derivatives	Other Investments	Total

Securities owned:
Balance, December 31, 2011	$136	9,559	4,747	1,379	15,821
Purchases / issuances	—	200	973	—	1,173
Sales / settlements	—	—	(476)	(60)	(536)
Realized and unrealized gains/(losses) (1)	(120)	(5,037)	641	8	(4,508)

Balance, March 31, 2012	$16	4,722	5,885	1,327	11,950

Change in unrealized gains relating to instruments still held at March 31, 2012	$(120)	(5,037)	641	8	(4,508)

Securities sold, not yet purchased:
Balance, December 31, 2011	$—	—	—	—	—
Sales / settlements	—	—	297	—	297
Realized and unrealized gains/(losses) (1)	—	—	235	—	235

Balance, March 31, 2012	$—	—	532	—	532

Change in unrealized gains relating to instruments still held at March 31, 2012	$—	—	235	—	235

(1) Reported in principal transactions in the Consolidated Statements of Operations.

	Three Months Ended March 31, 2011

	Corporate Equity Securities	Merchant Banking	Derivatives	Notes	Other Investments	Total

Securities owned:
Balance, December 31, 2010	$1,797	10,557	15,570	2,197	2,159	32,280
Purchases / issuances	788	—	3,040	—	—	3,828
Sales / settlements	—	—	(3,921)	—	—	(3,921)
Realized and unrealized gains/(losses) (1)	126	309	(3,076)	334	(87)	(2,394)

Balance, March 31, 2011	$2,711	10,866	11,613	2,531	2,072	29,793

Change in unrealized gains/(losses) relating to instruments still held at March 31, 2011	$126	309	(3,771)	336	(87)	(3,087)

(1) Reported in principal transactions in the Consolidated Statements of Operations.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – Goodwill and Other Intangible Assets

          In February 2012, the Company acquired certain assets of The Investor Relations Group, Inc. (“IRG”) an investor and public relations firm. The Company paid approximately $0.25 million which was allocated to customer list intangible asset and provided for approximately $0.75 million in estimated contingent payments upon achievement of certain performance criteria, which is reflected in the accounts payable and accrued expenses line item in the consolidated state of financial condition with the offset reflected as goodwill.

          The following table represents a summary of the changes to intangible assets from December 31, 2011 to March 31, 2012 (in thousands of dollars):

	Goodwill	Customer Relationships	Total

Balance, December 31, 2011	$—	—	—
Additions	750	250	1,000
Amortization	—	(14)	(14)

Balance, March 31, 2012	$750	236	986

NOTE 6 – Long-Term Convertible Debt

          Long-term convertible debt is accounted for on an amortized cost basis. The following is a summary of the carrying value (including unamortized discounts) of the Company’s long-term debt as of March 31, 2012 (in thousands of dollars):

March 31, 2012

10.0% Senior Secured Convertible Debentures, due 2013, net of discount (effective interest rate of 11.8%)	$5,781

Long-term convertible debt	$5,781

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

          The Class B warrants were accounted for as a separate liability component because the number of shares underlying the warrants was not fixed and determinable. As of March 30, 2012, the value of the Series B Warrants was $0.5 million. The unrealized change in value of the Series B Warrants was recorded as a component of principal transactions revenue.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The Class A warrants which amounted to $0.4 million and were accounted for as a separate equity component and the Class B warrants which originally amounted to $0.3 million; both represent part of the original discount on the debt.

NOTE 7 - Commitments and Contingencies

          Lease Commitments

          The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2011 and 2014. The Company lease for the 20th floor at 1251 Avenue of the Americas, New York, NY (the “NY Lease”) expires in October 2013. As of September 30, 2011, the only significant change in the Company’s lease agreements since December 31, 2010 is the assumption of Hudson Holding Corporation’s (“Hudson’s”) Jersey City, New Jersey office lease which expires in 2012. The New Jersey office was for the most part abandoned in August 2011.

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

          Equity Commitment

          The Company, through its wholly owned subsidiary, Rodman Principal Investments, LLC (“RPI”), has made an investment commitment to Aceras BioMedical to fund its operating budget and Aceras BioMedical’s principal investments in life science companies. At March 31, 2012, $10.3 million of this commitment remained unfunded.

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

          The Company has elected to use the alternative method of computing regulatory net capital pursuant to Rule 15c3-1. At March 31, 2012, R&R had net capital of $9.0 million, which was $8.0 million in excess of its required net capital of $1.0 million.

NOTE 9 - Income Taxes

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

          Management evaluated the realizability of its deferred tax assets as of March 31, 2012. Due to the uncertainty in the current operating environment and the resulting impact on the realizability of deferred tax assets the Company continued to record a full valuation allowance on such assets at March 31, 2012.

          The Company does not anticipate any significant change in the amount of unrecognized tax benefits within the next twelve months.

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

          The Company files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. The Company’s income tax returns filed for tax years 2008, 2009 and 2010 are subject to examination by the U.S. federal, state and foreign taxing jurisdictions.

NOTE 10 - Stock-Based Compensation

          The Company recorded stock-based compensation of $0.6 million and $0.9 million for the three month periods ended March 31, 2012 and 2011, respectively. The unamortized deferred stock-based compensation balance as of March 31, 2012 was $6.4 million and will be fully amortized through 2017.

          There were no stock option grants in the first three months of 2012. A summary of stock options outstanding as of March 31, 2012 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2011	2,190	$4.33	$1.11

Outstanding at March 31, 2012	2,190	$4.33	$1.11	1.0 year	$—

Exercisable at March 31, 2012	2,190	$4.33	$1.11	1.0 year	$—

          There was no compensation cost associated with stock options for both the three months ended March 31, 2012 and 2011.

The following tables detail the activity of restricted stock units (“RSUs”) (shares in thousands):

	Shares		Weighted Average Grant Date Fair Value

	Future Service Required	No Future Service Required (1)	Future Service Required	No Future Service Required

Balance at December 31, 2011	5,396	3,018	$1.34	$1.14
Granted	3,664	—	0.64	—
Forfeited	(660)	—	1.37	—
Vested	(244)	244	0.48	0.48

Balance at March 31, 2012	8,156	3,262	$1.05	$1.09

(1) Represents fully vested RSUs which are still subject to transferability restrictions.

          Approximately 3.7 million RSUs were granted, primarily to DirectMarkets related employees, during the three months ended March 31, 2012. Total compensation cost associated with RSUs was $0.6 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – Earnings per Share

          In conjunction with the acquisition of Hudson, outstanding warrants to purchase Hudson common stock were converted into 310,817 warrants to purchase the Company’s common stock at an average exercise price of $23.85. As of March 31, 2012, the aggregate intrinsic value of these warrants was zero.

          The table below reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

		Three Months Ended March 31,

		2012	2011

Earnings (loss):
Earnings (loss) for basic earnings per share		1,978	(186)
Addback: Convertible debt related interest		321	—

Earnings (loss) for diluted earnings per share		2,299	(186)

Shares:
Shares outstanding	(1)	33,272	33,290
Unearned restricted stock	(2)	—	(45)
Earned RSUs	(3)	3,151	1,963

Shares outstanding, basic		36,423	35,208

Convertible debt	(4)	4,401	—
Unearned RSUs	(5)	1,725	—

Shares outstanding, diluted		42,549	35,208

Earnings (loss) per share:
Basic		0.05	(0.01)
Diluted		0.05	(0.01)

(1)	Shares outstanding represents shares issued less shares repurchased in treasury stock.
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

(4)

Calculated using the “if converted” method. The “if converted” method assumes the conversion of the outstanding convertible debt at the beginning of the period. Related interest expense is added back to the diluted EPS numerator.

(5)

Calculated under the treasury stock method. The treasury stock method assumes the issuance of only a net incremental number of shares as proceeds from issuance are assumed to be used to repurchase shares at the average stock price for the period.

NOTE 12 – Segment Reporting

          The Company operates in three business segments, Capital Markets, DirectMarkets and Merchant Banking. The Capital Markets reportable segment includes the Company’s investment banking, sales and trading activities and research. The Capital Markets reportable segment is managed as a single operating segment that provides the following principal sources of revenue:

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

          The DirectMarkets segment is comprised of operating activities related to the DirectMarkets platform. This year the Company introduced the DirectMarkets platform, the first-ever 24/7 automated electronic transaction platform to link issuers with investors for primary offerings of securities by existing publicly-traded companies. The DirectMarkets platform was developed by the Company over the past several years, building on the expertise obtained in completing more than 580 financing transactions for public companies since 2002. During the last decade, capital-raising options and alternatives for public companies have evolved from traditional follow-on offerings to registered directs, at the market and confidentially marketed public offerings. Through this evolution, the issuer has gained more influence over the capital-raising process by acting on shorter notice and reducing its exposure to market volatility during the life of a deal. The DirectMarkets platform is the next and logical evolutionary step in empowering the issuer and bringing access to the capital markets directly into the C-Suite of public companies through an electronic interface linking public company issuers with investors.

          Total DirectMarkets revenue for the three months ended March 31, 2012 was $0.3 million, which came from non-investment banking advisory fees related to the IRG assets recently acquired. The DirectMarkets expenses relate to the non-capitalizable employee and other costs of developing and marketing the DirectMarkets platform.

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, the Company formed Aceras BioMedical, a joint venture through which it, in partnership with Aceras Partners, LLC, makes principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed RPI, which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of its principal-related businesses. At March 31, 2012, $10.3 million of this commitment remained unfunded. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made.

          The Company’s net revenues, expenses, and total assets by segment are summarized below (in millions of dollars):

	Capital Markets	Direct Markets	Merchant Banking	Total

2012
Three Months Ended March 31
Total revenues	$30.1	0.3	(5.0)	25.4
Expenses	$20.7	1.9	0.8	23.4
Operating income (loss)	$9.4	(1.6)	(5.8)	2.0
Segment assets	$34.4	2.8	4.7	41.9

2011
Three Months Ended March 31,
Total revenues	$26.7	—	0.6	27.3
Expenses	$26.8	—	0.8	27.6
Operating loss	$(0.1)	—	(0.2)	(0.3)
Segment assets	$55.6	2.7	10.9	69.2

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – Subsequent Event

On May 15, 2012, the Company issued a press release addressing the implementation plan for its name change to Direct Markets Holdings Corp., its new business strategy and changes to its board of directors.  The press release included disclosure that:

  The Company intends to effect its name change to Direct Markets Holdings Corp. on June 1, 2012;
  The Company expects to begin trading on NASDAQ under a new ticker symbol, “MKTS”, as soon as practicable thereafter;
  The Company’s board of directors has appointed Kevin Lupowitz as Chief Executive Officer of the Company effective September 1, 2012;
  Effective immediately, Kevin Lupowitz will become a member of the Company’s board of directors;
  Effective May 11, 2012, Wesley Clark and Anthony Sanfilippo have resigned as directors of the Company; and
  The Company is assessing and exploring strategic alternatives for the Company’s investment banking business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.

Overview

          We are a full-service investment bank dedicated to providing corporate finance, strategic advisory and related services to public and private companies across multiple sectors and regions. We also provide research and sales and trading services primarily to institutional investors. We are the leader in the PIPE (private investment in public equity) and RD (registered direct offering) transaction markets. We have been ranked the #1 Placement Agent by deal volume of PIPE and RD financing transactions completed every year since 2005. The sectors that we currently serve include life science/healthcare, industrials, airlines and technology. Our primary product and service offerings include financing transactions, including private placements and public offerings. We also provide research and sales and trading services to institutional investors.

          This year we introduced our DirectMarkets platform, the first-ever 24/7 automated electronic transaction platform to link issuers with investors for primary offerings of securities by existing publicly-traded companies. The DirectMarkets platform was developed by us over the past several years, building on the expertise that we have obtained in completing more than 580 financing transactions for public companies since 2002. During the last decade, capital-raising options and alternatives for public companies have evolved from traditional follow-on offerings to registered directs, at the market and confidentially marketed public offerings. Through this evolution, the issuer has gained more influence over the capital-raising process by acting on shorter notice and reducing its exposure to market volatility during the life of a deal. The DirectMarkets platform is the next and logical evolutionary step in empowering the issuer and bringing access to the capital markets directly into the C-Suite of public companies through an electronic interface linking public company issuers with investors.

Business Segments

          We operate in three business segments, Capital Markets, DirectMarkets and Merchant Banking. The Capital Markets reportable segment includes our investment banking, sales and trading activities and research. The Capital Markets reportable segment is managed as a single operating segment that provides the following principal sources of revenue:

•	investment banking fees, which are derived from corporate finance activities and strategic advisory services;
•	realized and unrealized gains with respect to securities held for our own account;
•	commissions on sales and trading activities;
•	conference fees; and
•	other miscellaneous sources of revenues, such as interest.

          Although we have multiple sources of revenue derived within Capital Markets, most of its revenue is derived from (a) investment banking services and consists of private placement, underwriting and strategic advisory fees earned upon the successful completion of financing or other types of corporate transactions, such as mergers, acquisitions and dispositions and (b) sales and trading activities.

          The DirectMarkets segment is comprised of operating activities related to the DirectMarket platform. This year we introduced our DirectMarkets platform, the first-ever 24/7 automated electronic transaction platform to link issuers with investors for primary offerings of securities by existing publicly-traded companies. The DirectMarkets platform was developed by us over the past several years, building on the expertise that we have obtained in completing more than 580 financing transactions for public companies since 2002. During the last decade, capital-raising options and alternatives for public companies have evolved from traditional follow-on offerings to registered directs, at the market and confidentially marketed public offerings. Through this evolution, the issuer has gained more influence over the capital-raising process by acting on shorter notice and reducing its exposure to market volatility during the life of a deal. The DirectMarkets platform is the next and logical evolutionary step in empowering the issuer and bringing access to the capital markets directly into the C-Suite of public companies through an electronic interface linking public company issuers with investors.

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At March 31, 2012, our outstanding investment commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $10.3 million. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

Business Environment

          2011 was a very difficult period in our industry and the trend has continued to date. With the many geopolitical and economic uncertainties, it is difficult to time a market recovery or predict its sustainability. Market conditions and valuations for companies in the sectors in which we are active, as well as general market conditions, can materially affect our financial performance. Declining valuations in various sectors in which we are active, unprecedented volatility and lack of liquidity in certain sectors of the capital markets, as well as a slowing of economic growth generally has led to declines in financing activity, smaller financing transactions, and declining trading activity and a resulting decline in revenue from prior periods. It is not possible to predict whether, and to what degree, these conditions will continue, abate, or reverse, and the level of capital markets and trading activity is expected to remain uncertain for the foreseeable future. In addition, the nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from period to period.

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

Valuation of Financial Instruments

          As defined in ASC Topic 820, fair value generally is based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered in determining the fair value of financial instruments are discount margins, weighted average spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, such financial instruments are adjusted to the point within the bid-ask range that meets the Company’s best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

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

          Level 1 includes those financial instruments whose valuations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

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

Goodwill

          At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its carrying value. The fair value of reporting units are based on valuations techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods. (Refer to Note 5, Goodwill and Other Intangible Assets, in our Consolidated Financial Statements for further detail on our assessment of goodwill.)

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

First quarter of 2012 compared to first quarter of 2011

Results of Operations

          The following table sets forth our results of operations for the three months ended March 31, 2012 and 2011 (in thousands of dollars):

	March 31, 2012		March 31, 2011

		% of Net Revenue		% of Net Revenue

Revenues:
Investment banking	$23,476		27,471
Merchant banking	(5,037)		566
Brokerage	6,510		1,162
Conference fees	—		446
Principal transactions	204		(2,315)
Interest and other income	291		15

Total revenues	25,444		27,345

Operating expenses:
Compensation and benefits	13,882	54.6%	17,863	65.3%
Conference expense	—	0.0%	2,907	10.6%
Professional and consulting	2,688	10.6%	1,574	5.8%
Occupancy and equipment rentals	823	3.2%	773	2.8%
Advertising and marketing	187	0.7%	307	1.1%
Communication and market research	1,883	7.4%	914	3.3%
Execution and clearing	1,010	4.0%	78	0.3%
Depreciation and amortization	403	1.6%	397	1.5%
Business development	1,006	4.0%	1,299	4.8%
Interest expense	114	0.4%	205	0.7%
Bad debt expense	—	0.0%	37	0.1%
Hudson acquisition related expense	—	0.0%	418	1.5%
Other	1,470	5.8%	862	3.2%

Total operating expenses	23,466	92.2%	27,634	101.1%

Income (loss) before income taxes	1,978	7.8%	(289)	-1.1%
Income tax expense (benefit)	—		(103)

Net income (loss)	$1,978		(186)

          Our operating income for the three months ended March 31, 2012 and 2011 included the following non-cash expenses (in thousands of dollars):

	Three Months Ended

	March 31, 2012	March 31, 2011

Stock-based compensation	$601	851
Amortization of forgivable loans	117	546
Depreciation and amortization	403	397

Total	$1,121	1,794

Revenues

Merchant Banking Segment

          Merchant banking revenue consists of gains and losses on investments by our Aceras BioMedical joint venture and other principal investments activity. During the three months ended March 31, 2012, BioMarin Pharmaceutical Inc. (“BioMarin”), the purchaser of Huxley Pharmaceuticals from Aceras (“Huxley”), recorded an impairment charge of $6.7 million related to certain assets acquired. These assets were IPR&D assets associated with U.S. marketing rights of a product candidate for the treatment of Lambert-Eaton Myasthenic Syndrome that is in Phase 3 clinical trials in the U.S. BioMarin had previously disclosed that it was exploring strategic options for this product candidate in the U.S., including potential out licensing arrangements. In March 2012, BioMarin disclosed that it had determined to suspend these initiatives. Based on this triggering event and lower than expected reported European sales revenue, we revised the carrying value of the contingent payments related to the sale of Huxley and recognized a non-cash charge of $5.0 million in merchant banking revenues for the three months ended March 31, 2012. The value of Aceras BioMedical’s assets as of March 31, 2012 and December 31, 2011 was determined based on an independent valuation performed by a third party valuation firm, which took into consideration, where applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter taking into account, factors including, general economic and stock market conditions.

DirectMarkets Segment

          Total revenue for the three months ended March 31, 2012 was $0.3 million, which came from non-investment banking advisory fees related to the Investment Relations Group assets recently acquired.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the three months ended March 31, 2012 was $30.2 million, representing an increase of 13% from $26.8 million in the comparable period of 2011. The increase was primarily due to a $5.3 million increase in brokerage revenues related to the Hudson Holding Corporation (“Hudson”) business acquired in the second quarter of 2011.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the three months ended March 31, 2012 and 2011 (in thousands of dollars):

	Three Months Ended

	March 31, 2012	March 31, 2011

Revenue:
Private placement and underwriting	$15,731	25,678
Strategic advisory	7,745	1,793

Total investment banking revenue	$23,476	27,471

          Investment banking revenue was $23.5 million for the three months ended March 31, 2012, which included $1.0 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $27.5 million, which included $4.3 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2011:

•

Private placement and underwriting revenue for the quarter was $15.7 million, including $1.0 million of fair value related to warrants received, compared to $25.7 million, including $4.3 million of fair value related to warrants received, in the comparable period of 2011.

•

Strategic advisory fees for the three months ended March 31, 2012 were $7.7 million, compared to $1.8 million for the comparable period of 2011. The increase in investment banking revenue was due in part to one significant advisory fee of $7.2 million (part of a total $11.7 million investment banking fee from ZaZa Energy LLC).

•

During the first quarter of 2012, we earned approximately $16.8 million in metals & mining and oil and gas transactions. We no longer focus on the metals & mining and oil and gas sectors and the employees who focused on these sectors are no longer employed with us.

Sales and Trading

          Brokerage revenue was $6.5 million, net of $0.5 million of soft dollar expense for the three months ended March 31, 2012, compared with $1.2 million for the three months ended March 31, 2011. The increase in brokerage revenues was primarily due to the Hudson business acquired in the second quarter of 2011.

Principal Transactions

          Principal transactions revenue was $0.2 million for the three months ended March 31, 2012, compared with a $2.3 million loss for the three months ended March 31, 2011. The increase in principal transactions is related to the increase in certain biotechnology warrants, partially offset by a loss in our Class B warrants issued in connection with our convertible debt.

          The following discussion combines Capital Markets, DirectMarkets and Merchant Banking expenses.

Expenses

Compensation

          Employee compensation and benefits expense for the first quarter of 2012 was $13.9 million, compared to $17.9 million for the first quarter of 2011. Employee compensation and benefits expense for the three months ended March 31, 2012, excluding the $0.2 million principal transactions gain from revenue, represented 55% of transaction related revenue (revenue excluding principal transactions), compared to 60% in the comparable 2011 period. We target a compensation ratio of 55% to 60% of transaction related revenue on an annualized basis.

Non-Compensation Expenses

          Non-compensation expense was $9.6 million for the three months ended March 31, 2012, comparable to the $9.8 million for the same prior year period. The slight decrease from the prior year’s quarter in non-compensation expense was substantially due to:

•

Additional fixed and variable expenses related to the acquisition of Hudson, including, a $1.0 million increase in communication and market research and a $0.9 million increase in execution and clearing;

•

An increase in professional and consulting fees of $1.1 million primarily related to certain regulatory inquiries and the expansion of DirectMarkets. As compared to prior periods, during the three-months ended March 31, 2012, we experienced an increase in the scope and amount of information requested by FINRA related to various aspects of our broker-dealer business;

offset by,

•	A decrease of $2.9 million related to the discontinuation of the China conference in 2011.

Income Taxes

          Due to the uncertainty in the current operating environment and the resulting impact on the realizability of our deferred tax assets we continue to record a full valuation allowance on such assets at March 31, 2012.

Liquidity and Capital Resources

          We have historically satisfied our capital and liquidity requirements through cash generated internally from operations; however, on October 31, 2011 we raised $6.65 million of 10% Convertible Secured Debentures due 2013 with a net settlement feature, and warrants in a private placement financing.

          At December 31, 2011, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level 1” assets less “Level 1” liabilities, “Level 2” assets (consisting of municipal securities) less “Level 2” liabilities (also consisting of municipal securities), net current receivables, and due to / due from clearing brokers of $15.5 million. As of March 31, 2012, we had liquid assets of $19.9 million. The increase in liquid assets primarily relates to an $11.7 million investment banking fee from ZaZa Energy LLC, partially offset by year-end bonus and severance payments of approximately $5.2 million paid during the first quarter of 2012 and treasury stock purchases of $0.5 million.

          The following table sets forth the calculation of liquid assets (non-GAAP) as of March 31, 2012 and December 31, 2011 (in millions of dollars):

	March 31, 2012	December 31, 2011

Total cash and cash equivalents	8.3	7.4
Financial instruments owned, at fair value (Level 1 and Level 2)	8.0	6.1
Private placement and other fees receivable	3.1	1.8
Receivable from brokers, dealers & clearing agencies	3.4	1.8
Financial instruments sold, not yet purchased, at fair value (Level 1)	(2.9)	(1.6)

Liquid Assets (non-GAAP)	19.9	15.5

          The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, are generally paid semi-annually or annually.

          As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Exchange Act. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At March 31, 2012, we had excess net capital of $8.0 million. Regulatory net capital requirements may change based on investment and underwriting activities.

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

Cash Flows

          Unrestricted cash and cash equivalents were $6.5 million at March 31, 2012, an increase of $0.7 million from $5.8 million at December 31, 2011.

          Operating activities provided $2.2 million of cash and cash equivalents during the three months ended March 31, 2012.

          The primary components of cash used for the three months ended March 31, 2012 were: (a) $0.5 million in treasury stock purchases and (b) $0.3 million in capitalization of software development costs and $0.1 in property, equipment and leasehold purchases.

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

          At March 31, 2012, $5.9 million, or 30% of $20.0 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $4.7 million or 24% of financial instruments owned is related to our merchant banking activity. The remaining 46% of the financial instruments owned represents listed equity securities, restricted securities and investments in affiliates at fair value.

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

          Based on our analysis, as of March 31, 2012, the effect of a 100+/- basis point change in interest rates on the value of our warrant portfolio and the resultant effect on our pre-tax income is considered immaterial.

          The value of Aceras BioMedical’s assets in our merchant banking segment was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments. The primary quantifiable market risk associated with Aceras BioMedical’s assets is sensitivity to changes in interest rates. Based on our analysis as of March 31, 2012 assuming a 100 basis point increase in interest rates, we estimated the reduction of pre-tax income to be immaterial.

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

          During 2011, we were named as a party defendant in various litigations brought as class actions and one derivative action relating to underwritten public offerings that we participated in involving China based businesses. To date, we have been completely dismissed from one of the class actions and the plaintiffs in two of the class actions have voluntarily dismissed those actions in their entirety. The remaining actions are in the preliminary stages and while we believe that we have meritorious defenses, the proceedings are at too early a stage to effectively evaluate the merits or predict the outcome. There is no assurance that we will not be named in other actions brought or that the result of the pending actions or any future actions, or the costs of defense of those actions, will not adversely affect us.

Item 1A. Risk Factors

          Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2011, as amended. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes to the risk factors contained in our annual report except for the following additional risk factor related to our broker dealer business.

Our broker-dealer business is the subject of ongoing inquiries and examinations by FINRA. We are presently unable to assess the potential impact that ongoing inquiries and examinations and/or the results of such inquiries and examinations will have on the operations of our broker-dealer business or our financial condition or result of operations.

          Since March 2004, we have received inquiries, subpoenas and requests for production of documents from the SEC, FINRA and the Attorney General of the State of New York with respect to PIPE transactions in which we acted as placement agent. We have responded to each such inquiry, subpoena and request, and, to our best knowledge, our responses have been to the satisfaction of the inquiring party. In addition, we regularly receive inquiries from FINRA relating to various aspects of our business including, but not limited to, our participation in financing transactions in which we acted as placement agent or underwriter. Recently, we have experienced an increase in the scope and amount of information requested by FINRA related to various aspects of our broker-dealer business and several inquiries and examinations are ongoing. We expect that these inquiries and examinations will continue and that FINRA will seek further information from us in connection therewith. We are not currently in a position to assess the likely outcome of these pending inquiries and examinations, or whether incremental inquiries or examinations will be initiated. We intend, however, to continue to fully cooperate with FINRA and respond to any incremental information requests. There is no assurance, however, that the outcome of any presently pending inquiry or examination, or future inquiry or examination, will not have a material adverse effect on our broker-dealer business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

January 1 - January 31, 2012	200,000	$0.61	200,000	1,625,704
February 1 - February 29, 2012	200,000	$0.97	200,000	1,425,704
March 1 - March 31, 2012	198,500	$1.07	198,500	1,227,204	(2)

Total	598,500	$0.88	598,500

(1) On May 25, 2010 we announced a stock repurchase program covering the purchase of up to an aggregate of $5 million of our common stock in the open market in accordance with Rule 10b-18 of the Exchange Act.
On November 15, 2010 we announced an increase of an additional $5 million to our stock repurchase program.

(2) Based on the closing price per share of our common stock on March 31, 2012 ($1.05 per share).

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

Date: May 15, 2012
RODMAN & RENSHAW
CAPITAL GROUP, INC.

	By:	/s/ Edward Rubin

Name: Edward Rubin
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David J. Horin

Name: David J. Horin
Title: Chief Financial Officer
(Principal Financial Officer)