Form 10-Q
period 2012-06-30
DIRECT MARKETS HOLDINGS CORP.
filed 2012-08-14
CIK 1054303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

001-33737
(Commission File Number)

DIRECT MARKETS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	84-1374481
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
Or Organization)

1251 Avenue of the Americas
New York, New York 10020

(Address of principal executive offices)

Registrant’s telephone number: (212) 356-0500

RODMAN & RENSHAW CAPITAL GROUP, INC.

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

          As of August 10, 2012, there were 32,582,499 shares of the registrant’s common stock outstanding.

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

i

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES

ii

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Page

Consolidated Statements of Financial Condition as of June 30, 2012 (unaudited) and December 31, 2011	2

Consolidated Statements of Operations for the three month and six month periods ended June 30, 2012 and 2011 (unaudited)	3

Consolidated Statements of Changes in Stockholders’ Equity for the six month period ended June 30, 2012 (unaudited) and for the year ended December 31, 2011	4

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition as of June 30, 2012 (Unaudited) and December 31, 2011
Dollars in Thousands, Except Per Share Amounts

	June 30, 2012	December 31, 2011

Assets
Cash and cash equivalents:
Unrestricted	$4,972	5,789
Restricted	1,223	1,602

Total cash and cash equivalents	6,195	7,391
Financial instruments owned, at fair value:
Corporate equity securities	2,679	5,064
Merchant banking investments	4,645	9,559
Derivatives	3,824	4,767
Fixed income	326	1,093
Other investments	1,332	1,379

Total financial instruments owned, at fair value	12,806	21,862
Private placement and other fees receivable	1,077	1,766
Receivable from brokers, dealers & clearing agencies	2,176	1,828
Prepaid expenses	516	512
Property and equipment, net	2,347	3,027
Other assets	2,837	2,440
Other intangible assets, net	215	—

Total Assets	$28,169	38,826

Liabilities and Stockholders’ Equity
Accrued compensation payable	$2,632	5,924
Accounts payable and accrued expenses	4,219	4,610
Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	267	1,643
Derivatives	71	—

Total financial instruments sold, not yet purchased, at fair value	338	1,643
Long term convertible debt	5,910	5,997

Total Liabilities	13,099	18,174

Commitments and contingencies (See Note 7)

Stockholders’ Equity
Common stock, $0.001, par value; 100,000,000 shares authorized; 32,582,499 and 33,672,699 issued as of June 30, 2012 and December 31, 2011, respectively	33	34
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued	—	—
Additional paid-in capital	75,606	74,221
Treasury stock, no shares and 100,000 shares as of June 30, 2012 and December 31, 2011, respectively	—	(46)
Accumulated deficit	(60,569)	(53,557)

Total Stockholders’ Equity	15,070	20,652

Total Liabilities and Stockholders’ Equity	$28,169	38,826

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations for the
Three Month and Six Month Periods Ended June 30, 2012 and 2011 (Unaudited)
Amounts in Thousands, Except Per Share Amounts

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Revenues:
Investment banking	$2,349	14,707	25,825	42,178
Merchant banking	(77)	(27)	(5,114)	539
Brokerage	6,558	6,449	13,068	7,615
Conference fees	—	—	—	446
Principal transactions	(2,537)	(5,245)	(2,333)	(7,560)
Interest and other income	428	14	719	25

Total revenues	6,721	15,898	32,165	43,243

Operating expenses:
Compensation and benefits	7,525	15,231	21,407	33,094
Conference expense	—	39	—	2,946
Professional and consulting	836	2,529	3,524	4,103
Occupancy and equipment rentals	816	1,068	1,639	1,841
Advertising and marketing	243	150	430	457
Communication and market research	1,750	1,980	3,633	2,894
Execution and clearing	833	1,140	1,843	1,218
Depreciation and amortization	406	397	809	794
Business development	628	1,384	1,634	2,683
Interest expense	320	—	434	—
Bad debt expense	197	10	197	48
Hudson acquisition related expense	—	794	—	1,212
Other	2,244	1,725	3,714	2,791

Total operating expenses	15,798	26,447	39,264	54,081

Operating loss	(9,077)	(10,549)	(7,099)	(10,838)
Income tax benefit	(87)	(2,666)	(87)	(2,769)

Net loss	$(8,990)	(7,883)	(7,012)	(8,069)

Net loss per common share:
Basic	$(0.25)	(0.21)	(0.19)	(0.22)

Diluted	$(0.25)	(0.21)	(0.19)	(0.22)

Weighted average common shares outstanding:
Basic	36,460	37,637	36,440	36,427

Diluted	36,460	37,637	36,440	36,427

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity for the
Six Month Period Ended June 30, 2012 (Unaudited) and the Year Ended December 31, 2011
Dollars in Thousands

	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Common stock:
Balance, beginning of the period	$34	33
Acquisition related issuance	—	3
Treasury stock retirement	(1)	(2)

Balance, end of the period	$33	34

Additional paid-in-capital:
Balance, beginning of the period	$74,221	69,654
Stock based compensation	2,468	2,290
Treasury stock retirement	(858)	(3,134)
Acquisition related issuance	—	5,260
Other	(225)	151

Balance, end of the period	$75,606	74,221

Accumulated deficit:
Balance, beginning of the period	$(53,557)	(17,166)
Net loss	(7,012)	(36,391)

Balance, end of the period	$(60,569)	(53,557)

Treasury stock, at cost:
Balance, beginning of the period	$(46)	(260)
Treasury stock purchases	(813)	(2,923)
Treasury stock retirement	859	3,137

Balance, end of the period	$—	(46)

Total stockholders’ equity	$15,070	20,652

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the
Six month periods ended June 30, 2012 and 2011 (Unaudited)
Dollars in Thousands

	Six Months Ended June 30,

	2012	2011

Cash flows from operating activities:
Net loss	$(7,012)	(8,069)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,101	794
Restricted cash	379	(620)
Stock based compensation	2,468	1,724
Changes in operating assets and liabilities:
Financial instruments owned, at fair value	9,256	2,152
Private placement and other fees receivable	689	(994)
Receivable from brokers, dealers & clearing agencies	(348)	2,934
Prepaid expenses	(4)	(288)
Other assets	239	(2,691)
Financial instruments sold not yet purchased, at fair value	(1,630)	3,942
Accrued compensation payable	(3,292)	(7,860)
Accounts payable and accrued expenses	(616)	9,484

Net cash provided by operating activities	1,230	508

Cash flows used in investing activities:
Purchases of property and equipment and capitalization of software development costs	(730)	(519)
Merchant banking investments	(200)	(622)
Acquisition	(250)	(336)

Net cash used in investing activities	(1,180)	(1,477)

Cash used in financing activities:
Extinquishment of convertible debt	(54)	—
Purchase of treasury stock	(813)	(1,681)

Net cash used in financing activities	(867)	(1,681)

Net decrease in cash and cash equivalents	(817)	(2,650)
Cash and cash equivalents – beginning of period	5,789	13,350

Cash and cash equivalents – end of period	$4,972	10,700

Supplemental disclosures of cash flow information:
Income taxes paid	$69	321

Interest paid	$446	253

Supplemental non-cash information:
Share issuance for acquisition of Hudson Holding Corporation	$—	5,263

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Organization, Nature of Operations and Basis of Presentation

General

          Direct Markets Holdings Corp. (“DMHC”) is a Delaware holding company which was organized on December 20, 2006. DMHC, through its various subsidiaries, is engaged in investment banking, sales and trading, merchant banking and the development of the first-ever 24/7 automated electronic transaction platform to link issuers with investors for primary offerings of securities by existing publicly-traded companies. DMHC’s principal operating subsidiaries are: (i) Rodman & Renshaw, LLC, a Delaware limited liability company (“R&R”); (ii) Rodman Principal Investments, LLC, a Delaware limited liability company (“RPI”); and (iii) Direct Markets, Inc., a Delaware corporation (“DirectMarkets”). R&R is a broker dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”). RPI serves as the holding vehicle for all of DMHC’s principal-related businesses, including Aceras BioMedical LLC (“Aceras BioMedical”), a joint venture through which DMHC, in partnership with Aceras Partners, LLC (“Aceras Partners”), makes principal investments in early-stage biotechnology and life sciences companies. DirectMarkets is DMHC’s recently introduced automated state-of-the-art electronic transaction platform that will directly link existing public company issuers and investors seeking to transact primary offerings of securities by existing publicly-traded companies. DMHC and its subsidiaries are collectively referred to herein as “Company,” “we,” “our” or “us”.

          On May 4, 2012, at the Company’s Annual Meeting of Stockholders, the stockholders approved the name change of the Company to Direct Markets Holdings Corp. On June 1, 2012, the name change was implemented.

          The Company has experienced recurring losses from operations, and such losses may continue for the foreseeable future. As of August 9, 2012, the Company had approximately $6.8 million in liquid assets. If the Company cannot generate revenue in the near term, it will need to raise additional capital to continue to fund its operating activities. The Company is currently exploring several financing and strategic options; however, there can be no assurance that the Company will be able to complete any such transaction in a timely manner, if at all, and cannot predict what the terms of any such transaction will be. Any financing or strategic transaction may be dilutive to existing stockholders and may include covenants restricting the Company’s ability to operate freely or make it more difficult for the Company to raise money in the future. If the Company’s capital raising and/or strategic initiative efforts are unsuccessful, its inability to finance ongoing operations could have a material adverse effect on the Company’s financial position, results of operations and business and the Company may have to curtail its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, the results of operations for the three months and six months ended June 30, 2012 and 2011, the changes in stockholders’ equity and comprehensive income (loss) for the six months ended June 30, 2012 and the year ended December 31, 2011 and cash flows for the six months ended June 30, 2012 and 2011. The results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or the full fiscal year ending December 31, 2012.

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

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Value of Merchant Banking Assets

          Merchant banking revenue consists of gains and losses on investments by our Aceras BioMedical joint venture and other principal investments activity. During the three months ended March 31, 2012, BioMarin Pharmaceutical Inc. (BioMarin”), the purchaser of Huxley Pharmaceuticals from Aceras (Huxley”), recorded an impairment charge of $6.7 million related to certain assets acquired. These assets were IPR&D assets associated with U.S. marketing rights of a product candidate for the treatment of Lambert-Eaton Myasthenic Syndrome that is in Phase 3 clinical trials in the U.S. BioMarin had previously disclosed that it was exploring strategic options for this product candidate in the U.S., including potential out licensing arrangements. In March 2012, BioMarin disclosed that it had determined to suspend these initiatives. Based on this triggering event and lower than expected reported European sales revenue, the Company revised the carrying value of the contingent payments related to the sale of Huxley and recognized a non-cash charge of $5.1 million in merchant banking revenues for the six months ended June 30, 2012. The value of Aceras BioMedical’s assets as of June 30, 2012 and December 31, 2011 was determined based on an independent valuation performed by a third party valuation firm, which took into consideration, where applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account, factors including, general economic and stock market conditions.

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash and Cash Equivalents

          The Company generally invests its excess cash in money market funds. Most of the restricted cash relates to letters of credit issued in connection with the Company’s office lease agreement and cash held at financial institutions for capital purposes. Cash and cash equivalents include $37,000 on deposit in a Special Reserve Bank Account for the Exclusive Benefit of Customers pursuant to Rule 15c3-3 of the Exchange Act and relates to the Company’s soft dollar credit balances.

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

          When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments. Revenue from the receipt of warrants is recognized, as of the close of the date on which it is earned, based on the estimated fair value of the securities received using Black-Scholes, which takes into account the exercise price, remaining life of the warrant, the current price and expected price volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The following provides details of the Company’s investment banking revenue for the three month and six month periods ended June 30, 2012 and 2011 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Private placements	$1,017	6,611	13,528	17,248
Warrants	372	3,540	1,345	7,886
Equity	—	—	628	—
Strategic advisory	525	1,713	8,270	3,505
Underwriting	435	2,843	2,054	13,539

Total investment banking revenue	$2,349	14,707	25,825	42,178

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          Merchant Banking Revenue. Merchant banking revenue consists of gains and losses on investments by the Company’s Aceras BioMedical joint venture and other principal investments activity. During the three months ended March 31, 2012, BioMarin, the purchaser of Huxley from Aceras, recorded an impairment charge of $6.7 million related to certain assets acquired. These assets were IPR&D assets associated with U.S. marketing rights of a product candidate for the treatment of Lambert-Eaton Myasthenic Syndrome that is in Phase 3 clinical trials in the U.S. BioMarin had previously disclosed that it was exploring strategic options for this product candidate in the U.S., including potential out licensing arrangements. In March 2012, BioMarin disclosed that it had determined to suspend these initiatives. Based on this triggering event and lower than expected reported European sales revenue, the Company revised the carrying value of the contingent payments related to the sale of Huxley and recognized a non-cash charge of $5.1 million in merchant banking revenues for the six months ended June 30, 2012. The value of Aceras BioMedical’s assets as of June 30, 2012 and December 31, 2011 was determined based on an independent valuation performed by a third party valuation firm, which took into consideration, where applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account, factors including, general economic and stock market conditions.

          Principal Transactions. Investment related financial instruments owned and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in principal transactions on a trade-date basis.

          Brokerage. Brokerage revenues consist of (a) commissions resulting from securities transactions executed as agent or principal and recorded on a trade date basis, net of soft dollar expenses of $0.5 million and $1.0 million for the three months and six months ended June 30, 2012, respectively, and (b) related net trading gains and losses from market making activities.

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

Software Development Costs

          The Company capitalizes software development costs related to its DirectMarkets business in accordance with FASB ASC Subtopic 985-20 (Costs of Software to be Sold, Leased, or Marketed). Software development costs are capitalized after technological feasibility is established. The DirectMarkets software products are not yet available to clients and potential clients as of June 30, 2012; as such the Company has not commenced amortizing such costs over the related product’s estimated economic useful life. Net capitalized software development costs (included in other assets) totaled $1.7 million at June 30, 2012.

Goodwill and Other Intangible Assets

          Goodwill is not amortized; instead, it is reviewed for impairment at least annually and written down when impaired. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
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

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          Reserves related to legal proceedings are established and maintained. The determination of these reserve amounts requires significant judgment on the part of management. The Company’s management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. As of June 30, 2012, there were no material legal reserves accrued in the Consolidated Statements of Financial Condition.

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

Forgivable Loans

          The Company issues forgivable loans as a retention vehicle to certain new and existing employees. These loans are subject to a substantive service requirement by the employees and are amortized over the service period on a straight-line basis. As of June 30, 2012, the net unamortized balance of forgivable loans was $0.2 million, which is included in other assets on the Consolidated Statements of Financial Condition. The Company recorded $0.1 million and $0.4 million of compensation expense related to the amortization of these loans during the three months ended June 30, 2012 and 2011, respectively. The Company recorded $0.2 million and $0.9 million of compensation expense related to the amortization of these loans during the six months ended June 30, 2012 and 2011, respectively.

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

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 4 - Financial Instruments, at Fair Value

          The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value as of June 30, 2012 and December 31, 2011 by level within the fair value hierarchy (in thousands of dollars):

	June 30, 2012

	Level 1	Level 2	Level 3	Total

Assets:
Financial instruments owned:
Corporate equity securities	$2,665	—	14	2,679
Merchant banking investments	—	—	4,645	4,645
Derivatives	27	—	3,797	3,824
Fixed income	—	326	—	326
Other investments	—	—	1,332	1,332

Total financial instruments owned	$2,692	326	9,788	12,806

Liabilities:
Corporate equity securities	$267	—	—	267
Derivatives	5	—	66	71

Total financial instruments sold, not yet purchased	$272	—	66	338

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
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

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Merchant Banking Investments.

          The value of the Company’s investment in Aceras BioMedical’s assets is categorized as Level 3 financial instruments. During the three months ended March 31, 2012, BioMarin, the purchaser of Huxley from Aceras, recorded an impairment charge of $6.7 million related to certain assets acquired. These assets were IPR&D assets associated with U.S. marketing rights of a product candidate for the treatment of Lambert-Eaton Myasthenic Syndrome that is in Phase 3 clinical trials in the U.S. BioMarin had previously disclosed that it was exploring strategic options for this product candidate in the U.S., including potential out licensing arrangements. In March 2012, BioMarin disclosed that it had determined to suspend these initiatives. Based on this triggering event and lower than expected reported European sales revenue, the Company revised the carrying value of the contingent payments related to the sale of Huxley and recognized a non-cash charge of $5.1 million in merchant banking revenues for the six months ended June 30, 2012. The value of Aceras BioMedical’s assets as of June 30, 2012 and December 31, 2011 was determined based on an independent valuation performed by a third party valuation firm, which took into consideration, where applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account, factors including, general economic and stock market conditions.

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

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3 Financial Assets and Liabilities.

          The following is a summary of changes in fair value of the Company’s financial assets and liabilities that have been classified as Level 3 for the three months ended June 30, 2012 and 2011 (in thousands of dollars):

	Three Months Ended June 30, 2012

	Corporate Equity Securities	Merchant Banking	Derivatives	Other Investments	Total

Securities owned:
Balance, March 31, 2012	$16	4,722	5,885	1,327	11,950
Purchases / issuances	—	—	250	—	250
Sales / settlements	—	—	—	—	—
Realized and unrealized gains/(losses) (1)	(2)	(77)	(2,338)	5	(2,412)

Balance, June 30, 2012	$14	4,645	3,797	1,332	9,788

Change in unrealized gains/(losses) relating to instruments still held at June 30, 2012	$(2)	(77)	(2,338)	5	(2,412)

Securities sold, not yet purchased:
Balance, March 31, 2012	$—	—	532	—	532
Sales / settlements	—	—	—	—	—
Realized and unrealized (gains)/losses (1)	—	—	(466)	—	(466)

Balance, June 30, 2012	$—	—	66	—	66

Change in unrealized gains relating to instruments still held at June 30, 2012	$—	—	(466)	—	(466)

(1) Reported in principal transactions in the Consolidated Statements of Operations.

	Three Months Ended June 30, 2011

	Corporate Equity Securities	Merchant Banking	Derivatives	Notes	Other Investments	Total

Securities owned:
Balance, March 31, 2011	$2,711	10,866	11,613	2,531	2,072	29,793
Purchases / issuances	368	9	3,540	—	1	3,918
Sales / settlements	—	(951)	(916)	—	—	(1,867)
Transfer to Level 1	(314)	—	—	(1,932)	—	(2,246)
Realized and unrealized gains/(losses) (1)	(1,462)	(36)	(2,808)	(588)	(215)	(5,109)

Balance, June 30, 2011	$1,303	9,888	11,429	11	1,858	24,489

Change in unrealized gains/(losses) relating to instruments still held at June 30, 2011	$(149)	(36)	(2,808)	(588)	(215)	(3,796)

(1) Reported in principal transactions in the Consolidated Statements of Operations.

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2012

	Corporate Equity Securities	Merchant Banking	Derivatives	Other Investments	Total

Securities owned:
Balance, December 31, 2011	$136	9,559	4,747	1,379	15,821
Purchases / issuances	—	200	1,223	—	1,423
Sales / settlements	—	—	(476)	(60)	(536)
Realized and unrealized gains/(losses) (1)	(122)	(5,114)	(1,697)	13	(6,920)

Balance, June 30, 2012	$14	4,645	3,797	1,332	9,788

Change in unrealized gains/(losses) relating to instruments still held at June 30, 2012	$(122)	(5,114)	(1,697)	13	(6,920)

Securities sold, not yet purchased:
Balance, December 31, 2011	$—	—	—	—	—
Sales / settlements	—	—	297	—	297
Realized and unrealized (gains)/losses (1)	—	—	(231)	—	(231)

Balance, June 30, 2012	$—	—	66	—	66

Change in unrealized gains relating to instruments still held at June 30, 2012	$—	—	(231)	—	(231)

(1) Reported in principal transactions in the Consolidated Statements of Operations.

	Three Months Ended June 30, 2011

	Corporate Equity Securities	Merchant Banking	Derivatives	Notes	Other Investments	Total

Securities owned:
Balance, December 31, 2010	$1,797	10,557	15,570	2,197	2,159	32,280
Purchases / issuances	1,156	9	7,886	—	1	9,052
Sales / settlements	—	(951)	(6,142)	—	—	(7,093)
Transfer to Level 1	(314)	—	—	(1,932)	—	(2,246)
Realized and unrealized gains/(losses) (1)	(1,336)	273	(5,885)	(254)	(302)	(7,504)

Balance, June 30, 2011	$1,303	9,888	11,429	11	1,858	24,489

Change in unrealized gains/(losses) relating to instruments still held at June 30, 2011	$(23)	273	(6,580)	(252)	(302)	(6,884)

(1) Reported in principal transactions in the Consolidated Statements of Operations.

NOTE 5 – Goodwill and Other Intangible Assets

          In February 2012, the Company acquired certain assets of The Investor Relations Group, Inc. (“IRG”) an investor and public relations firm. The Company paid approximately $0.25 million which was allocated to customer list intangible asset and the purchase agreement provided for approximately $0.75 million in estimated contingent payments upon achievement of certain performance criteria, which was initially reflected in the accounts payable and accrued expenses line item in the consolidated statement of financial condition with the offset reflected as goodwill.

          In the second quarter of 2012, the Company determined to dispose of the certain assets of The Investor Relations Group, Inc. (“IRG”) it acquired in February 2012. This resulted in a $0.75 million write-down of goodwill.

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following table represents a summary of the changes to intangible assets from December 31, 2011 to June 30, 2012 (in thousands of dollars):

	Goodwill	Customer Relationships	Total

Balance, December 31, 2011	$—	—	—
Additions	750	250	1,000
Writedown	(750)	—	(750)
Amortization	—	(35)	(35)

Balance, June 30, 2012	$—	215	215

NOTE 6 – Long-Term Convertible Debt

          Long-term convertible debt is accounted for on an amortized cost basis. The following is a summary of the carrying value (including unamortized discounts) of the Company’s long-term debt as of June 30, 2012 (in thousands of dollars):

June 30, 2012

10.0% Senior Secured Convertible Debentures, due 2013, net of discount (effective interest rate of 11.8%)	$5,910

Long-term convertible debt	$5,910

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

          Since the settlement structure of the debt permits settlement in cash upon conversion, the Company is required to separately account for the liability and equity components of the convertible debt in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This entails bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt being reflected in the Statement of Operations as part of interest expense.

          The Class B warrants were accounted for as a separate liability component because the number of shares underlying the warrants was not fixed and determinable. As of June 30, 2012, the value of the Series B Warrants was $0.1 million. The unrealized change in value of the Series B Warrants was recorded as a component of principal transactions revenue.

          The Class A warrants which amounted to $0.4 million and were accounted for as a separate equity component and the Class B warrants which originally amounted to $0.3 million; both represent part of the original discount on the debt.

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - Commitments and Contingencies

          Lease Commitments

          The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2011 and 2014. The Company lease for the 20th floor at 1251 Avenue of the Americas, New York, NY (the “NY Lease”) expires in October 2013. As of September 30, 2011, the only significant change in the Company’s lease agreements since December 31, 2010 is the assumption of Hudson Holding Corporation’s (“Hudson’s”) Jersey City, New Jersey office lease which expires in August, 2012. The New Jersey office was for the most part abandoned in August 2011.

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

          Equity Commitment

          The Company, through its wholly owned subsidiary, Rodman Principal Investments, LLC (“RPI”), has made an investment commitment to Aceras BioMedical to fund its operating budget and Aceras BioMedical’s principal investments in life science companies. At June 30, 2012, $10.0 million of this commitment remained unfunded.

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

          The Company has elected to use the alternative method of computing regulatory net capital pursuant to Rule 15c3-1. At June 30, 2012, R&R had net capital of $2.2 million, which was $1.2 million in excess of its required net capital of $1.0 million.

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

          Management evaluated the realizability of its deferred tax assets as of June 30, 2012. Due to the uncertainty in the current operating environment and the resulting impact on the realizability of deferred tax assets the Company continued to record a full valuation allowance on such assets at June 30, 2012.

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

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The Company files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. The Company’s income tax returns filed for tax years 2008, 2009 and 2010 are subject to examination by the U.S. federal, state and foreign taxing jurisdictions.

NOTE 10 - Stock-Based Compensation

          The Company recorded stock-based compensation of $1.9 million and $0.9 million for the three month periods ended June 30, 2012 and 2011, respectively and $2.5 million and $1.7 million for the six month periods ended June 30, 2012 and 2011, respectively. The unamortized deferred stock-based compensation balance as of June 30, 2012 was $4.1 million and will be fully amortized through 2017.

          There were no stock option grants in the six months of 2012. A summary of stock options outstanding as of June 30, 2012 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2011	2,190	$4.33	$1.11
Expired unexercised	(1,704)	4.45	1.18

Outstanding at June 30, 2012	486	$3.92	$0.88	3.8 year	$—

Exercisable at June 30, 2012	486	$3.92	$0.88	3.8 year	$—

          There was no compensation cost associated with stock options for both the six months ended June 30, 2012 and 2011.

          The following tables detail the activity of restricted stock units (“RSUs”) (shares in thousands):

	Shares		Weighted Average Grant Date Fair Value

	Future Service Required	No Future Service Required (1)	Future Service Required	No Future Service Required

Balance at December 31, 2011	5,396	3,018	$1.34	$1.14
Granted	3,810	—	0.64	—
Forfeited	(1,028)	—	1.34	—
Vested	(1,792)	1,792	1.18	1.18

Balance at June 30, 2012	6,386	4,810	$0.96	$1.16

(1)	Represents fully vested RSUs which are still subject to transferability restrictions.

          Approximately 3.8 million RSUs were granted, mostly to DirectMarkets related employees, during the six months ended June 30, 2012. Total compensation cost associated with RSUs was $1.9 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively and $2.5 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively.

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – Earnings per Share

          In conjunction with the acquisition of Hudson, outstanding warrants to purchase Hudson common stock were converted into 310,817 warrants to purchase the Company’s common stock at an average exercise price of $23.85. As of June 30, 2012, the aggregate intrinsic value of these warrants was zero.

          The table below reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three month and six month periods ended June 30, 2012 and 2011 (in thousands, except per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,

		2012	2011	2012	2011

Earnings (loss):
Earnings (loss) for basic earnings per share		(8,990)	(7,883)	(7,012)	(8,069)
Addback: Convertible debt related interest		—	—	—	—

Earnings (loss) for diluted earnings per share		(8,990)	(7,883)	(7,012)	(8,069)

Shares:
Shares outstanding	(1)	32,749	35,103	33,009	34,202
Unearned restricted stock	(2)	—	—	—	(23)
Earned RSUs	(3)	3,711	2,534	3,431	2,248

Shares outstanding, basic		36,460	37,637	36,440	36,427

Convertible debt	(4)	—	—	—	—
Unearned RSUs	(5)	—	—	—	—

Shares outstanding, diluted		36,460	37,637	36,440	36,427

Earnings (loss) per share:
Basic		(0.25)	(0.21)	(0.19)	(0.22)
Diluted		(0.25)	(0.21)	(0.19)	(0.22)

(1)	Shares outstanding represents shares issued less shares repurchased in treasury stock.

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

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          Although the Company has multiple sources of revenue derived within Capital Markets, most of its revenue is derived from investment banking services and consists of private placement, underwriting and strategic advisory fees earned upon the successful completion of financing or other types of corporate transactions, such as mergers, acquisitions and dispositions..

          The DirectMarkets segment is comprised of operating activities related to the DirectMarkets platform. This year the Company introduced the DirectMarkets platform, the first-ever 24/7 automated electronic transaction platform that will link issuers with investors for primary offerings of securities by existing publicly-traded companies. The DirectMarkets platform was developed by the Company over the past several years, building on the expertise obtained in completing more than 580 financing transactions for public companies since 2002. During the last decade, capital-raising options and alternatives for public companies have evolved from traditional follow-on offerings to registered directs, at the market and confidentially marketed public offerings. Through this evolution, the issuer has gained more influence over the capital-raising process by acting on shorter notice and reducing its exposure to market volatility during the life of a deal. The DirectMarkets platform is the next and logical evolutionary step in empowering the issuer and bringing access to the capital markets directly into the C-Suite of public companies through an electronic interface linking public company issuers with investors.

          Total revenue for the three month and six month periods ended June 30, 2012 was and $0.4 million and $0.7 million, respectively, which came from non-investment banking advisory fees related to IRG assets recently acquired. The expenses relate to the non-capitalizable employee and other costs of developing and marketing the DirectMarkets platform.

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, the Company formed Aceras BioMedical, a joint venture through which it, in partnership with Aceras Partners, LLC, makes principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, the Company formed RPI, which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of its principal-related businesses. At June 30, 2012, $10.0 million of this commitment remained unfunded. RPI receives 50% of Aceras BioMedical’s economic interest in all investments made.

DIRECT MARKETS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The Company’s net revenues, expenses, and total assets by segment are summarized below (in millions of dollars):

	Capital Markets	Direct Markets	Merchant Banking	Total

2012
Three Months Ended June 30
Total revenues	$6.4	0.4	(0.1)	6.7
Expenses	$12.6	2.2	1.0	15.8
Operating income (loss)	$(6.2)	(1.8)	(1.1)	(9.1)
Segment assets	$20.8	2.8	4.6	28.2

Six Months Ended June 30
Total revenues	$36.6	0.7	(5.1)	32.2
Expenses	$33.4	4.1	1.8	39.3
Operating income (loss)	$3.2	(3.4)	(6.9)	(7.1)
Segment assets	$20.8	2.8	4.6	28.2

2011
Three Months Ended June 30
Total revenues	$15.9	—	—	15.9
Expenses	$25.3	—	1.1	26.4
Operating loss	$(9.4)	—	(1.1)	(10.5)
Segment assets	$68.5	—	9.9	78.4

Six Months Ended June 30
Total revenues	$42.7	—	0.5	43.2
Expenses	$52.1	—	1.9	54.0
Operating income (loss)	$(9.4)	—	(1.4)	(10.8)
Segment assets	$68.5	—	9.9	78.4

NOTE 13 – Subsequent Events

          On July 2, 2012, the Company announced that it had entered into a nonbinding letter of intent for the sale of R&R to an entity controlled by Michael Vasinkevich, one of the Company’s founders and former vice chairman of the board of directors. The closing of the transaction is subject to conditions including the negotiation and execution of a definitive agreement, FINRA approval of the proposed change in control and approval of the transaction by a majority of the disinterested stockholders of the Company.

          In August 2012, the Company satisfied an account payable due to a service provider in the approximate amount of $1.6 million through the payment of $600,000 and the transfer and assignment of other assets (an accounts receivable and judgments) with an aggregate carrying value of $630,000. This transaction was recorded as an approximate $1 million reduction of accounts payable and professional and consulting expenses during the second quarter of 2012.

          In August 2012, the Company disposed of certain assets that it acquired in February 2012 from The Investor Relations Group, Inc., an investor and public relations firm. The Company received approximately $125,000 in cash and a release from all future contingent payments and other obligations provided for in the purchase agreement.

          In July 2012, R&R suspended all sales and trading activities and reduced total headcount from 141 as of June 30, 2012 to 74 as of August 13, 2012 due to financial and market conditions. The suspension of all sales and trading activities resulted in the required net capital under Rule 15c3-1 to be reduced from $1 million to $250,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.

Overview

          We are a full-service investment bank dedicated to providing corporate finance, strategic advisory and related services to public and private companies across multiple sectors and regions. We are a leader in the PIPE (private investment in public equity) and RD (registered direct offering) transaction markets. We have been ranked the #1 Placement Agent by deal volume of PIPE and RD financing transactions completed every year since 2005. Our primary product and service offerings include financing transactions, including private placements and public offerings.

          This year we introduced the DirectMarkets platform, the first-ever 24/7 automated electronic transaction platform that will link issuers with investors for primary offerings of securities by existing publicly-traded companies. The DirectMarkets platform was developed by us over the past several years, building on the expertise that we have obtained in completing more than 580 financing transactions for public companies since 2002. During the last decade, capital-raising options and alternatives for public companies have evolved from traditional follow-on offerings to registered directs, at the market and confidentially marketed public offerings. Through this evolution, the issuer has gained more influence over the capital-raising process by acting on shorter notice and reducing its exposure to market volatility during the life of a deal. The DirectMarkets platform is the next and logical evolutionary step in empowering the issuer and bringing access to the capital markets directly into the C-Suite of public companies through an electronic interface linking public company issuers with investors.

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

          Although we have multiple sources of revenue derived within Capital Markets, most of its revenue is currently derived from sales and trading and investment banking activities.

          The DirectMarkets segment is comprised of operating activities related to the DirectMarket platform. This year we introduced the DirectMarkets platform, the first-ever 24/7 automated electronic transaction platform that will link issuers with investors for primary offerings of securities by existing publicly-traded companies. The DirectMarkets platform was developed by us over the past several years, building on the expertise that we have obtained in completing more than 580 financing transactions for public companies since 2002. During the last decade, capital-raising options and alternatives for public companies have evolved from traditional follow-on offerings to registered directs, at the market and confidentially marketed public offerings. Through this evolution, the issuer has gained more influence over the capital-raising process by acting on shorter notice and reducing its exposure to market volatility during the life of a deal. The DirectMarkets platform is the next and logical evolutionary step in empowering the issuer and bringing access to the capital markets directly into the C-Suite of public companies through an electronic interface linking public company issuers with investors.

          The Merchant Banking segment is primarily comprised of operating activities related to Aceras BioMedical. On May 12, 2008, we formed Aceras BioMedical, a joint venture through which we, in partnership with Aceras Partners, make principal investments in early-stage biotechnology and life sciences companies. In conjunction with the establishment of the joint venture, we formed a new wholly-owned subsidiary which holds a 50% stake in Aceras BioMedical and serves as the holding vehicle for all of our principal-related businesses. At June 30, 2012, our outstanding investment commitment to Aceras BioMedical to fund operations and the joint venture’s principal investments in life science companies was $10.0 million. We receive 50% of Aceras BioMedical’s economic interest in all investments made.

Business Environment

          2011 was a very difficult period in our industry and the trend has continued for 2012 to date. With the many geopolitical and economic uncertainties, it is difficult to time a market recovery or predict its sustainability. Market conditions and valuations for companies in the sectors in which we are active, as well as general market conditions, can materially affect our financial performance. Declining valuations in various sectors in which we are active, unprecedented volatility and lack of liquidity in certain sectors of the capital markets, as well as a slowing of economic growth generally has led to declines in financing activity, smaller financing transactions, and declining trading activity and a resulting decline in revenue from prior periods. It is not possible to predict whether, and to what degree, these conditions will continue, abate, or reverse, and the level of capital markets and trading activity is expected to remain uncertain for the foreseeable future. In addition, the nature of our revenue generation, including the size of transactions, the timing of transaction closings and the sectors in which those transactions occur, make future performance difficult to predict and potentially highly variable. Revenues for many of the services we provide are earned only upon the successful completion of a transaction. Accordingly, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from period to period.

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

Second quarter of 2012 compared to second quarter of 2011

Results of Operations

          The following table sets forth our results of operations for the three months ended June 30, 2012 and 2011 (in thousands of dollars):

	Three Months Ended

	June 30, 2012		June 30, 2011

		% of Net Revenue		% of Net Revenue

Revenues:
Investment banking	$2,349		14,707
Merchant banking	(77)		(27)
Brokerage	6,558		6,449
Conference fees	—		—
Principal transactions	(2,537)		(5,245)
Interest and other income	428		14

Total revenues	6,721		15,898

Operating expenses:
Compensation and benefits	7,525	112.0%	15,231	95.8%
Conference expense	—	0.0%	39	0.2%
Professional and consulting	836	12.4%	2,529	15.9%
Occupancy and equipment rentals	816	12.1%	1,068	6.7%
Advertising and marketing	243	3.6%	150	0.9%
Communication and market research	1,750	26%	1,980	12.5%
Execution and clearing	833	12.4%	1,140	7.2%
Depreciation and amortization	406	6.0%	397	2.5%
Business development	628	9.3%	1,384	8.7%
Interest expense	320	4.8%	—	0.0%
Bad debt expense	197	2.9%	10	0.1%
Hudson acquisition related expense	—	0.0%	794	5.0%
Other	2,244	33.4%	1,725	10.9%

Total operating expenses	15,798	235.1%	26,447	166.4%

Income (loss) before income taxes	(9,077)	-135.1%	(10,549)	-66.4%
Income tax expense (benefit)	(87)		(2,666)

Net income (loss)	$(8,990)		(7,883)

          Our operating income for the three months ended June 30, 2012 and 2011 included the following non-cash expenses (in thousands of dollars):

	Three Months Ended

	June 30, 2012	June 30, 2011

Stock-based compensation	$1,867	873
Amortization of forgivable loans	139	402
Depreciation and amortization	406	397

Total	$2,412	1,672

Revenues

Merchant Banking Segment

          Merchant banking revenue, consisting of gains and losses on investments by our Aceras BioMedical joint venture and other principal investments activity, was a $0.1 million loss in the three months ended June 30, 2012. The value of Aceras BioMedical’s assets as of June 30, 2012 and December 31, 2011 was determined based on an independent valuation performed by a “third party valuation firm”, which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter taking into account, factors including, general economic and stock market conditions.

DirectMarkets Segment

          Total revenue for the three months ended June 30, 2012 was $0.4 million, which came from non-investment banking advisory fees related to the assets and business recently acquired from The Investment Relations Group, Inc.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the three months ended June 30, 2012 was $6.4 million, representing a decrease of 60% from $15.9 million in the comparable period of 2011. The decrease was primarily due to the continued depressed activity in investment banking services for the small and mid-cap sectors.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the three months ended June 30, 2012 and 2011 (in thousands of dollars):

	Three Months Ended

	June 30, 2012	June 30, 2011

Revenue:
Private placement and underwriting	$1,824	12,994
Strategic advisory	525	1,713

Total investment banking revenue	$2,349	14,707

          Investment banking revenue was $2.3 million for the three months ended June 30, 2012, which included $0.4 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $14.7 million, which included $3.5 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2011:

▪

Private placement and underwriting revenue for the quarter was $1.8 million, including $0.4 million of fair value related to warrants received, compared to $13.0 million, including $3.5 million of fair value related to warrants received, in the comparable period of 2011.

▪	Strategic advisory fees for the three months ended June 30, 2012 were $0.5 million, compared to $1.7 million for comparable period of 2011.

Sales and Trading

          Brokerage revenue was $6.6 million, net of $0.5 million of soft dollar expense for the three months ended June 30, 2012, compared with $6.5 million, net of $1.1 million of soft dollar expense, for the three months ended June 30, 2011. Brokerage revenue was up slightly despite the industry wide decrease in trading volumes.

Principal Transactions

          Principal transactions revenue was a $2.5 million loss for the three months ended June 30, 2012, compared with a $5.2 million loss for the three months ended June 30, 2011. The reduction in principal transactions loss is partially related to the significantly smaller size of our current portfolio of biotechnology and China sector warrants.

          The following discussion combines Capital Markets, DirectMarkets and Merchant Banking expenses.

Expenses

Compensation

          Employee compensation and benefits expense for the second quarter of 2012 was $7.5 million, compared to $15.2 million for the second quarter of 2011. Employee compensation and benefits expense for the three months ended June 30, 2012, excluding the $2.5 million principal transactions loss from revenue, represented 81% of transaction related revenue (revenue excluding principal transactions), compared to 70% (also excludes approximately $0.4 million in severance expense from compensation) in the comparable 2011 period. We target a compensation ratio of 55% to 60% of transaction related revenue on an annualized basis.

Non-Compensation Expenses

          Non-compensation expense was $8.3 million for the three months ended June 30, 2012, comparable to the $11.2 million for the same prior year period. The decrease from the prior year’s quarter in non-compensation expense was mostly due to the cost cutting initiatives that were implemented during the fall of 2011, which resulted in a $0.8 million decrease in business development expenses and a $1.7 million reduction in professional and consulting expense. In August 2012, we satisfied an account payable due to a service provider in the approximate amount of $1.6 million through the payment of $600,000 and the transfer and assignment of other assets (an accounts receivable and judgments) with an aggregate carrying value of $630,000. This transaction was recorded as an approximate $1 million reduction of accounts payable and professional and consulting expenses during the second quarter of 2012.

Income Taxes

          Due to the uncertainty in the current operating environment and the resulting impact on the realizability of our deferred tax assets we continue to record a full valuation allowance on such assets at June 30, 2012.

First half of 2012 compared to first half of 2011

Results of Operations

          The following table sets forth our results of operations for the six months ended June 30, 2012 and 2011 (in thousands of dollars):

	Six Months Ended

	June 30, 2012		June 30, 2011

		% of Net Revenue		% of Net Revenue

Revenues:
Investment banking	$25,825		42,178
Merchant banking	(5,114)		539
Brokerage	13,068		7,615
Conference fees	—		446
Principal transactions	(2,333)		(7,560)
Interest and other income	719		25

Total revenues	32,165		43,243

Operating expenses:
Compensation and benefits	21,407	66.6%	33,094	76.5%
Conference expense	—	0.0%	2,946	6.8%
Professional and consulting	3,524	11%	4,103	9.5%
Occupancy and equipment rentals	1,639	5.1%	1,841	4.3%
Advertising and marketing	430	1.3%	457	1.1%
Communication and market research	3,633	11.3%	2,894	6.7%
Execution and clearing	1,843	5.7%	1,218	2.8%
Depreciation and amortization	809	2.5%	794	1.8%
Business development	1,634	5.1%	2,683	6.2%
Interest expense	434	1.3%	—	0.0%
Bad debt expense	197	0.6%	48	0.1%
Hudson acquisition related expense	—	0.0%	1,212	2.8%
Other	3,714	11.5%	2,791	6.5%

Total operating expenses	39,264	122.1%	54,081	125.1%

Income (loss) before income taxes	(7,099)	-22.1%	(10,838)	-25.1%
Income tax expense (benefit)	(87)		(2,769)

Net income (loss)	$(7,012)		(8,069)

          Our operating income for the six months ended June 30, 2012 and 2011 included the following non-cash expenses (in thousands of dollars):

	Six Months Ended

	June 30, 2012	June 30, 2011

Stock-based compensation	$2,468	1,724
Amortization of forgivable loans	256	949
Depreciation and amortization	809	794

Total	$3,533	3,467

Revenues

Merchant Banking Segment

          Merchant banking revenue consists of gains and losses on investments by our Aceras BioMedical joint venture and other principal investments activity. During the first quarter of 2012, BioMarin Pharmaceutical Inc. (“BioMarin”), the purchaser of the Huxley Assets (“Huxley”), recorded an impairment charge of $6.7 million related to certain Huxley IPR&D assets. These IPR&D assets were associated with marketing rights in the U.S. for Huxley, a product candidate that is in Phase 3 clinical trials in the U.S. for the treatment of Lambert-Eaton Myasthenic Syndrome. BioMarin was exploring strategic options for Huxley as U.S. program, including the potential outlicense of rights in the U.S. In March 2012, BioMarin determined to suspend business development efforts. Based on this triggering event and lower than expected European sales revenue reported, we revised the value of the Huxley contingent payments and recognized a non-cash charge of $5.1 million in merchant banking revenues for the six months ended June 30, 2012. The value of Aceras BioMedical’s assets as of June 30, 2012 and December 31, 2011 was determined based on an independent valuation performed by a “third party valuation firm”, which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter taking into account, factors including, general economic and stock market conditions.

DirectMarkets Segment

          Total revenue for the six months ended June 30, 2012 was $0.7 million, which came from non-investment banking advisory fees related to the assets and business recently acquired from The Investment Relations Group, Inc.

Capital Market Segment

          Within our Capital Markets segment we derive revenues from two primary sources — investment banking and sales and trading.

          Total revenue for the six months ended June 30, 2012 was $36.6 million, representing a decrease of 14% from $42.7 million in the comparable period of 2011. The decrease was primarily due to the continued depressed activity in investment banking services for the small and mid-cap sectors.

Investment Banking Revenue

          Our investment banking revenue is derived from private placement and underwriting activities and strategic advisory services. The following table sets forth our revenue from our investment banking activities for the six months ended June 30, 2012 and 2011 (in thousands of dollars):

	Six Months Ended

	June 30, 2012	June 30, 2011

Revenue:
Private placement and underwriting	$17,555	38,673
Strategic advisory	8,270	3,505

Total investment banking revenue	$25,825	42,178

          Investment banking revenue was $25.8 million for the six months ended June 30, 2012, which included $1.3 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, as compared to revenue of $42.2 million, which included $7.9 million related to warrants received as compensation for activities as underwriter or placement agent valued using Black-Scholes, in the comparable period of 2011:

▪

Private placement and underwriting revenue for the six months ended June 30, 2012 was $17.6 million, including $1.3 million of fair value related to warrants received, compared to $38.7 million, including $7.9 million of fair value related to warrants received, in the comparable period of 2011.

▪

Strategic advisory fees for the six months ended June 30, 2012 were $8.3 million, compared to $3.5 million for comparable period of 2011. The increase in investment banking revenue was due in part to one significant advisory fee of $7.2 million (part of a total $11.7 million investment banking fee from ZaZa Energy LLC).

▪

During the first quarter of 2012, we earned approximately $16.8 million in metals & mining and oil and gas transactions. As of June 2012, we no longer focus on the metals & mining and oil and gas sectors and the employees focusing on those sectors are no longer employed with us.

Sales and Trading

          Brokerage revenue was $13.1 million, net of $1.0 million of soft dollar expense, for the six months ended June 30, 2012, compared with $7.6 million, net of $1.1 million of soft dollar expense, for the six months ended June 30, 2011. The increase in brokerage revenues was primarily due to the Hudson Holding Corporation (“Hudson”) business acquired in the second quarter of 2011.

Principal Transactions

          Principal transactions revenue was a $2.3 million loss for the six months ended June 30, 2012, compared with a $7.6 million loss for the six months ended June 30, 2011. The reduction in principal transactions loss is partially related to the significantly smaller size of our current portfolio of biotechnology and China sector warrants.

                     The following discussion combines Capital Markets, DirectMarkets and Merchant Banking expenses.

Expenses

Compensation

          Employee compensation and benefits expense for the six months ended June 30, 2012 was $21.4 million, compared to $33.1 million for the same prior year period. Employee compensation and benefits expense for the six months ended June 30, 2012, excluding the $2.3 million principal transactions loss from revenue, represented 62% of transaction related revenue (revenue excluding principal transactions), compared to 64% (also excludes approximately $0.7 million in severance expense from compensation) in the comparable 2011 period. We target a compensation ratio of 55% to 60% of transaction related revenue on an annualized basis.

Non-Compensation Expenses

          Non-compensation expense was $17.9 million for the six months ended June 30, 2012, comparable to the $21.0 million for the same prior year period. The decrease from the same prior year period’s non-compensation expense was mostly due to the cost cutting initiatives that were implemented during the fall of 2011, which resulted in a $2.9 million reduction in conference expense, a $1.0 million decrease in business development expenses and a $0.4 million decrease in professional and consulting expense, partially offset by a $0.9 increase in other expense, a $0.7 million increase in communication and market research expenses, a $0.6 million increase in execution and clearing, and a $0.4 million increase in interest expense. In August 2012, we satisfied an account payable due to a service provider in the approximate amount of $1.6 million through the payment of $600,000 and the transfer and assignment of other assets (an accounts receivable and judgments) with an aggregate carrying value of $630,000. This transaction was recorded as an approximate $1 million reduction of accounts payable and professional and consulting expenses during the second quarter of 2012.

Income Taxes

          Due to the uncertainty in the current operating environment and the resulting impact on the realizability of our deferred tax assets we continue to record a full valuation allowance on such assets at June 30, 2012.

Liquidity and Capital Resources

          We have historically satisfied our capital and liquidity requirements through cash generated internally from operations; however, on October 31, 2011 we raised $6.65 million of 10% Convertible Secured Debentures due 2013 with a net settlement feature, and warrants in a private placement financing.

          At December 31, 2011, we had liquid assets, consisting of unrestricted cash, restricted cash, “Level 1” assets less “Level 1” liabilities, “Level 2” assets (consisting of municipal securities) less “Level 2” liabilities (also consisting of municipal securities), net current receivables, and due to / due from clearing brokers of $15.5 million. As of June 30, 2012, we had liquid assets of $12.2 million. The decrease in liquid assets primarily mostly relates to year-end bonus and severance payments of approximately $5.2 million paid during the first half of 2012 and treasury stock purchases of $0.8 million.

          The following table sets forth the calculation of liquid assets (non-GAAP) as of June 30, 2012 and December 31, 2011 (in millions of dollars):

	June 30, 2012	December 31, 2011

Total cash and cash equivalents	6.2	7.4
Financial instruments owned, at fair value (Level 1 and Level2)	3.0	6.1
Private placement and other fees receivable	1.1	1.8
Receivable from brokers, dealers & clearing agencies	2.2	1.8
Financial instruments sold, not yet purchased, at fair value (Level 1)	(0.3)	(1.6)

Liquid Assets (non-GAAP)	12.2	15.5

          The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period-to-period. While our employees are generally paid salaries and draws on a semi-monthly basis during the year, bonus payments, which make up a significant portion of total compensation, are generally paid semi-annually or annually.

          As a registered securities broker-dealer, we are subject to the net capital requirements of the uniform net capital requirement set forth in Rule 15c3-1 promulgated by the SEC pursuant to the Exchange Act. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At June 30, 2012, we had excess net capital of $1.2 million. Regulatory net capital requirements may change based on investment and underwriting activities.

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

Cash Flows

          Unrestricted cash and cash equivalents were $5.0 million at June 30, 2012, a decrease of $0.8 million from $5.8 million at December 31, 2011.

          Operating activities provided $1.2 million of cash and cash equivalents during the six months ended June 30, 2012.

          The primary components of cash used for the six months ended June 30, 2012 were: (a) $0.8 million in treasury stock purchases and (b) $0.6 million in capitalization of software development costs and $0.1 million in property, equipment and leasehold purchases.

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

          At June 30, 2012, $3.8 million, or 30% of $12.8 million of financial instruments owned, at fair value, represented investments in warrants received in conjunction with our investment banking activities. $4.6 million or 36% of financial instruments owned is related to our merchant banking activity. The remaining 34% of the financial instruments owned represents listed equity securities, restricted securities and investments in affiliates at fair value.

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

          Based on our analysis, as of June 30, 2012, the effect of a 100+/- basis point change in interest rates on the value of our warrant portfolio and the resultant effect on our pre-tax income is considered immaterial.

          The value of Aceras BioMedical’s assets in our merchant banking segment was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the instability in general economic conditions, stock markets and regulatory conditions may result in significant changes in the estimated fair value of these investments. The primary quantifiable market risk associated with Aceras BioMedical’s assets is sensitivity to changes in interest rates. Based on our analysis as of June 30, 2012 assuming a 100 basis point increase in interest rates, we estimated the reduction of pre-tax income to be immaterial.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

          We face significant legal risks in our businesses and in recent years the volume of claims and amount of damages sought in litigation and regulatory proceedings against investment banking firms have been increasing. These risks include potential liability under Federal securities and other laws in connection with securities offerings and other transactions, including public offerings in which we act as underwriter, as well as advice and opinions we may provide concerning strategic transactions. While we are typically indemnified in connection with such claims, indemnification provisions are often difficult to enforce, particularly in circumstances where the indemnifying party’s principal assets are located outside of the United States, as is the case in many of our underwritten offerings. In addition, like most investment banking firms, we could be the subject of claims made by current and former employees arising out of their employment or termination of employment with us. These claims often relate to dissatisfaction with an employee’s bonus or separation payment, or involve allegations that the employee was the subject of some form of discrimination, retaliation or other unlawful employment practice.

          During 2011 and 2012, we were named as a party defendant in various litigations brought as class actions and one derivative action relating to underwritten public offerings that we participated in involving China based businesses. To date, we have been completely dismissed from one of the class actions and the plaintiffs in two of the class actions have voluntarily dismissed those actions in their entirety. The remaining actions are in the preliminary stages and while we believe that we have meritorious defenses, the proceedings are at too early a stage to effectively evaluate the merits or predict the outcome. There is no assurance that we will not be named in other actions brought or that the result of the pending actions or any future actions, or the costs of defense of those actions, will not adversely affect us.

Item 1A. Risk Factors

          Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2011, as amended. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes to the risk factors contained in our annual report except for the following additional risk related to our broker dealer business.

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

We have experienced recurring losses from operations and have limited cash reserves and working capital.

          We have experienced recurring losses from operations, and such losses may continue for the foreseeable future. As of August 13, 2012, we had approximately $7 million in liquid assets. If we cannot generate revenue in the near term, we will need to raise additional capital to continue to fund our operating activities. We are currently exploring several financing and strategic options; however, there can be no assurance that we will be able to complete any such transaction in a timely manner, if at all, and cannot predict what the terms of any such transaction will be. Any financing or strategic transaction may be dilutive to existing stockholders and may include covenants restricting our ability to operate freely or make it more difficult for us to raise money in the future. If our capital raising and/or strategic initiative efforts are unsuccessful, our inability to finance ongoing operations could have a material adverse effect on our financial position, results of operations and business and we may have to curtail operations. These factors raise substantial doubt about our ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1 - April 30, 2012	143,000	$0.88	143,000	2,890,391
May 1 - May 31, 2012	176,600	$0.68	176,600	2,713,791
June 1 - June 30, 2012	72,100	$0.53	72,100	2,641,691	(2)

Total	391,700	$0.73	391,700

(1) On May 25, 2010 we announced a stock repurchase program covering the purchase of up to an aggregate of $5 million of our common stock in the open market in accordance with Rule 10b-18 of the Exchange Act.
On November 15, 2010 we announced an increase of an additional $5 million to our stock repurchase program.

(2) Based on the closing price per share of our common stock on June 30, 2012 ($0.38 per share).

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS **	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
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

Date: August 14, 2012

DIRECT MARKETS HOLDINGS CORP.

By:	/s/ Edward Rubin

Name: Edward Rubin
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David J. Horin

Name: David J. Horin
Title: Chief Financial Officer
(Principal Financial Officer)